Form 10-Q
period 1993-12-31
ROLLINS ENVIRONMENTAL SERVICES INC
filed 1994-01-25
CIK 701856

Page 1 of 7

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549



                                  FORM 10-Q


(Mark One)

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          December 31, 1993

                                     OR

/___/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from                       to

Commission file number        1-8368

                       ROLLINS ENVIRONMENTAL SERVICES, INC.
           (Exact name of registrant as specified in its charter)


         DELAWARE                                              51-0228924
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)


One Rollins Plaza, Wilmington, Delaware                          19803
(Address of principal executive offices)                      (Zip Code)

                                 (302) 426-3314
            (Registrant's telephone number, including area code)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.



                                                 Yes   X     No _____

     The number of shares of the registrant's common stock outstanding as of December 31, 1993 was 60,375,811.

FORM 10-Q                                                         Page 2 of 7

                       PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 1993 are not necessarily indicative of the results that may be expected for the year ending September 30, 1994. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report to Shareholders and Form 10-K for the year ended September 30, 1993.

                    ROLLINS ENVIRONMENTAL SERVICES, INC.
                     CONSOLIDATED STATEMENT OF EARNINGS
                 ($000 Omitted Except for Per Share Amounts)

                                                  Three Months Ended
                                                      December 31,
                                                  1993         1992

Operating revenues                               $47,515      $58,985

Operating expenses                                34,601       36,978
Depreciation                                       5,530        5,135
Selling and administrative expenses                7,015        7,288
Interest expense                                     142          120

                                                  47,288       49,521

Earnings before income taxes and
  cumulative effect of change in
  accounting principle                               227        9,464

Income taxes                                         121        3,398

Earnings before cumulative effect of
  change in accounting principle                     106        6,066

Cumulative effect (to September 30, 1993)
  of adoption of SFAS No. 109                        543         -

Net earnings                                     $   649      $ 6,066

Earnings per share:
  Earnings before cumulative effect of
    change in accounting principle               $   -        $   .10
  Cumulative effect of adoption of
    SFAS No. 109                                     .01         -
                                                 $   .01      $   .10

Average common shares and equivalents
  outstanding (000)                               60,376       60,577

Dividends paid per common share                     None      $  .02 1/2

FORM 10-Q


                    ROLLINS ENVIRONMENTAL SERVICES, INC.
                         CONSOLIDATED BALANCE SHEET
                               ($000 Omitted)


                                                 December 31,   September 30,
               ASSETS                                1993           1993

Current assets
  Cash and cash equivalents (includes short-term
    investments of: $42,517-December;
    $44,218-September)                             $ 44,578       $ 47,487
  Accounts receivable, net                           32,814         30,311
  Deferred income taxes                               3,909          3,514
  Other current assets                                9,696          8,058
        Total current assets                         90,997         89,370

Property and equipment, at cost
  Land                                               28,696         27,861
  Buildings                                          28,569         28,150
  Equipment and vehicles                            187,380        186,075
  Site improvements                                  27,182         25,406
  Construction in progress                           19,254         20,409
  Accumulated depreciation                         (112,135)      (106,903)
                                                    178,946        180,998
Other assets                                          7,974          8,273
                                                   $277,917       $278,641
     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable                                 $  6,930       $  7,067
  Accrued liabilities                                11,251         12,119
  Accrued remediation and other costs                 4,276          4,697
  Income taxes payable                                  245           -
  Current maturities of long-term debt                  623            623
        Total current liabilities                    23,325         24,506

Long-term debt                                        4,632          4,632
Deferred income taxes                                15,219         15,374
Accrued remediation and other costs                  16,088         16,358
Other liabilities                                     5,109          4,964

Commitments and contingent liabilities
  See Part II, Item 1 Legal Proceedings

Shareholders' equity
  Preferred stock, $1 par value,
     1,000,000 shares authorized; issued and
     outstanding - None
  Common stock, $1 par value, 120,000,000 shares
     authorized; issued and outstanding:
     December-60,375,811; September-60,350,254       60,376         60,350
  Capital in excess of par value                      4,650          4,588
  Retained earnings                                 148,518        147,869
        Total shareholders' equity                  213,544        212,807
                                                   $277,917       $278,641

FORM 10-Q


                    ROLLINS ENVIRONMENTAL SERVICES, INC.
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                               ($000 Omitted)



                                                       Three Months Ended
                                                          December 31,
                                                         1993       1992

Cash flows from operating activities:
  Net earnings                                         $   649    $ 6,066
  Reconciliation of net earnings to net cash
    flows from operating activities:
    Expenditures charged to accrued remediation
      and other costs                                     (691)    (1,113)
    Depreciation                                         5,530      5,135
    Current and deferred income taxes                     (305)       977
    (Increase) in accounts receivable                   (2,503)    (2,710)
    (Decrease) in accounts payable and accrued
       liabilities                                      (1,005)    (1,349)
    Other, net                                          (1,116)    (1,061)
    Net cash flows from operating activities               559      5,945

Cash flows from investing activities:
  Purchase of property and equipment                    (3,571)   (11,728)
  Proceeds from sale of equipment                           15       -
    Net cash flows used in investing activities         (3,556)   (11,728)

Cash flows from financing activities:
  Repayment of long-term debt                              -         (268)
  Dividend payments                                        -       (1,507)
  Exercise of stock options                                 88        193
    Net cash flows from (used in)
      financing activities                                  88     (1,582)

Net (decrease) in cash and cash equivalents             (2,909)    (7,365)

Cash and cash equivalents:

  Beginning of period                                   47,487     55,120
  End of period                                        $44,578    $47,755

Supplemental information:

  Interest paid                                        $   172    $   102
  Income taxes (recovered) paid                        $  (983)   $ 2,293

FORM 10-Q                                                         Page 5 of 7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations: Three Months Ended December 31, 1993 vs. Three Months Ended December 31, 1992

     Revenues decreased by $11,470,000 (19.4%) due mainly to lower average prices and reduced incineration volume resulting from the increased competition and continued softness in the commercial hazardous waste incineration industry.

     Operating expenses decreased by $2,377,000 (6.4%) reflecting in part the decreased revenues along with the impact of personnel cutbacks and other cost reduction efforts. Operating expenses as a percentage of revenues increased to 72.8% from 62.7% in 1992 due mainly to the reduced revenues.

     The increase in depreciation of $395,000 (7.7%) is attributable to the Company's capital expenditure program to upgrade its equipment, improve its operating efficiency and comply with changing regulations.

     Selling and administrative expenses decreased $273,000 (3.7%) primarily as a result of lower commissions and other compensation expenses related to the lower level of revenues and personnel cutbacks. As a percentage of revenues, selling and administrative expenses were 14.8% in 1993 and 12.4% in 1992.

     Earnings before income taxes and the cumulative effect of a change in accounting principle decreased sharply mainly as a result of the lower revenues.

     The estimated effective income tax rate for the first quarter of fiscal year 1994 was 53.3% due to the low level of consolidated pretax income combined with the impact of certain state income taxes. The effective income tax rate for the first quarter of fiscal year 1993 was 35.9%.

     The cumulative effect to September 30, 1993 of the adoption of SFAS No. 109, Accounting For Income Taxes, under which deferred income tax accounts were adjusted to reflect current income tax rates, resulted in a favorable adjustment to net earnings of $543,000 or $.01 per share.

     After giving effect to the change in accounting principle, net earnings were $649,000 or $.01 per share in fiscal year 1994 compared with $6,066,000 or $.10 per share for the first quarter of fiscal year 1993. The reduction in net earnings was due mainly to the lower revenues.

     The Company is continuing its comprehensive program to improve its competitive position and increase profitability. This program includes Company-wide cost reductions including salary decreases, elimination of salary increases and personnel cutbacks where appropriate. In addition, the Company is moving aggressively to reduce procurement costs and is directing capital expenditures at improving material handling and other capabilities.

FORM 10-Q                                                         Page 6 of 7

Liquidity and Capital Resources

     The Company's financial condition continues to be strong as evidenced by its cash position and low level of debt which relates solely to land acquisitions. The Company financed its property and equipment additions during the first quarter with available cash and its cash flow from operations. Otherwise, there have been no material changes in the Company's financial condition and its liquidity and capital resources since September 30, 1993. For further details, see page 14 of the Company's 1993 Annual Report to Shareholders.



                         PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     There have been no additional significant legal proceedings nor any material changes in the legal proceedings reported on pages 3 through 5 of the Company's Form 10-K for the fiscal year ended September 30, 1993.

Item 2.  Changes in Securities

     None.

Item 3.  Defaults Upon Senior Securities

     None.

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

Item 5.  Other Information

     None.

Item 6.  Exhibits and Reports on Form 8-K

     None.

FORM 10-Q                                                         Page 7 of 7
                                 SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



   DATE:    January 25, 1994          ROLLINS ENVIRONMENTAL SERVICES, INC.
                                                   (Registrant)




                                   /s/ Nicholas Pappas
                                   Nicholas Pappas
                                   President and Chief Operating Officer



                                   /s/ Leo F. Rattigan, Jr.
                                   Leo F. Rattigan, Jr.
                                   Vice President-Finance and Treasurer
                                   Chief Financial Officer
                                   Chief Accounting Officer