Form 10-Q
period 1994-03-31
ROLLINS ENVIRONMENTAL SERVICES INC
filed 1994-04-27
CIK 701856

Page 1 of 8

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549



                                  FORM 10-Q


(Mark One)

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          March 31, 1994

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



                                                 Yes   X     No _____

     The number of shares of the registrant's common stock outstanding as of March 31, 1994 was 60,375,811.




FORM 10-Q                                                         Page 2 of 8

                       PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended March 31, 1994 are not necessarily indicative of the results that may be expected for the year ending September 30, 1994. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report to Shareholders and Form 10-K for the year ended September 30, 1993.

                    ROLLINS ENVIRONMENTAL SERVICES, INC.
                    CONSOLIDATED STATEMENT OF OPERATIONS
                 ($000 Omitted Except for Per Share Amounts)

                                      Three Months Ended   Six Months Ended
                                           March 31,           March 31,
                                        1994     1993       1994      1993

Operating revenues                    $ 41,363  $54,614   $ 88,878  $113,599

Operating expenses                      33,631   37,431     68,232    74,409
Special charge                          14,500     -        14,500      -
Depreciation                             5,925    5,213     11,455    10,348
Selling and administrative expenses      6,914    7,160     13,929    14,448
Interest expense                            83      119        225       239
                                        61,053   49,923    108,341    99,444

Earnings (loss) before income taxes
  (benefit) and cumulative effect
  of change in accounting principle    (19,690)   4,691    (19,463)   14,155

Income taxes (benefit)                  (7,317)   1,810     (7,196)    5,208
Earnings (loss) before cumulative
  effect of change in accounting
  principle                            (12,373)   2,881    (12,267)    8,947

Cumulative effect (to September 30,
  1993) of adoption of SFAS No. 109       -        -           543      -
Net earnings (loss)                   $(12,373) $ 2,881   $(11,724) $  8,947

Earnings (loss) per share:
  Earnings (loss) before cumulative
    effect of change in accounting
    principle                         $   (.20) $   .05   $   (.20) $    .15
  Cumulative effect of adoption of
    SFAS No. 109                          -        -           .01      -
                                      $   (.20) $   .05   $   (.19) $    .15

Average common shares and equivalents
  outstanding (000)                                         60,376    60,498

Dividends paid per common share         None    $ .02 1/2    None   $    .05
FORM 10-Q                                                         Page 3 of 8


                    ROLLINS ENVIRONMENTAL SERVICES, INC.
                         CONSOLIDATED BALANCE SHEET
                               ($000 Omitted)

                                                   March 31,    September 30,
               ASSETS                                1994           1993

Current assets
  Cash and cash equivalents (includes short-term
    investments of: $42,801-March;
    $44,218-September)                             $ 44,121       $ 47,487
  Accounts receivable, net                           29,494         30,311
  Deferred income taxes                               5,033          3,514
  Income taxes recoverable                            4,539          1,446
  Other current assets                                8,556          6,612
        Total current assets                         91,743         89,370

Property and equipment, at cost
  Land                                               28,606         27,861
  Buildings                                          30,085         28,150
  Equipment and vehicles                            186,533        186,075
  Site improvements                                  27,153         25,406
  Construction in progress                           10,361         20,409
  Accumulated depreciation                         (116,611)      (106,903)
                                                    166,127        180,998
Other assets                                          7,697          8,273
                                                   $265,567       $278,641
     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable                                 $  7,657       $  7,067
  Accrued liabilities                                11,242         12,119
  Accrued remediation and other costs                 5,066          4,697
  Current maturities of long-term debt                  662            623
        Total current liabilities                    24,627         24,506

Long-term debt                                        4,141          4,632
Deferred income taxes                                12,982         15,374
Accrued remediation and other costs                  15,350         16,358
Other liabilities                                     7,296          4,964

Commitments and contingent liabilities
  See Part II, Item 1 Legal Proceedings

Shareholders' equity
  Preferred stock, $1 par value,
    1,000,000 shares authorized; issued and
    outstanding - None
  Common stock, $1 par value, 120,000,000 shares
    authorized; issued and outstanding:
    March-60,375,811; September-60,350,254           60,376         60,350
  Capital in excess of par value                      4,650          4,588
  Retained earnings                                 136,145        147,869
        Total shareholders' equity                  201,171        212,807
                                                   $265,567       $278,641

FORM 10-Q                                                         Page 4 of 8


                    ROLLINS ENVIRONMENTAL SERVICES, INC.
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                               ($000 Omitted)



                                                        Six Months Ended
                                                             March 31,
                                                         1994       1993

Cash flows from operating activities:
  Net (loss) earnings                                  $(11,724)  $  8,947
  Reconciliation of net (loss) earnings to
    net cash flows from operating activities:
    Special charge                                       14,500       -
    Expenditures charged to accrued remediation
      and other costs, net                                 (639)    (2,181)
    Depreciation                                         11,455     10,348
    Current and deferred income taxes                    (7,004)    (1,772)
    Decrease in accounts receivable                         817      4,212
    (Decrease) in accounts payable and accrued
      liabilities                                          (287)    (4,424)
    Other, net                                           (2,968)      (856)
    Net cash flows from operating activities              4,150     14,274

Cash flows from investing activities:
  Purchase of property and equipment                     (7,209)   (20,622)
  Proceeds from sale of equipment                            57         67
    Net cash flows (used in) investing activities        (7,152)   (20,555)

Cash flows from financing activities:
  Repayment of long-term debt                              (452)    (1,205)
  Dividend payments                                        -        (3,015)
  Exercise of stock options                                  88        221
    Net cash flows (used in) financing activities          (364)    (3,999)

Net (decrease) in cash and cash equivalents              (3,366)   (10,280)

Cash and cash equivalents:

  Beginning of period                                    47,487     55,120
  End of period                                        $ 44,121   $ 44,840

Supplemental information:

  Interest paid                                        $   511    $   517
  Income taxes (recovered) paid                        $  (733)   $ 6,798









FORM 10-Q                                                      Page 5 of 8


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations: Six Months Ended March 31, 1994 vs. Six Months Ended March 31, 1993

     Revenues for the first six months decreased by $24,721,000 (21.8%) due mainly to the continued weak conditions in the hazardous waste treatment market and the extreme winter weather in the Northeast and Midwest during January and February of 1994. The reduced revenues reflect a lower volume processed at lower average prices.

     A review was made of the Company's assets at March 31, 1994. As a result of this review, a Special Charge before taxes of $14,500,000 ($9,031,000 after taxes) was recorded in the second quarter for: (1) various engineering and other expenditures on capital projects no longer considered viable in the current business climate ($8,200,000); (2) future estimated expenditures for landfill capping and related activities ($5,000,000); and (3) miscellaneous items ($1,300,000).

     Operating expenses decreased by $6,177,000 (8.3%) reflecting the reduced level of revenues along with the impact of personnel cutbacks and other cost reduction efforts. Operating costs as a percentage of revenues increased to 76.8% in 1994 from 65.5% in 1993 due mainly to the decrease in revenues.

     Depreciation increased by $1,107,000 (10.7%) due to the Company's capital expenditure program to upgrade equipment, improve operating efficiency and comply with changing regulations.

     Selling and administrative expenses decreased by $519,000 (3.6%) due mainly to lower commissions and other compensation expenses related to the lower level of revenues and personnel cutbacks under the Company's cost reduction program. As a percentage of revenues, selling and administrative expenses were 15.7% in 1994 and 12.7% in 1993 due mainly to the lower revenues.

     The income tax benefit recorded for the six months ended March 31, 1994 was based on an estimated effective rate of 37.0%. The income tax charge for 1993 was based on an estimated effective rate of 36.8%.

     The net loss for the first six months of 1994 was $11,724,000 or $.19 per share compared to net earnings of $8,947,000 or $.15 per share in 1993. The Special Charge of $14,500,000 ($9,031,000 after taxes) included in the net loss for the quarter and the six months ended March 31, 1994 amounted to $.15 per share. The cumulative effect to September 30, 1993 of the adoption of SFAS No. 109, Accounting For Income Taxes, in the first quarter of 1994 resulted in a favorable adjustment to net earnings of $543,000 or $.01 per share. Exclusive of the Special Charge and the cumulative effect of the change in accounting principle, the Company had a net loss of $3,236,000 or $.05 per share.






FORM 10-Q                                                      Page 6 of 8


Results of Operations: Three Months Ended March 31, 1994 vs. Three Months Ended March 31, 1993

     Revenues decreased by $13,251,000 (24.3%) due to the continued weak conditions in the hazardous waste treatment market and the extreme winter weather in the Northeast and Midwest. The reduced revenues reflect lower volume processed at lower average prices.

     As discussed above, a Special Charge of $14,500,000 ($9,031,000 after taxes) was recorded in the second quarter ended March 31, 1994.

     Operating expenses decreased by $3,800,000 (10.2%) reflecting the reduced level of revenues along with the impact of personnel cutbacks and other cost reduction efforts. As a percentage of revenues, operating expenses were 81.3% in 1994 compared to 68.5% in 1993 due mainly to the reduction in revenues.

     Depreciation increased by $712,000 (13.7%) due to the Company's capital expenditure program to upgrade its equipment, improve operating efficiency and comply with changing regulations.

    Selling and administrative expenses decreased by $246,000 (3.4%) due mainly to lower compensation costs resulting from the Company's cost reduction efforts. Selling and administrative expenses were 16.7% of revenues in 1994 compared to 13.1% in 1993 due mainly to the lower revenues.

     The income tax benefit recorded for the quarter ended March 31, 1994 was based on an estimated annual effective rate of 37.0%. The income tax charge for the quarter ended March 31, 1993 was based on an estimated annual effective rate of 36.8%.

     The net loss for the second quarter was $12,373,000 or $.20 per share compared with net earnings of $2,881,000 or $.05 per share in 1993. The 1994 net loss included the Special Charge of $14,500,000 ($9,031,000 after taxes) or $.15 per share. Exclusive of the Special Charge, the net loss from operations was $3,342,000 or $.05 per share.

     Earnings from operations continue to be adversely affected by the weak conditions in the hazardous waste treatment market. The Company is continuing its comprehensive program to improve its competitive position and its profitability. This program includes Company-wide cost reductions including elimination of salary increases and personnel cutbacks where appropriate. In addition, the Company is directing capital expenditures at improving material handling and other capabilities.

Liquidity and Capital Resources

    The Company's financial condition continues to be strong despite the reduced earnings of the last several quarters. The Special Charge of $14,500,000 in the second quarter did not affect current cash flow. The accruals for landfill capping and other costs included in the Special Charge will require cash outlays in future periods.




FORM 10-Q                                                      Page 7 of 8


     The Company's reduced capital expenditures were financed with the cash flow from operations and funds on hand.

     The Board of Directors of the Company suspended the payment of dividends on its common stock at its October 29, 1993 meeting to retain these funds within the Company for use in its capital improvement program. The Board of Directors will periodically review the resumption of future dividend payments.

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

     None.

Item 3.  Defaults Upon Senior Securities

     None.

Item 4.  Submission of Matters to a Vote of Security Holders

     The Company's Annual Meeting of Shareholders was held on January 28, 1994. The Company's 1993 Stock Option Plan was approved as proposed by Proposal No. 2 of the NOTICE OF ANNUAL MEETING OF SHAREHOLDERS TO BE HELD ON JANUARY 28, 1994. At the meeting, 48,029,202 affirmative votes and 3,032,038 negative votes were cast on Proposal No. 2, while 1,570,244 shares abstained.

Item 5.  Other Information

     None.

Item 6.  Exhibits and Reports on Form 8-K

     None.










FORM 10-Q                                                      Page 8 of 8
                                SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



   DATE:    April 27, 1994            ROLLINS ENVIRONMENTAL SERVICES, INC.

                                                   (Registrant)




                                   _________________________________________

                                   Nicholas Pappas
                                   President and Chief Operating Officer



                                   _________________________________________
                                   Leo F. Rattigan, Jr.
                                   Vice President-Finance and Treasurer
                                   Chief Financial Officer
                                   Chief Accounting Officer































FORM 10-Q                                                      Page 8 of 8
                                SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



   DATE:    April 27, 1994            ROLLINS ENVIRONMENTAL SERVICES, INC.

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