Form 10-Q
period 1994-06-30
ROLLINS ENVIRONMENTAL SERVICES INC
filed 1994-07-28
CIK 701856

Page 1 of 8

                                   UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549


                                     FORM 10-Q



(Mark One)

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended             June 30, 1994
                                        OR

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



                                                           Yes   X     No _____

      The number of shares of the registrant's common stock outstanding as of June 30, 1994 was 60,375,811.






FORM 10-Q                                                            Page 2 of 8
                          PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended June 30, 1994 are not necessarily indicative of the results that may be expected for the year ending September 30, 1994. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report to Shareholders and Form 10-K for the year ended September 30, 1993.

                       ROLLINS ENVIRONMENTAL SERVICES, INC.
                       CONSOLIDATED STATEMENT OF OPERATIONS
                    ($000 Omitted Except for Per Share Amounts)

                                          Quarter Ended       Nine Months Ended
                                            June 30,              June 30,
                                          1994       1993       1994      1993

Operating revenues                      $46,650   $51,563  $135,528  $165,162

Operating expenses                       32,284    36,016   100,516   110,425
Special charge                             -         -       14,500      -
Depreciation                              5,670     4,606    17,125    14,954
Selling and administrative expenses       6,138     6,884    20,067    21,332
Interest expense                             79        93       304       332
                                         44,171    47,599   152,512   147,043
Earnings (loss) before income taxes
  (benefit) and cumulative effect of
  change in accounting principle          2,479     3,964   (16,984)   18,119

Income taxes (benefit)                      911     1,507    (6,285)    6,715

Earnings (loss) before cumulative
  effect of change in accounting
  principle                               1,568     2,457   (10,699)   11,404

Cumulative effect (to September 30,
  1993) of adoption of SFAS No. 109         -          -        543      -

Net earnings (loss)                     $ 1,568  $  2,457  $(10,156)  $11,404

Earnings (loss) per share:
  Earnings (loss) before cumulative
   effect of change in accounting
   principle                            $   .02  $    .04  $   (.18)  $   .19
  Cumulative effect of adoption
   of SFAS No. 109                          -          -        .01      -
                                        $   .02  $    .04  $   (.17)  $   .19

Average common shares and equivalents
   outstanding (000)                                         60,376    60,368

Dividends paid per common share         $   -     $.02 1/2 $    -    $.07 1/2

FORM 10-Q                                                            Page 3 of 8
                       ROLLINS ENVIRONMENTAL SERVICES, INC.
                            CONSOLIDATED BALANCE SHEET
                                  ($000 Omitted)

                                                        June 30,  September 30,
                ASSETS                                     1994        1993

Current assets
  Cash and cash equivalents (includes short term
    investments of: June-$45,072; September-$44,218)     $  49,415    $  47,487
  Accounts receivable, net                                  28,998       30,311
  Deferred income taxes                                      5,600        3,514
  Income taxes recoverable                                   3,801        1,446
  Other current assets                                       8,159        6,612
        Total current assets                                95,973       89,370

Property and equipment, at cost
  Land                                                      28,726       27,861
  Buildings                                                 31,959       28,150
  Equipment and vehicles                                   188,501      186,075
  Site improvements                                         27,404       25,406
  Construction in progress                                   9,551       20,409
  Accumulated depreciation                                (122,168)    (106,903)
                                                           163,973      180,998

Other assets                                                 7,135        8,273
                                                         $ 267,081    $ 278,641
     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable                                       $   6,085    $   7,067
  Accrued liabilities                                       14,300       12,119
  Accrued remediation and other costs                        5,241        4,697
  Current maturities of long-term debt                         662          623
        Total current liabilities                           26,288       24,506

Long-term debt                                               3,970        4,632
Accrued remediation and other costs                         14,683       16,358
Other liabilities                                            5,968        4,964
Deferred income taxes                                       13,432       15,374

Commitments and contingent liabilities
  See Part II, Item 1. Legal Proceedings

Shareholders' equity
  Preferred stock, $1 par value,
     1,000,000 shares authorized; issued and
     outstanding - None
  Common stock, $1 par value, 120,000,000 shares
     authorized; issued and outstanding:
     June-60,375,811; September-60,350,254                  60,376       60,350
  Capital in excess of par value                             4,650        4,588
  Retained earnings                                        137,714      147,869
        Total shareholders' equity                         202,740      212,807
                                                         $ 267,081    $ 278,641

FORM 10-Q

                       ROLLINS ENVIRONMENTAL SERVICES, INC.
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                  ($000 Omitted)


                                                     Nine Months Ended June 30,
                                                           1994         1993

Cash flows from operating activities:
  Net (loss) earnings                                   $ (10,156)   $  11,404
  Reconciliation of net (loss) earnings to
      net cash flows from operating activities:
    Special charge                                         14,500
    Expenditures charged to accrued remediation
     and other costs, net                                  (1,131)      (2,957)
    Depreciation                                           17,125       14,954
    Current and deferred income taxes                      (6,384)      (1,118)
    Decrease in accounts receivable                         1,313        8,506
    Increase (decrease) in accounts payable and
     accrued liabilities                                    1,199       (6,265)
    Other, net                                             (3,251)        (509)
    Net cash flows from operating activities               13,215       24,015

Cash flows from investing activities:
  Purchase of property and equipment                      (10,811)     (26,361)
  Proceeds from sale of equipment                              58          106
    Net cash flows (used in) investing activities         (10,753)     (26,255)

Cash flows from financing activities:
  Repayment of long-term debt                                (623)      (1,376)
  Payment of dividends                                       -          (4,524)
  Exercise of stock options                                    89          250
    Net cash flows (used in) financing activities            (534)      (5,650)

Net increase (decrease) in cash and cash equivalents        1,928       (7,890)

Cash and cash equivalents:

  Beginning of period                                      47,487       55,120
  End of period                                         $  49,415    $  47,230

Supplemental information:

  Interest paid                                         $     580    $     596
  Income taxes (recovered) paid                         $    (444)   $   7,982

FORM 10-Q                                                           Page 5 of 8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations: Nine Months Ended June 30, 1994 vs. Nine Months Ended June 30, 1993

     Revenues for the first nine months decreased by $29,634,000 (17.9%) mainly due to the weak conditions in the hazardous waste treatment market and the impact of severe weather conditions in the Northeast and Midwest earlier in 1994. The revenue reduction resulted from a combination of lower average prices and lower volume.

     Operating expenses decreased by $9,909,000 (9.0%) reflecting the reduced level of revenues along with the impact of the Company's cost containment program. Operating costs as a percentage of revenues increased to 74.2% in 1994 from 66.9% in 1993 mainly due to the decrease in revenues.

     Depreciation increased by $2,171,000 (14.5%) due to the Company's capital expenditure program to upgrade equipment, improve operating efficiency and comply with changing regulations.

     Selling and administrative expenses decreased by $1,265,000 (5.9%) mainly due to lower commissions and other compensation expenses related to the lower level of revenues and personnel cutbacks under the Company's cost containment program. As a percentage of revenues, selling and administrative expenses were 14.8% in 1994 and 12.9% in 1993 mainly due to the lower revenues.

     The income tax benefit recorded for the nine months ended June 30, 1994 was based on an estimated effective income tax rate of 37.0%. The income tax provision for 1993 was based on an estimated effective income tax rate of 37.1%.

     The net loss for the first nine months of 1994 was $10,156,000 or $.17 per share compared with net earnings of $11,404,000 or $.19 per share in 1993. The nine month results include a special charge before income taxes of $14,500,000 ($.15 per share after income taxes) as previously reported for the second quarter. The cumulative effect to September 30, 1993 of the adoption of SFAS No. 109, Accounting For Income Taxes, recorded in the first quarter of 1994 resulted in a favorable adjustment to net earnings of $543,000 or $.01 per share. Exclusive of the special charge and the cumulative effect of the change in accounting principle, the Company had a net loss of $1,668,000 or $.03 per share.

Results of Operations: Quarter Ended June 30, 1994 vs. Quarter Ended June 30,
1993

     Revenues decreased by $4,913,000 (9.5%) due to the continued weak conditions in the hazardous waste treatment market. The reduced revenues for the third quarter resulted principally from lower prices.

     Operating expenses decreased by $3,732,000 (10.4%) reflecting the impact of personnel cutbacks and other cost containment efforts and the reduced level of revenues. As a percentage of revenues, operating expenses were 69.2% in 1994 compared with 69.8% in 1993.

     Depreciation increased by $1,064,000 (23.1%) due to the Company's capital expenditure program to upgrade its equipment, improve operating efficiency and comply with changing regulations.

FORM 10-Q                                                            Page 6 of 8

    Selling and administrative expenses decreased by $746,000 (10.8%) mainly due to lower compensation costs resulting from the Company's cost reduction efforts. Selling and administrative expenses were 13.2% of revenues in 1994 compared with 13.4% in 1993.

     The income tax benefit recorded in the third quarter of 1994 was based on an estimated annual effective income tax rate of 37.0%. The effective income tax rate for the third quarter of 1993 was 38.0%.

     During the third quarter of 1994, the Company noted improved conditions in the commercial hazardous waste treatment market. The Company continues its cost containment efforts to improve its competitive position and its profitability. Furthermore, the Company continues to work with the Federal EPA on improving environmental standards for the management of hazardous waste by fuel blenders, TSDs (treatment, storage and disposal facilities) and cement kilns.

Liquidity and Capital Resources

    The Company's financial condition remains strong despite the reduced level of earnings in recent quarters. The special charge of $14,500,000 recorded in the second quarter had no significant impact on current cash flow. The accruals for landfill capping and other costs included in the special charge will require cash outlays in future periods.

     During fiscal 1994, the Company's capital expenditures were financed with the cash flow from operations.

     The Company's Board of Directors suspended the payment of common stock dividends at its October 29, 1993 meeting in order to retain funds for use in its capital improvement program. The Board of Directors periodically reviews this decision.

     Otherwise, there have been no material changes in the Company's financial condition and its liquidity and capital resources since September 30, 1993. For further details, see page 14 of the Company's 1993 Annual Report to Shareholders.

FORM 10-Q                                                           Page 7 of 8

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

     None.

Item 3.  Defaults Upon Senior Securities

     None.

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

Item 5.  Other Information

     On July 27, 1994, the Company announced that it had acquired 100% of the stock of Highway 36 Land Development Company, a treatment, storage and disposal facility 70 miles east of Denver, Colorado. No stock was issued nor was any long-term debt issued or assumed in the transaction. This acquisition gives the Company the ability to re-enter the hazardous waste stabilization and solidification business and provides the Company's customer base with a broader spectrum of environmental services. In addition, the site provides the opportunity to expand the Company's TSD capabilities. The acquisition is not expected to have any significant current impact on the financial statements of the Company.

Item 6.  Exhibits and Reports on Form 8-K

     None.

FORM 10-Q                                                           Page 8 of 8
                                    SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE:    July 28, 1994                      ROLLINS ENVIRONMENTAL SERVICES, INC.
                                                     (Registrant)




                                           ___________________________________
                                           Nicholas Pappas
                                           President and Chief Operating Officer



                                           _____________________________________
                                           Leo F. Rattigan, Jr.
                                           Vice President-Finance and Treasurer
                                           Chief Financial Officer
                                           Chief Accounting Officer

FORM 10-Q                                                           Page 8 of 8
                                    SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE:    July 28, 1994                      ROLLINS ENVIRONMENTAL SERVICES, INC.
                                                     (Registrant)




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