Form 10-K
period 1994-09-30
ROLLINS ENVIRONMENTAL SERVICES INC
filed 1994-11-29
CIK 701856

___________________________________________________________________________

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
___________________________________________________________________________

                                FORM 10-K
(Mark One)

/ X / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 [FEE REQUIRED]

      For the fiscal year ended        September 30, 1994       or

/   / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

      For the transition period from ________________ to _______________

                 Commission file number      1-8368

                  ROLLINS ENVIRONMENTAL SERVICES, INC.
         (Exact name of registrant as specified in its charter)

      DELAWARE                                    51-0228924
(State of Incorporation)                       (I.R.S. Employer
                                            Identification Number)

             ONE ROLLINS PLAZA, WILMINGTON, DELAWARE  19803
                (Address of principal executive offices)

        Registrant's telephone number including area code (302) 426-3314

Securities registered pursuant to Section 12(b) of the Act:

     Title of Class                         Name of each exchange on
                                                which registered
Common Stock, $1 Par Value                  NEW YORK STOCK EXCHANGE
                                            PACIFIC STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the Act:       NONE

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   X         NO

  Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

  The aggregate market value of the voting stock held by non-affiliates of the registrant was $323,682,000 as of October 31, 1994.

  The number of shares of registrant's common stock outstanding as of October 31, 1994 was 60,375,811.

  The following documents are incorporated by reference:

      Document                 Part of this form into which incorporated

Proxy Statement for the Annual Meeting
   of Shareholders to be held January 27, 1995              III

                                 PART I

ITEM 1. BUSINESS.

    Rollins Environmental Services, Inc. through its subsidiaries (herein collectively referred to as the "Company" unless the context indicates otherwise), transports, treats and disposes of industrial chemical waste by incineration and other methods at five facilities located in Colorado, Louisiana (2), New Jersey and Texas. The Company operates waste processing, recycling and repackaging facilities in Missouri and California and has analytical laboratories in California, Colorado, Louisiana, Michigan, New Jersey and Texas.

(a) General Development of Business

    For the second consecutive year, the Company's earnings were adversely affected by continued weak conditions in the commercial hazardous waste incineration industry resulting in market declines in both incineration pricing and available volumes of hazardous waste. The second quarter fiscal year 1994 results included a special charge before taxes of $14,500,000 relating primarily to the write-off of various engineering and other expenditures on projects no longer considered viable in the current business climate and estimated expenditures for capping of a closed landfill. The Company has taken new initiatives in its efforts to improve competitive position and profitability. (See "Management's Discussion and Analysis" on page 9 of this 1994 Annual Report on Form 10-K.)

    Otherwise, there have been no significant changes in the business of the Company since September 30, 1993.

(b) Financial Information about Industry Segments

    The business of the Company, essentially all of which is conducted in the United States, consists solely of industrial waste treatment and disposal. Financial information concerning this business is included on pages 8 to 11 and 16 to 26 of this 1994 Annual Report on Form 10-K.

(c) Narrative Description of Business

    The Company treats and disposes industrial chemical waste at its facilities in Baton Rouge, Louisiana; Bridgeport, New Jersey and Deer Park, Texas, (hereinafter the "Plants"). In addition, the Company provides secure land disposal services for a variety of treated wastes and treatment residues at its Deer Trail, Colorado landfill (hereinafter the "Landfill"). Aqueous waste streams are treated and disposed of at a deep injection well (the "Injection Well") located in Plaquemine, Louisiana. The Plants, Landfill and Injection Well are operated by wholly owned subsidiaries. The Company also treats, stores, recycles or repackages industrial chemical wastes at its facilities in Los Angeles, California and Tipton, Missouri (hereinafter the "TSDs") for disposal at the Plants, Landfill or other disposal facilities.

    The Company incinerates wastes at each of the Plants. High temperature incineration effectively eliminates organic wastes such as herbicides, plastics, halogenated solvents, pesticides, pharmaceuticals and refinery wastes, regardless of whether they are gases, liquids, sludges or solids.

Federal and state incineration regulations require a destruction and removal efficiency of 99.99% for organic wastes and 99.9999% for polychlorinated biphenyls ("PCBs"). The Company's four rotary kiln incinerators and the Rollins Rotary Reactor meet or exceed these requirements, however, only one of the Company's incinerators at Deer Park, Texas has a permit to burn PCBs.

    The Landfill disposes of a variety of treated wastes, such as incinerator ash, industrial residues and sludges, contaminated soils, catalysts and contaminated construction debris, in landfills meeting or exceeding the requirements of state and federal regulations. The Landfill offers state-of-the-art stabilization and encapsulation technology, solidification and other appropriate treatment of organic hazardous waste, secure landfill disposal of solid and previously solidified materials, and oil/solvent collection, blending and material storage.

    While most waste is transported to the Company's facilities by truck, waste can also be received by rail at the Baton Rouge and Deer Park plants and by barge at the Injection Well.

    The Company provides analytical services through laboratories operated at its incineration facilities in Baton Rouge, Louisiana; Bridgeport, New Jersey and Deer Park, Texas and by other subsidiaries located in Ann Arbor, Michigan; Deer Trail, Colorado and Los Angeles, California.

    The Company conducts business with more than 1,100 customers. These customers are primarily engaged in the chemical processing industry and are located throughout the United States. No one customer currently accounts for more than 4% of the Company's consolidated revenues. The Company believes the principal considerations for customers choosing between incineration and other methods of disposal are current and anticipated state and Federal regulation, price and concern over long-term liability.

    The Company is working vigorously with both the States and Federal EPA to regulate additional waste streams into the incineration market and to establish standards that will equitably regulate the commercial hazardous waste incineration industry and cement kiln industry incineration of hazardous waste. Recent actions by these agencies are supportive of the Company's arguments to have fair and even application of the law to both commercial hazardous waste incinerators and cement kilns, to preserve the environment through strict emission standards, to provide for occupational health and safety at sites managing hazardous waste and to ensure continued improvement of technology. Stricter regulation of these kilns should result in disposal of greater quantities of hazardous wastes at commercial hazardous waste incineration facilities.

    Competitors operate large-scale incinerators in El Dorado, Arkansas (Environmental Systems Company); Sauget, Illinois and Port Arthur, Texas (Chemical Waste Management, Inc.); Coffeyville, Kansas and Aragonite, Utah (Westinghouse Electric Corporation); East Liverpool, Ohio (Waste Technologies, Inc.); Grafton, Ohio (Ross Incineration Services, Inc.); Rockhill, South Carolina and Cohoes, New York (ThermalKem, Inc.) and Calvert City, Kentucky (LWD). The Clive, Utah facility (USPCI) has received its permit but must conduct a test burn prior to operation. Other companies have applied for or received permits to construct and operate hazardous waste incinerators. In addition, competition is also provided by cement kilns.

    The Plants, Landfill, TSDs and Injection Well are intensively regulated by the United States Environmental Protection Agency ("USEPA") and by the applicable state regulatory agencies.

    Environmental laws and regulations require hazardous waste disposal facilities to obtain permits which generally outline the procedures under which the facility must be operated. Violations of permit conditions or of the regulations, even if immaterial or unintentional, may result in fines, shutdowns, remedial work or revocation of the permit. On a number of occasions during the past five years, the Company has been fined for alleged violations of federal and state laws. Such fines have not been material individually or in the aggregate. The Company believes it is in compliance with the requirements of all of its operating permits and related federal and state regulations.

    The Federal Resource Conservation and Recovery Act ("RCRA") created a comprehensive scheme for the regulation of hazardous waste facilities and for the storage, treatment and disposal of hazardous wastes. The USEPA has adopted regulations under RCRA governing the management and disposal of hazardous wastes, including standards for storage areas, incinerators (including destruction standards) and landfills. RCRA also imposes financial responsibility standards to ensure the availability of funds to maintain sites after closing.

    Under RCRA, applicants who filed Part A applications with the USEPA received interim status for their hazardous waste treatment facilities in November 1980. If the USEPA (or the state agency which has been delegated this authority by the USEPA) is satisfied with an application describing the proposed characteristics, equipment and operation of a facility, it may issue a Part B operating permit valid for up to ten years. All new facilities will require a Part B permit before commencing operations. Part B permits were granted to the Deer Park plant on March 15, 1988, to the Bridgeport plant on March 31, 1989 and to the Baton Rouge plant on February 8, 1993. The Injection Well was granted a Part B permit on January 10, 1994.

    Plants operated under Part B permits must meet stringent RCRA and permit standards. Operators with Part B permits or interim status are required to certify to regulatory agencies that they (1) meet specified groundwater monitoring conditions; (2) post financial security for the closure and, with certain permits, post-closure maintenance of their facilities; and (3) provide insurance protection for other parties in the event of environmental damage. Such certifications were made for all Company facilities. In this regard, the Company has supplied financial assurance to regulatory agencies and others in the aggregate amount of $44,171,000 at September 30, 1994, which included letters of credit of $20,656,000. The balance is satisfied principally by a combination of insurance and trust funds.

    In order to qualify the Bridgeport, New Jersey; Baton Rouge, Louisiana and the Deer Park, Texas plants to accept and dispose of waste under the Superfund program, the Company's subsidiaries Rollins Environmental Services (NJ) Inc. ("RES (NJ)"), Rollins Environmental Services (LA) Inc. ("RES (LA)") and Rollins Environmental Services (TX) Inc. ("RES (TX)") entered into Consent Agreements with the USEPA under Section 3008(h) of RCRA. The agreements provide for a thorough evaluation and assessment of the facilities and contain procedures under which RES (NJ), RES (LA) and RES (TX) will undertake certain corrective actions. The cost of certain corrective actions required under Section 3008(h) has been included in Accrued Remediation and Other Costs in the Consolidated Balance Sheet on page 18 of this 1994 Annual Report on Form 10-K.

    In November 1988, the Company acquired Oil, Inc. (name changed to Rollins O.P.C. Inc. in 1992), a small company that operates a hazardous waste storage, treatment and transfer facility in Los Angeles, California. In August 1990, Oil, Inc. was granted a Part B permit allowing it to handle most of the EPA waste codes as well as to upgrade the facility for drum storage, repacking, bulking and blending.

    In January 1989, the Company acquired a hazardous waste storage and container processing facility in Tipton, Missouri, which was incorporated as Tipton Environmental Technology, Inc. On April 22, 1994, this facility was granted a Part B permit to store and bulk certain hazardous waste regulated under RCRA along with the storage and processing of certain PCB-contaminated wastes.

    In July 1994, the Company acquired Highway 36 Land Development Company, a secure landfill in Deer Trail, Colorado. This facility operates under a Part B permit which was granted on April 2, 1987.

    With the addition of the Part B permits received at the Injection Well and the Tipton, Missouri facility, the Company now has all of its disposal facilities and TSDs operating under RCRA Part B permits.

    The Company has approximately 1,295 employees.

ITEM 2. PROPERTIES.

    The Company maintains its headquarters in space leased from Rollins Properties, Inc., a wholly owned subsidiary of Rollins Truck Leasing Corp. at 2200 Concord Pike, Wilmington, Delaware.

    In addition to pollution control equipment, each subsidiary owns the number of acres of land following its name: RES (NJ) 532 acres; RES (LA) 820 acres; Rollins Environmental Services of Louisiana, Inc. 20 acres; RES
(TX) 1,200 acres; Rollins Environmental Services (CA) Inc. 3,693 acres; ENCOTEC, Inc. 7 acres; Tipton Environmental Technology, Inc. 60 acres; Custom Environmental Transport, Inc. 5 acres and Highway 36 Land Development Company 6,010 acres. Administrative and service offices are located in owned or leased facilities in 17 states.

ITEM 3. LEGAL PROCEEDINGS.

    In the opinion of management, based on the advice of counsel, the outcome of the unsettled claims and litigation listed below and various other claims and legal actions pending against the Company which are not listed are only remotely likely to be material.

  (a)   Bridgeport Rental & Oil Service Superfund Site

    On April 3, 1989, RES (NJ) was served with a Directive by the NJDEPE in which it is alleged that RES (NJ), during the period 1970 through 1977, discharged hazardous wastes into a lagoon at a facility operated by Bridgeport Rental & Oil Service ("BROS") in Logan Township, New Jersey. RES (NJ) believes the allegations are unfounded and inaccurate. RES (NJ), now and in the future, intends to defend itself vigorously against the allegations. It has been alleged by the United States Environmental Protection Agency ("USEPA") that the lagoon covered 13 acres and contained some 70,000,000 gallons of contaminated liquids and 85,000 cubic yards of contaminated soils and sludges. On August 29, 1989, RES (NJ) was served with a demand letter by the USEPA in which it alleged that RES (NJ) was liable for its share of $17,800,000 in past costs incurred by the USEPA at the BROS site.

    In late 1970, RES (NJ) completed the construction of its hazardous waste disposal plant located in Bridgeport, New Jersey. At the time, RES
(NJ) did not have sufficient tank storage space on site to store all of the liquid hazardous waste received from a substantial number of customer-generators. As a consequence, in late 1970, RES (NJ) rented tank storage space at BROS. Thereafter, some of the liquid waste material received at the Bridgeport plant was transferred to the rented BROS storage tanks for storage pending disposal at the Bridgeport plant.

    RES (NJ) did not knowingly discharge any waste materials from these rented storage tanks into the BROS lagoon or on the ground surrounding the tanks. The waste material was returned to RES (NJ)'s Bridgeport plant for disposal. RES (NJ) does, however, have records relative to three spills which occurred at the BROS site. It is believed that only one spill which occurred in 1971 may possibly have found its way into the lagoon. The other two spills were in negligible amounts and were cleaned up immediately.

    Although the NJDEPE is aware that only a minuscule portion of the material in the lagoon resulted from the storage tank operations of RES
(NJ), the NJDEPE has nonetheless taken the position that the act of storing waste in the tanks rented from BROS constituted a "discharge" of the waste. Thus the NJDEPE contends that RES (NJ) and its customers are responsible for partial payment of the clean up costs even though their waste was removed by RES (NJ) from the storage tanks at BROS and disposed at RES
(NJ)'s Bridgeport plant.

    In 1978, RES (NJ) completed the construction of a new tank farm at its Bridgeport plant. In 1980, RES (NJ) emptied and cleaned each and every one of the storage tanks that it had under lease at the BROS site. During the cleaning process, each and every tank was inspected carefully to determine its integrity. As each tank was determined to be empty and clean, the use of each tank was then returned to BROS. Each and every tank was determined to be structurally sound with no leaks of any type.

    A comprehensive investigation of the historical uses of the BROS site was begun in 1989 and is still continuing. The investigation has produced proof that the contributors of the vast majority of hazardous substances to the BROS site were departments and/or agencies of the United States. On March 20, 1992, RES (NJ) and others filed suit against the United States and its responsible departments and agencies, seeking cost recovery and a declaration as to the liability of the United States with respect to the site.

    On July 10, 1992, the United States filed suit against RES (NJ) and six
(6) other defendants in the U.S. District Court of New Jersey. The suit seeks recovery of costs incurred by the United States at the BROS site in the amount of $29,000,000 in past response costs, plus interest, as well as a declaration that the defendants are jointly and severally liable for future response costs. RES (NJ) will contest this action vigorously, emphasizing its suit against the United States as the contributor of the overwhelming percentage of hazardous substances to the BROS site. The Court has placed the case on parallel litigation and settlement tracks.
The presiding U.S. Magistrate Judge has ordered the parties to engage in mediation as part of the settlement track, and this process has been an intensive and on-going one in the effort to achieve settlement. The major issues to be resolved involve the U.S. government's contribution to the site vs. the private parties' contribution and the propriety of the USEPA's chosen remedy. It is not possible at this time to determine what amounts, if any, will be payable by RES (NJ) with respect to this matter.

  (b)   Helen Kramer Superfund Site

    In October 1990, RES (NJ) was served with a third-party complaint alleging RES (NJ)'s use of the Helen Kramer Landfill during the mid-1970s. The Helen Kramer Landfill ("Site") is a USEPA Superfund site which is currently being remediated under the supervision of the USEPA. In 1989, the United States filed suit against 25 parties for cost recovery. A number of those original defendants have commenced this third-party action against RES (NJ) and approximately 160 other parties. RES (NJ) does have a connection to the Site based on the disposal of lagoon sludge from a customer's facility. RES (NJ)'s portion of the Site remediation is expected to be minimal. Virtually all parties, including RES (NJ), have been involved in a lengthy and complex settlement process which has yet to produce an allocation plan. Recently, while requiring the allocation process to continue, the failure of the United States and the direct defendants to reach a settlement has caused the Court to order that the discovery phase of the litigation commence.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    NONE.

                                 PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
        MATTERS.

                       STOCK PRICES AND DIVIDENDS

  The range of per share prices for the Common Stock on the New York and Pacific Stock Exchanges and per share dividends paid on Common Stock for the fiscal years ended September 30, 1994 and 1993 are as follows:

                              Prices                        Dividends (1)
                      1994             1993              1994      1993
                   High    Low     High     Low
Fiscal Quarter
  First ........ $6 1/2  $4 7/8  $12 7/8  $10 7/8      None     $.0250
  Second .......  6 3/8   4 5/8   13 1/8    7 1/2      None      .0250
  Third ........  5 1/2   4 1/4    8 3/8    7          None      .0250
  Fourth .......  6 3/8   4        7 1/2    5 3/4      None      .0250


          At September 30, 1994, there were 6,791 holders of record of the Common Stock.


(1) The Company's Board of Directors suspended the payment of cash dividends at its October 29, 1993 meeting. The Board of Directors periodically reviews this decision.

ITEM 6.   SELECTED FINANCIAL DATA.

                    Five Year Selected Financial Data
            (Dollars in Thousands, Except Per Share Amounts)


                              Fiscal Year Ended September 30,
                 1994              1993      1992      1991     1990

Revenues         $181,468        $214,843  $240,477  $220,759 $200,043
Earnings (loss)
  before income
  taxes          $(16,876)(1)    $ 19,155  $ 49,215  $ 40,020 $ 42,532
Income taxes
  (benefit)        (6,942)(2)       7,231    17,203    14,083   14,640
Net earnings
  (loss)         $ (9,934)(1)(2) $ 11,924  $ 32,012  $ 25,937 $ 27,892
Earnings (loss)
  per share      $   (.16)(1)(2) $    .20  $    .53  $    .43 $    .46

Cash dividends
  per share(3)   $    -          $    .10  $  .0925  $    .09 $  .0825
Working capital  $ 66,369        $ 64,864  $ 68,898  $ 60,891 $ 50,966
Property and
  equipment      $166,383        $180,998  $169,285  $151,446 $139,379
Total assets     $273,386        $278,641  $283,318  $257,968 $233,667
Long-term debt   $  3,970        $  4,632  $  5,444  $  7,945 $  5,766
Shareholders'
  equity         $202,961        $212,807  $206,572  $179,809 $159,119

(1) Includes special charge of $14,500 ($9,031 after tax benefit or $.15 per share).
(2) Includes benefit of $543 or $.01 per share from the adoption of SFAS No. 109 - Accounting for Income Taxes.
(3) The Company's Board of Directors suspended the payment of cash dividends at its October 29, 1993 meeting.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

    The Company's revenues, summarized by method of disposal or other service provided, are as follows:
                               % of              % of              % of
(Dollars in Thousands) 1994  Revenues   1993   Revenues    1992  Revenues
Incineration         $135,559  74.7    $170,171  79.2    $192,068  79.9
Transportation         15,922   8.8      18,148   8.4      18,078   7.5
Chempak services
  (net)                 9,930   5.5      10,006   4.7      10,632   4.4
Other                  20,057  11.0      16,518   7.7      19,699   8.2
                     $181,468  100.0   $214,843  100.0   $240,477  100.0

    Each caption in the above table includes the portion of the revenues of the Company's subsidiaries related to that particular service.
________________________________________________________________________

Fiscal Year 1994 vs. 1993

    Revenues for the year decreased by $33,375,000 (16%) mainly due to the weak conditions in the hazardous waste treatment market and the impact of severe weather conditions in the Northeast and Midwest earlier in 1994. The revenue reduction resulted from a combination of lower average prices, lower volume and change in incineration mix.

    Operating expenses decreased by $12,775,000 (9%) reflecting the reduced level of revenues along with the impact of the Company's cost containment program. Operating costs as a percentage of revenues increased to 74% in 1994 from 68% in 1993 mainly due to the decrease in revenues.

    A special charge of $14,500,000 ($9,031,000 after tax benefit or $.15 per share) was recorded in the second quarter of fiscal year 1994. The charge included: (1) various engineering and other expenditures
($8,200,000) on projects no longer considered viable in the current business climate; (2) estimated expenditures ($5,000,000) for capping of a closed landfill and related activities and (3) miscellaneous items ($1,300,000).

    Depreciation increased by $2,365,000 (12%) due to the Company's capital expenditure program to upgrade equipment, improve operating efficiency and comply with changing regulations.

    Selling and administrative expenses decreased by $1,389,000 (5%) mainly due to lower compensation and travel expenses related to the personnel cutbacks under the Company's cost containment program. As a percentage of revenues, selling and administrative expenses were 15% in 1994 and 13% in 1993 mainly due to the lower revenues.

    The income tax benefit recorded for the year was based on an estimated effective income tax rate of 38% of the loss before income taxes. The income tax provision for 1993 was based on an estimated effective income tax rate of 38%.

    The net loss for the year was $9,934,000 or $.16 per share compared with net earnings of $11,924,000 or $.20 per share in 1993. Exclusive of the special charge and the cumulative effect of the change in accounting principle related to income taxes, the Company reported a net loss of $1,446,000 or $.02 per share.

    Although weak conditions in the hazardous waste treatment market have continued, the Company has taken new initiatives in 1994 to improve its competitive position and profitability. First, a major Company-wide cost containment program was implemented which included personnel cutbacks and elimination of salary increases. Second, the Company is working to restructure its organization and expand the services offered to its customers. To this end, in June the Company signed a letter of intent with Molten Metal Technology, Inc. to construct Rollins' first hazardous waste recycling unit; in July the Company acquired Highway 36 Land Development Company, a treatment, storage and disposal facility near Denver, Colorado; and, in August the Company signed a letter of intent to acquire Aptus, Inc. (see "Liquidity and Capital Resources"). Third, the Company is continuing to work vigorously with the States and the EPA to regulate additional waste streams into the incineration market and establish standards which will equitably regulate the commercial hazardous waste incineration industry and cement kiln industry incineration of hazardous waste.

Fiscal Year 1993 vs. 1992

    Revenues decreased by $25,634,000 (11%) due mainly to a change in incineration mix and lower average prices which resulted from the continued softness in the commercial hazardous waste treatment market. Volume processed at the Company's Texas incineration plant was higher than that processed in 1992 when the plant was closed for part of the 1992 first quarter due to a fire. Total volume at the New Jersey and Louisiana plants was comparable to that processed in 1992.

    Operating expenses increased by $4,252,000 (3%) due mainly to higher payroll, property taxes, insurance and maintenance costs, offset in part by cost reduction programs. Operating expenses as a percentage of revenues increased to 68% from 59% in 1992. The increase in the operating cost ratio was due mainly to the decrease in revenues.

    The increase in depreciation of $2,706,000 (15%) is attributable to the Company's capital expenditure program to upgrade its equipment, improve its operating efficiency, increase capacity and comply with changing regulations.

    Selling and administrative expenses decreased by $2,261,000 (7%). Expenses were reduced through cost reduction efforts and lower commissions and other compensation expenses related to the lower level of revenues. As a percentage of revenues, selling and administrative expenses were 13% in 1993 and 1992.

    Income taxes, which are based on the estimated effective tax rate for the fiscal year, were 38% of earnings before income taxes in 1993 and 35% in 1992. The higher rate in 1993 was due to higher state income taxes. The new tax law enacted in 1993 did not materially impact fiscal year 1993 results.

    Net earnings for 1993 decreased by 63% to $11,924,000 or $.20 per share from the $32,012,000 or $.53 per share reported for 1992. The decline in earnings was due mainly to the decreased revenues noted above and to the increased operating and depreciation expenses.

Liquidity and Capital Resources

    The Company's operations have required substantial capital investments which have been financed with the cash flows from operations and available cash. Expenditures for land, buildings and equipment ("capital assets") were $18,002,000 in 1994, $32,993,000 in 1993 and $37,376,000 in 1992.
Commitments for the purchase of capital assets amounted to $5,244,000 at September 30, 1994. Such commitments were mainly to complete projects in process. The Company plans capital expenditures of up to $29,000,000 in fiscal year 1995 to upgrade its facilities. Such expenditures will include improvements to electrical power and water systems; waste collection, storage and processing facilities; and other equipment modernization programs.

    In addition, the Company spent $2,874,000, $3,902,000 and $4,138,000, respectively, on remediation projects in 1994, 1993 and 1992. The Company believes the amounts accrued for remediation and other costs are adequate to cover the cost of the mandated remediation and other corrective actions required to be completed at its facilities.

    The Company's projected capital and remediation expenditures in fiscal year 1995 are expected to be financed with the cash flows from operations and funds on hand.

    On August 23, 1994, the Company signed a letter of intent to acquire Aptus, Inc., a wholly owned subsidiary of Westinghouse Electric
Corporation, for $160,000,000.

    For additional information on the pending acquisition and a discussion of environmental issues, see "Notes to the Consolidated Financial
Statements - Commitments and Contingent Liabilities".

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The consolidated financial statements of the Company, the Independent Auditors' Report and the financial statement schedules included in this report are referenced on the Index to the Consolidated Financial Statements and Schedules on page 15.

ITEM 9.   DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
          DISCLOSURE.

    NONE.

                                PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    Except as presented below, the information called for by this Item 10 is incorporated by reference from the Company's Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Shareholders to be held on January 27, 1995.

    Executive Officers of the Registrant. As of October 31, 1994, the executive officers of the registrant were:

    Name                   Position                 Age    Term of Office

Michael B. Kinnard     General Counsel and          37      10/94 to date
                       Secretary

Nicholas Pappas        President, Chief Operating   64      7/91 to date
                       Officer and Director

Leo F. Rattigan, Jr.   Vice President-Finance       53      1/92 to date
                       and Treasurer
                       Chief Financial Officer
                       Chief Accounting Officer

John W. Rollins        Chairman of the Board,       78      7/88 to date
                       Chief Executive Officer and          10/88 to date
                       Chairman of the Executive            4/82 to date
                       Committee

John W. Rollins, Jr.   Senior Vice Chairman         52      1/88 to date
                       of the Board
                       Vice Chairman of the Board           5/83 to 1/88

Henry B. Tippie        Chairman of the Executive    67      10/88 to date
                       Committee,
                       Chairman of the Finance and
                       Audit Committees and Director        4/82 to 10/88

ITEM 11.      EXECUTIVE COMPENSATION.

    The information called for by this Item 11 is incorporated by reference from the Company's Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Shareholders to be held on January 27, 1995.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
              AND MANAGEMENT.

    The information called for by this Item 12 is incorporated by reference from the Company's Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Shareholders to be held January 27, 1995.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    During the fiscal year ended September 30, 1994, the following officers and/or directors of the Company were also officers and/or directors of Rollins Truck Leasing Corp.; Patrick J. Bagley; John C. Peet, Jr. (retired effective September 30, 1994), William B. Philipbar, Jr., John W. Rollins, John W. Rollins, Jr., and Henry B. Tippie. The following officers and/or directors of the Company were also officers and/or directors of Matlack Systems, Inc.; Patrick J. Bagley, William B. Philipbar, Jr., John W. Rollins, John W. Rollins, Jr. and Henry B. Tippie. John W. Rollins owns directly and of record 10.9% and 12.0% of the Common Stock of Rollins Truck Leasing Corp. and Matlack Systems, Inc., respectively at October 31, 1994. The description of transactions between the Company and Rollins Truck Leasing Corp. and between the Company and Matlack Systems, Inc. appearing under the caption "Transactions with Related Parties" is on pages 23 and 24 of this 1994 Annual Report on Form 10-K.

                                 PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
8-K.
(a) Financial Statements, Financial Statement Schedules and Exhibits.

  (1) Financial Statements - See accompanying Index to Consolidated Financial Statements and Schedules on page 15.

  (2)   Financial Statement Schedules - See accompanying Index to
        Consolidated Financial Statements and Schedules on page 15.

  (3)   Exhibits:

    (3)(a)    Restated Certificate of Incorporation of Rollins
              Environmental Services, Inc. as last amended on January 29, 1988 as filed with the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1992 is incorporated herein by reference.

    (3)(b) By-Laws of Rollins Environmental Services, Inc. as amended and in effect on December 3, 1993 as filed with the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993 is incorporated herein by reference.

    (4) Instrument Defining Rights of Security Holders. Rights Agreement dated as of June 14, 1989 as filed as an Exhibit to Form 8-A filed by Registrant on June 15, 1989 is incorporated herein by reference.

    (10)(a) Rollins Environmental Services, Inc. 1982 Incentive Stock Option Plan, as filed with Amendment No. 1 to the Company's Registration Statement No. 2-84139 on Form S-1 dated June 24, 1983, is incorporated herein by reference.

    (10)(b) Rollins Environmental Services, Inc. 1993 Stock Option Plan, as filed with the Company's Proxy Statement for the Annual Meeting of Shareholders held January 28, 1994, is incorporated herein by reference.

    (21)      Rollins Environmental Services, Inc. Subsidiaries at
              September 30, 1994.

(b) Reports on Form 8-K

  No reports on Form 8-K were filed by Rollins Environmental Services, Inc. during the last quarter of the period covered by this report. However, on October 13, 1994, a report on Form 8-K was filed disclosing that effective at the close of business September 30, 1994, John C. Peet, Jr. resigned his position as Vice President-General Counsel and Secretary and Director of the Company. Effective on the same date, Michael B. Kinnard was appointed General Counsel and Secretary of the Company.

                               SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED: November 29, 1994        ROLLINS ENVIRONMENTAL SERVICES, INC.
                                         (Registrant)


                               BY: /s/ John W. Rollins
                                   John W. Rollins
                                   Chairman of the Board,
                                   Chief Executive Officer and Director


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


/s/ Michael B. Kinnard     General Counsel and          November 29, 1994
Michael B. Kinnard         Secretary


/s/ Nicholas Pappas        President, Chief Operating   November 29, 1994
Nicholas Pappas            Officer and Director


/s/ Leo F. Rattigan, Jr.   Vice President-Finance and   November 29, 1994
Leo F. Rattigan, Jr.       Treasurer
                           Chief Financial Officer
                           Chief Accounting Officer

/s/ John W. Rollins, Jr.   Senior Vice Chairman of the  November 29, 1994
John W. Rollins, Jr.       Board and Director


/s/ Henry B. Tippie        Chairman of the Executive    November 29, 1994
Henry B. Tippie            Committee and Director

        INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

  (1)         Consolidated

                                                                Page Nos.

    Independent Auditors' Report on Financial Statements and
         Financial Statement Schedules                               16

    Consolidated Statement of Operations for the years
          ended September 30, 1994, 1993 and 1992                    17

    Consolidated Balance Sheet at September 30, 1994
         and 1993                                                    18

    Consolidated Statement of Cash Flows for the years
         ended September 30, 1994, 1993 and 1992                     19

    Notes to the Consolidated Financial Statements              20 to 26

    (2)  Financial Statement Schedules:

    Consolidated

    Schedule II    -  Amounts Receivable from Related
                      Parties and Underwriters, Promoters,
                      and Employees (Other Than Related
                      Parties) for the years ended
                      September 30, 1994, 1993 and 1992              27

    Schedule V     -  Property, Plant and Equipment
                      for the years ended September 30,
                      1994, 1993 and 1992                            28

    Schedule VI    -  Accumulated Depreciation of Property,
                      Plant and Equipment for the years
                      ended September 30, 1994, 1993
                      and 1992                                       29

    Schedule VIII  -  Valuation and Qualifying Accounts
                      for the years ended September 30,
                      1994, 1993 and 1992                            30

    Schedule X     -  Supplementary Income Statement
                      Information for the years ended
                      September 30, 1994, 1993 and 1992              31

    Any financial statement schedules otherwise required have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Independent Auditors' Report

The Shareholders and Board of Directors
Rollins Environmental Services, Inc.

  We have audited the consolidated financial statements of Rollins Environmental Services, Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rollins Environmental Services, Inc. and subsidiaries as of September 30, 1994 and 1993, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1994, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

  As discussed in the Notes to the Consolidated Financial Statements, in fiscal year 1994, the Company changed its method of accounting for income taxes.



                                                KPMG Peat Marwick LLP

Philadelphia, Pennsylvania
October 26, 1994

CONSOLIDATED STATEMENT OF OPERATIONS


                                       Year Ended September 30,
(Dollars in 000s)                  1994          1993          1992

Revenues                         $181,468      $214,843      $240,477
Expenses:
  Operating                       134,053       146,828       142,576
  Special charge                   14,500          -            -
  Depreciation                     22,760        20,395        17,689
  Selling and administrative       26,649        28,038        30,299
  Interest                            382           427           698
                                  198,344       195,688       191,262

Earnings (Loss) Before Income
  Taxes (Benefit) and Cumulative
  Effect of Change in Accounting
  Principle                       (16,876)       19,155        49,215
Income taxes (benefit)             (6,399)        7,231        17,203

Earnings (Loss) Before Cumulative
  Effect of Change in Accounting
  Principle                       (10,477)       11,924        32,012

Cumulative effect (to September
  30, 1993) of adoption of
  SFAS No. 109                        543           -             -

Net Earnings (Loss)              $ (9,934)     $ 11,924      $ 32,012

Earnings (Loss) Per Share:
  Earnings (loss) before
     cumulative effect of
     change in accounting
     principle                   $   (.17)     $    .20      $    .53
  Cumulative effect of adoption
     of SFAS No. 109                  .01          -             -
Earnings (Loss) Per Share        $   (.16)     $    .20      $    .53

Average common shares and
  equivalents outstanding          60,377        60,364        60,567







_________________________________________________________________________

The Notes to the Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED BALANCE SHEET


                                                  September 30,
(Dollars in 000s)                              1994          1993
          ASSETS

Current Assets
  Cash and cash equivalents
    (includes short-term investments
    of: 1994-$45,437; 1993-$44,218)            $ 54,772      $ 47,487
  Accounts receivable, net of
    allowance for doubtful accounts:
    1994-$724; 1993-$422                         28,727        30,311
  Deferred income taxes                           6,170         3,514
  Income taxes recoverable                        3,827         1,446
  Other current assets                            6,538         6,612
                                                100,034        89,370
Property and Equipment, at cost,
  net of accumulated depreciation               166,383       180,998
Other Assets                                      6,969         8,273
                                               $273,386      $278,641

          LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Accounts payable                             $  9,591      $  7,067
  Accrued liabilities                            17,556        12,119
  Accrued remediation and other costs             5,895         4,697
  Current maturities of long-term debt              623           623
                                                 33,665        24,506

Long-term Debt                                    3,970         4,632
Accrued Remediation and Other Costs              13,516        16,358
Other Liabilities                                 5,331         4,964
Deferred Income Taxes                            13,943        15,374

Commitments and Contingent Liabilities
  (see Notes to the Consolidated
  Financial Statements)

Shareholders' Equity
  Preferred stock, $1 par value -
    Outstanding - None
  Common stock, $1 par value
    Shares outstanding: 1994-60,375,811;
    1993-60,350,254                              60,376        60,350
  Capital in excess of par value                  4,650         4,588
  Retained earnings                             137,935       147,869
                                                202,961       212,807
                                               $273,386      $278,641






________________________________________________________________________

The Notes to the Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENT OF CASH FLOWS


                                        Year Ended September 30,
                                            1994       1993       1992

Cash Flows From Operating Activities:
Net earnings (loss)                      $(9,934)    $11,924    $32,012
Reconciliation of net earnings
    (loss) to net cash flows from
    operating activities, net of
    acquisition:
  Special charge                          14,500         -          -
  Expenditures charged to accrued
    remediation and other costs           (2,874)     (3,902)    (4,138)
  Depreciation                            22,760      20,395     17,689
  Current and deferred income taxes       (6,468)       (407)     2,261
  Decrease (increase) in accounts
    receivable                             2,636       9,134     (2,358)
  Increase (decrease) in accounts
    payable and accrued liabilities        5,643      (5,370)     2,424
  Other, net                                (477)        721      1,869
    Net cash flows from operating
    activities                            25,786      32,495     49,759

Cash Flows From Investing Activities:
  Purchase of property and equipment     (18,002)    (32,993)   (37,376)
  Proceeds from sales of equipment            75         119      2,011
    Net cash used in investing
    activities                           (17,927)    (32,874)   (35,365)

Cash Flows From Financing Activities:
  Repayment of long-term debt               (662)     (1,565)    (2,874)
  Dividend payments                         -         (6,033)    (5,575)
  Exercise of stock options                   88         344        326
    Net cash used in financing
    activities                              (574)     (7,254)    (8,123)

Cash and Cash Equivalents:
Net increase (decrease) in cash and
  cash equivalents                         7,285      (7,633)     6,271
  Beginning of period                     47,487      55,120     48,849
  End of period                          $54,772     $47,487    $55,120

Supplemental information:
  Interest paid                          $   549     $   624    $   947
  Income taxes (recovered) paid          $  (472)    $ 8,902    $14,943








_________________________________________________________________________
The Notes to the Consolidated Financial Statements are an integral part of these statements.

             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Summary of Accounting Policies

    The consolidated financial statements include the accounts of all subsidiaries with appropriate elimination of intercompany transactions and balances.

    The business of the Company, essentially all of which is conducted in the United States, consists solely of industrial waste treatment and disposal.

    Revenues from waste treatment and disposal are recognized when the material is delivered to the Company and treatment and disposal costs are recognized concurrently with revenues.

    Earnings per common share are computed assuming the conversion of all potentially dilutive securities, namely outstanding options to purchase common stock of the Company.

    The Company provides for depreciation on a straight-line, specific item basis net of salvage or residual values over the assets' estimated useful lives, which range from three to twenty-five years. Major additions and improvements are capitalized and depreciated over the remaining lives of the assets. Repairs and maintenance are charged to expense as incurred. Where landfill disposal operations have been conducted on the same parcels of land where the Company conducts its incineration and other treatment operations, land is carried at cost and expenditures in connection with the preparation and operation of landfills are charged to expense as incurred. Where landfill operations are conducted on subsequently acquired parcels of land, the cost of the land and landfill preparation costs are deferred and charged to expense as the airspace in the landfill is filled.

    Cash equivalents, carried at cost which approximates fair market value, represent short-term investments with an original maturity at purchase of three months or less.

    The Company records accruals for environmental remediation at hazardous waste sites not owned by the Company when it is both probable a liability has been incurred and a reasonable estimate of the costs can be determined.

    The Company records accruals for certain environmental remediation activities at its facilities where commitments have been made and reasonable cost estimates are possible. The cost of operating and maintaining systems and equipment constructed for environmental remediation, as well as the cost of treating recovered groundwater, are charged to operating expense as incurred.

Special Charge

    A special charge of $14,500,000 ($9,031,000 after tax benefit or $.15 per share) was recorded in the second quarter of fiscal year 1994. The charge included: (1) various engineering and other expenditures
($8,200,000) on projects no longer considered viable in the current business climate; (2) estimated expenditures ($5,000,000) for capping of a closed landfill and related activities and (3) miscellaneous items ($1,300,000).

Property and Equipment

    The property and equipment accounts are as follows:

                                               September 30,
(Dollars in 000s)                             1994              1993
Land                                        $ 28,790          $ 27,861
Buildings                                     32,360            28,150
Equipment and vehicles                       190,785           186,075
Site improvements                             29,072            25,406
Construction in progress                      13,063            20,409
Accumulated depreciation                    (127,687)         (106,903)
                                            $166,383          $180,998

    Commitments for the purchase of capital assets amounted to $5,244,000 at September 30, 1994.

Income Taxes

    The income tax provisions (benefit) for the three years ended September 30, 1994 are comprised as follows:

                                         Year Ended September 30,
(Dollars in 000s)                   1994         1993         1992
Current:
  Federal                           $(3,242)     $4,578       $14,179
  State                                 639         870           557
Deferred:
  Federal                            (2,228)      1,783         2,467
  State                              (1,568)        -             -
Income taxes (benefit)              $(6,399)     $7,231       $17,203

    A reconciliation of the income tax provisions (benefit) for the three years ended September 30, 1994 with amounts calculated by applying the statutory federal income tax rates (35% for 1994, 34 3/4% for 1993 and 34% for 1992) for those years to earnings (loss) before income taxes is as follows:

                                      Year Ended September 30,
(Dollars in 000s)                   1994         1993         1992
Federal tax (benefit)
  at statutory rate                 $(5,907)     $6,657       $16,733
State income taxes                     (604)        568           368
Other                                   112           6           102
Income taxes (benefit)              $(6,399)     $7,231       $17,203

    The tax effect of temporary differences which comprise the current and non-current deferred income tax amounts shown on the balance sheet are as follows:

                                                 September 30,
(Dollars in 000s)                           1994              1993
Excess of tax over book depreciation        $22,086           $23,648
Accrued remediation and closure costs        (7,455)           (8,060)
Expense deductible when paid                 (5,977)           (4,120)
State net operating loss benefits,
  expiring 1995-2009                         (1,176)             -
Other                                           295               392
Deferred income taxes, net                  $ 7,773           $11,860

    As of October 1, 1993, the Company adopted SFAS No. 109 - Accounting for Income Taxes which requires the use of the liability method of accounting for deferred income taxes. The cumulative effect on prior years of this adoption was a reduction of the 1994 net loss by $543,000 ($.01 per share). Prior to October 1, 1993, the Company followed APB No. 11 when accounting for income taxes. The deferred federal income tax provisions resulting from accounting for certain income and expense items differently for tax purposes than for financial statement purposes in the prior periods were:

                                            Year Ended September 30,
(Dollars in 000s)                           1993              1992
Excess of tax over book depreciation        $1,136            $1,420
Accrued remediation and closure costs        1,298             1,274
Expense deductible when paid                  (634)             (163)
Other                                          (17)              (64)
Deferred federal tax provision              $1,783            $2,467

Accrued Liabilities

  Accrued liabilities are as follows:
                                                 September 30,
(Dollars in 000s)                           1994              1993
Employee compensation                       $ 2,942           $ 2,737
Taxes other than income                       4,410             3,735
Insurance and legal                           4,356             3,683
Landfill capping costs                        4,037              -
Other                                         1,811             1,964
                                            $17,556           $12,119

Shareholders' Equity

    Changes in the components of shareholders' equity are as follows:

                      $1 Par Value  Capital in    Total
                          Common    Excess of    Retained  Shareholders'
(Dollars in 000s)         Stock     Par Value    Earnings     Equity
Balance at 9/30/91       $60,192     $4,076      $115,541    $179,809
Net earnings                                       32,012      32,012
Dividends of $.0925
 per share                                         (5,575)     (5,575)
Exercise of stock
 options                      95        231                       326
Balance at 9/30/92        60,287      4,307       141,978     206,572
Net earnings                                       11,924      11,924
Dividends of $.10
 per share                                         (6,033)     (6,033)
Exercise of stock
 options                      63        281                       344
Balance at 9/30/93        60,350      4,588       147,869     212,807
Net loss                                           (9,934)     (9,934)
Exercise of stock
 options                      26         62                        88
Balance at 9/30/94       $60,376     $4,650      $137,935    $202,961

   The Company is authorized to issue 120,000,000 shares of its $1 Par Value Common Stock and 1,000,000 shares of its $1 Par Value Preferred Stock. The terms and conditions of each issue of preferred stock are determined by the Board of Directors. No preferred stock has been issued.

   Each share of common stock outstanding includes one common stock purchase right (a "Right") which is non-detachable and non-exercisable until certain defined events occur, including certain tender offers or the acquisition by a person or group of affiliated or associated persons of 15% of the Company's common stock. Upon the occurrence of certain defined events, the Right entitles the registered holder to purchase one share of common stock of the Company for $200 and may be modified to permit certain holders to purchase common stock of the Company or common stock of an acquiring company at a 50% discount. The Right expires on June 30, 1999 unless earlier redeemed by the Company as permitted under certain conditions at a price of $.01 per Right.

 Under the Company's stock option plan, options to purchase common stock of the Company have been granted to officers and key employees at not less than 100% of the fair market value at the date of grant.

   The number of shares and related prices per share covering all activity with respect to stock options for each of the years in the three-year period ended September 30, 1994 are as follows:

                                      Year Ended September 30,
                           1994              1993                1992
Number of options
 Outstanding at beginning
   of year                  674,660          757,917           689,296
 Granted                    200,610             -              171,000
 Exercised                  (25,557)         (62,882)          (95,714)
 Expired or canceled       (190,845)         (20,375)           (6,665)
Outstanding at 9/30         658,868          674,660           757,917
At 9/30
 Options available for grant                  717,390             -
 -
 Options exercisable        317,900          333,609           288,492

Per share prices
 Options granted       $4.63 to $ 5.75        -          $8.88 to $12.25
 Options exercised     $3.47            $3.38 to $ 8.88  $1.16 to $ 7.50
 Options outstanding   $4.63 to $12.80  $3.47 to $12.80  $3.38 to $12.80

Transactions with Related Parties

   Certain directors and officers of the Company are also directors and officers of Rollins Truck Leasing Corp. and Matlack Systems, Inc.

   The Company purchased transportation services from subsidiaries of Matlack Systems, Inc. in the amount of $3,175,000 in 1994, $1,714,000 in 1993 and $1,464,000 in 1992. The cost of these services has been included in operating expense in the Consolidated Statement of Operations.

   The Company also purchased fuel for its vehicles, information systems services, and rented transportation equipment and office space from Rollins Truck Leasing Corp., its subsidiaries and affiliates. The aggregate cost of these materials, services and rents, which have been included in operating expense or selling and administrative expense, as appropriate, in the Consolidated Statement of Operations, was $6,551,000 in 1994, $7,359,000 in 1993 and $6,579,000 in 1992.

   An officer of the Company is the trustee of an employee benefits trust which provides certain insurance and health care benefits to employees of the Company. Contributions to the trust, which were charged to operating or selling and administrative expense as appropriate, were $5,156,000 in 1994, $5,635,000 in 1993 and $5,578,000 in 1992.

   In the opinion of management of the Company, the foregoing transactions were effected at rates which approximate those which the Company would have realized or incurred had such transactions been effected with independent third parties.

Indebtedness

   Long-term debt consists of real estate purchase money mortgage obligations payable in installments to 2001, at interest rates of 9% and 10%. Land with a carrying value of $5,504,000 is pledged as collateral.

   The aggregate amounts of maturities for all indebtedness over the next five years are as follows: 1995-$623,000; 1996-$662,000; 1997-$662,000;
1998-$662,000 and 1999-$662,000.

Pension Plan

   The Company maintains a non-contributory pension plan for full-time employees. Costs of this plan are funded in accordance with the provisions of the Internal Revenue Code.

   The components of net periodic pension cost are as follows:

                                       Year Ended September 30,
(Dollars in 000s)                       1994        1993        1992
Service cost                            $1,777      $1,295      $1,044
Interest cost                            1,032         801         664
Return on plan assets                     (420)     (1,494)       (960)
Net amortization and deferral             (492)        673         321
Net periodic pension cost               $1,897      $1,275      $1,069

   The following table sets forth the plan's funded status and the amounts recognized in the Company's balance sheets:

                                                September 30,
(Dollars in 000s)                                   1994        1993
Actuarial present value of accumulated
 benefit obligation:
   Vested                                           $10,250     $ 8,513
   Non-vested                                         1,154       1,138
                                                    $11,404     $ 9,651

Projected benefit obligation                        $15,162     $12,939
Plan assets at market value                          11,967      10,179
Projected benefit obligation in
 excess of plan assets                                3,195       2,760
Unrecognized gain                                     1,026       1,141
Unrecognized prior service                              (89)        (96)
Unamortized unfunded projected benefit
 obligation at adoption                                (844)       (921)
Accrued pension liability                           $ 3,288     $ 2,884

   The assumptions used in accounting for the plan are as follows:

                                        1994        1993        1992
   Discount rate                        8.0%        8.0%        8.5%
   Rate of assumed compensation
     increase                           5.0%        5.0%        5.0%
   Expected long-term rate of
     return on assets                   9.5%        9.5%        10.0%

  The assets of the plan at September 30, 1994 were invested 67% in equity securities, 23% in fixed income securities and the balance in other interest bearing accounts.

Commitments and Contingent Liabilities

  On August 23, 1994, the Company signed a letter of intent with Westinghouse Electric Corporation whereby the Company will acquire all the stock of Aptus, Inc. for $160,000,000. Aptus has incineration operations in Kansas and Utah and a transfer and storage facility in Minnesota. It is expected at closing the Company will pay $3,000,000 in cash and incur various forms of long-term debt totaling $157,000,000. A portion of this debt may be converted by the holder into common stock of the Company. Various terms and conditions must be agreed to before a definitive agreement is executed. The Company is presently engaged in its due diligence review.

  Environmental laws and regulations require hazardous waste disposal facilities to obtain operating permits which generally outline the procedures under which the facility must be operated. Violations of permit conditions or of the regulations, even if immaterial or unintentional, may result in fines, shutdowns, remedial work or revocation of the permit. The Company believes it is in compliance with the requirements of all of its operating permits and related federal and state regulations.

  The Company is the subject of various lawsuits and claims by government agencies with respect to clean-up of hazardous waste sites not owned by the Company. While the Company does not expect to make any significant cash outlays relative to the above matters, management believes any payments which may be required will ultimately be substantially recoverable from insurance coverage. The Company believes that it is only remotely likely that the ultimate resolution of these lawsuits and claims would be material.

  Accrued remediation and other costs were $19,411,000 and $21,055,000 at September 30, 1994 and 1993, respectively. Major elements of cost in these reserves include groundwater recovery systems, slurry wall or alternative containment systems, excavation and disposal of soil and waste material, and engineering study and report costs associated with the remedial activities. These major cost elements are segregated according to facility location and are based on studies performed for the Environmental Protection Agency and the states where the facilities operate. Changing federal or state standards as well as technological developments and alternative engineering solutions may affect the cost estimates in the future. Based on the status of the various remedial programs at the facilities, it is expected that most, if not all, of the remedial work will occur within the next five years. The Company believes that the ultimate costs associated with these remediation activities will not be material.

  Regulatory agencies normally require operators with temporary or long-term permits to provide insurance protection for other parties in the event of environmental damage and to provide for continued maintenance after operations are terminated. The Company has supplied financial assurance to regulatory agencies and others in the aggregate amount of $44,171,000 at September 30, 1994, which included letters of credit of $20,656,000. The balance is satisfied principally by a combination of insurance and trust funds.

Lease Commitments

  The Company leases some of the premises and equipment used in its operations. All leases are classified as operating leases and expire over the next eight years. Total rental expense for all operating leases except those with terms of a month or less was $4,392,000 in 1994, $5,783,000 in 1993 and $4,802,000 in 1992.

  Minimum future rental payments required under operating leases having non-cancelable terms in excess of one year as of September 30, 1994 are as follows:

(Dollars in 000s)
Year Ending September 30,

1995                                $ 3,788
1996                                  2,727
1997                                  2,235
1998                                  1,359
1999                                    972
Later years                           1,991
Total minimum payments required     $13,072

Quarterly Results (Unaudited)
                               December   March        June    September
1994                             31        31           30         30
Revenues                       $47,515  $ 41,363     $46,650   $45,940
Gross profit                   $ 6,983  $  1,408     $ 8,220   $ 6,166
Earnings (loss) before income
  taxes (benefit)              $   227  $(19,690)(1) $ 2,479   $   108
Earnings (loss) from
  operations                   $   106  $(12,373)(1) $ 1,568   $   222
Cumulative effect (to September
  30, 1993) of adoption of
  SFAS No. 109                 $   543  $    -       $   -     $   -
Net earnings (loss)            $   649  $(12,373)(1) $ 1,568   $   222

Earnings (loss) per share:
  From operations              $   -    $   (.20)(1) $   .02   $   .01
  Adoption of SFAS No. 109     $   .01  $    -       $   -     $   -
Earnings (loss) per share      $   .01  $   (.20)(1) $   .02   $   .01

1993
Revenues                       $58,985  $ 54,614     $51,563   $49,681
Gross profit                   $16,377  $ 11,580     $10,559   $ 7,438
Earnings before income taxes   $ 9,464  $  4,691     $ 3,964   $ 1,036
Net earnings                   $ 6,066  $  2,881     $ 2,457   $   520
Earnings per share             $   .10  $    .05     $   .04   $   .01


(1) Includes special charge of $14,500 ($9,031 after tax benefit or $.15 per share) relating primarily to various engineering and other expenditures on projects no longer considered viable in the current business climate and estimated expenditures for capping of a closed landfill.

                       ROLLINS ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES
                     SCHEDULE II - AMOUNTS RECEIVABLE FROM RELATED PARTIES AND
                           UNDERWRITERS, PROMOTERS, AND EMPLOYEES (OTHER
                                       THAN RELATED PARTIES)
                       FOR THE YEARS ENDED SEPTEMBER 30, 1994, 1993 AND 1992
                                          ($000 OMITTED)



                                                                                  Balance at
                                                              Deductions         End of Period
                                  Balance at
 Year Ended                       Beginning              Amounts     Amounts               Not
September 30,    Name of Debtor   of Period  Additions  Collected  Written-Off  Current  Current
  1994:   Rollins Administrative
          Services, Inc.(1)          $300                  $300                             -



  1993:   Rollins Administrative
          Services, Inc.(1)          $388                  $ 88                          $300(2)



  1992:   Rollins Administrative
          Services, Inc.(1)          $838                  $450                          $388(2)






[FN]
(1)  Formerly Rollins/Matlack Administrative Services, Inc.
(2)  Non-interest bearing advance with no fixed repayment terms.

                       ROLLINS ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES
                            SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                                          ($000 OMITTED)

                                  Balance at                         Other Changes     Balance at
                                  Beginning              Sales and   Add (Deduct)        End of
              Classification      of Period  Additions  Retirements    Describe          Period
 Year Ended
September 30,
  1994: Property and Equipment
        Land                      $ 27,861   $    101                   $    828       $ 28,790
        Buildings                   28,150      5,049     $     315         (524)        32,360
        Equipment and vehicles     186,075      7,393           868       (1,815)       190,785
        Site improvements           25,406      3,951            27         (258)        29,072
        Construction in progress    20,409      1,508            35       (8,819)        13,063
                                  $287,901   $ 18,002     $   1,245     $(10,588)(1)   $294,070

 1993:  Property and Equipment
        Land                      $ 27,861                                             $ 27,861
        Buildings                   22,965   $  5,333     $     148                      28,150
        Equipment and vehicles     164,929     24,833         3,687                     186,075
        Site improvements           21,243      4,213            50                      25,406
        Construction in progress    21,795     (1,386)                                   20,409
                                  $258,793   $ 32,993     $   3,885        -           $287,901

 1992:  Property and Equipment
        Land                      $ 27,669   $    218     $     26                     $ 27,861
        Buildings                   19,644      4,143          822                       22,965
        Equipment and vehicles     160,071     17,048       12,190                      164,929
        Site improvements           19,013      5,644        3,414                       21,243
        Construction in progress    11,480     10,323            8                       21,795
                                  $237,877   $ 37,376     $ 16,460         -           $258,793


[FN]
(1) Includes special charge write-offs of ($11,524) and assets of acquired subsidiary $936.

                       ROLLINS ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES
              SCHEDULE VI - ACCUMULATED DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT
                                          ($000 OMITTED)

                                               Additions
                                  Balance at   Charged to               Other Changes  Balance at
                                  Beginning    Costs and   Sales and    Add (Deduct)     End of
             Classification       of Period    Expenses    Retirements    Describe       Period
Year Ended
September 30,
 1994:  Property and Equipment
        Buildings                 $  7,279      $ 2,270      $   297                   $  9,252
        Equipment and vehicles      88,563       18,330          815    $   (691)       105,387
        Site improvements           11,061        2,160           27        (146)        13,048
                                  $106,903      $22,760      $ 1,139    $   (837)(1)   $127,687


 1993:  Property and Equipment
        Buildings                 $  5,920      $ 1,455      $    96                   $  7,279
        Equipment and vehicles      74,361       17,073        2,912    $     41 (2)     88,563
        Site improvements            9,227        1,867           33                     11,061
                                  $ 89,508      $20,395      $ 3,041    $     41       $106,903


 1992:  Property and Equipment
        Buildings                 $  5,073      $ 1,171      $   324                   $  5,920
        Equipment and vehicles      70,317       15,034       10,990                     74,361
        Site improvements           11,041        1,484        3,298                      9,227
                                  $ 86,431      $17,689      $14,612        -          $ 89,508




[FN]
    (1) Includes special charge write-offs of ($1,047) and a reclassification of $210.
    (2) Reclassification.

                       ROLLINS ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES
                         SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                                          ($000 OMITTED)


                 COLUMN A         COLUMN B            COLUMN C          COLUMN D       COLUMN E
                                                      Additions         Deductions
                                  Balance at    Charged to   Charged    Write-offs     Balance at
                                  Beginning     Costs and    to Other   Net of           End of
              Description         of Period      Expenses    Accounts   Recoveries       Period

 Year Ended
September 30,
  1994: Allowance for doubtful
        accounts                     $422        $128          $367(1)    $193            $724




  1993: Allowance for doubtful
        accounts                     $453        $100                     $131            $422




  1992: Allowance for doubtful
        accounts                     $450        $186                     $183            $453



[FN]
     (1)  Subsidiary balance at date of acquisition.

          ROLLINS ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES
         SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
          FOR THE YEARS ENDED SEPTEMBER 30, 1994, 1993 and 1992
                             ($000 OMITTED)




                 COLUMN A                        COLUMN B
                    Item               Charged to Costs and Expenses
                                       1994        1993        1992

Maintenance and Repairs              $10,540     $13,793     $13,261

Depreciation                         $22,760     $20,395     $17,689

Taxes other than Payroll
 and Income Taxes
     Real Estate                     $ 3,593     $ 3,256     $ 2,408
     Other                           $ 1,714     $ 1,261     $ 2,014

                  ROLLINS ENVIRONMENTAL SERVICES, INC.


                          Exhibits to Form 10-K


                For Fiscal Year Ended September 30, 1994



              Index to Exhibits                              Page Nos.


              Exhibit 21             Rollins Environmental Services, Inc.
                                        Subsidiaries at September 30, 1994

                                                               Exhibit 21





                  ROLLINS ENVIRONMENTAL SERVICES, INC.
                     Subsidiaries of the Registrant
                           September 30, 1994



                                                 JURISDICTION OF
NAME                                             INCORPORATION


Custom Environmental Transport, Inc.                 Delaware

ENCOTEC, INC.                                        Delaware

Highway 36 Land Development Company                  Colorado

Rollins O.P.C. Inc.                                  California

Rollins CHEMPAK, Inc.                                Delaware

Rollins Environmental Services (DE) Inc.             Delaware

Rollins Environmental Services (LA) Inc.             Delaware

Rollins Environmental Services of Louisiana, Inc.    Delaware

Rollins Environmental Services (NJ) Inc.             Delaware

Rollins Environmental Services (TX) Inc.             Delaware

Tipton Environmental Technology, Inc.                Delaware

Rollins Environmental Services (CA) Inc.             Delaware