Form 10-K/A
period 1994-09-30
ROLLINS ENVIRONMENTAL SERVICES INC
filed 1994-12-22
CIK 701856

December 22, 1994

Mr. H. Christopher Owings
Assistant Director
Securities and Exchange Commission
Stop 7-5
Washington, D.C.  20549

     RE:  Rollins Environmental Services, Inc.
          Form 10-K for Year Ended September 30, 1994
          File No. 1-8368

Dear Mr. Owings:

The following Financial Data Schedule is provided in response to your letter dated December 14, 1994 concerning the above referenced filing. The required Financial Data Schedule was inappropriately omitted from the 10-K for the period ending 9/30/94 filed on 11/29/94 and will be included in all future filings.

Should you require any additional information, please call me at (302) 426-
3314.

Sincerely,



Leo F. Rattigan
Vice President-Finance and Treasurer

LFR/s

PAGE

                               SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: December 22, 1994       ROLLINS ENVIRONMENTAL SERVICES, INC.
                                      (Registrant)

                              BY:/s/ John W. Rollins
                                 John W. Rollins
                                 Chairman of the Board,
                                 Chief Executive Officer and Director


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



/s/ Michael B. Kinnard   General Counsel and Secretary December 22, 1994
Michael B. Kinnard

/s/ Nicholas Pappas      President, Chief Operating    December 22, 1994
Nicholas Pappas          Officer and Director

/s/ Leo F. Rattigan, Jr. Vice President-Finance and    December 22, 1994
Leo F. Rattigan, Jr.     Treasurer, Chief Financial
                         Officer, Chief Accounting
                         Officer

/s/ John W. Rollins, Jr. Senior Vice Chairman of the   December 22, 1994
John W. Rollins, Jr.     Board and Director

/s/ Henry B. Tippie      Chairman of the Executive     December 22, 1994
Henry B. Tippie          Committee and Director