Form 10-Q
period 1994-12-31
ROLLINS ENVIRONMENTAL SERVICES INC
filed 1995-01-25
CIK 701856

Page 1 of 7

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549



                                FORM 10-Q


(Mark One)

/ X /     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          December 31, 1994

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

                                                    Yes   X     No _____

     The number of shares of the registrant's common stock outstanding as of December 31, 1994 was 60,375,811.
FORM 10-Q                                                     Page 2 of 7

                     PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 1994 are not necessarily indicative of the results that may be expected for the year ending September 30, 1995. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1994.

                  ROLLINS ENVIRONMENTAL SERVICES, INC.
                  CONSOLIDATED STATEMENT OF OPERATIONS
               ($000 Omitted Except for Per Share Amounts)

                                                  Three Months Ended
                                                      December 31,
                                                  1994         1993

Revenues                                         $49,907      $47,515

Operating expenses                                35,603       34,601
Depreciation                                       5,621        5,530
Selling and administrative expenses                6,729        7,015
Interest expense                                      78          142

                                                  48,031       47,288

Earnings before income taxes and
  cumulative effect of change in
  accounting principle                             1,876          227

Income taxes                                         656          121

Earnings before cumulative effect of
  change in accounting principle                   1,220          106

Cumulative effect (to September 30, 1993)
  of adoption of SFAS No. 109                        -            543

Net earnings                                     $ 1,220      $   649

Earnings per share:
  Earnings before cumulative effect of
    change in accounting principle               $   .02      $   -
  Cumulative effect of adoption of
    SFAS No. 109                                     -            .01
                                                 $   .02      $   .01

Average common shares and equivalents
  outstanding (000)                               60,381       60,376

Dividends paid per common share                     None        None

FORM 10-Q                                                     Page 3 of 7


                  ROLLINS ENVIRONMENTAL SERVICES, INC.
                       CONSOLIDATED BALANCE SHEET
                             ($000 Omitted)


                                               December 31,   September 30,
               ASSETS                             1994          1994

Current assets
  Cash and cash equivalents (includes
    short-term investments of:
    $45,753-December; $45,437-September)        $ 49,615      $ 54,772
  Accounts receivable, net                        35,572        28,727
  Deferred income taxes                            6,283         6,170
  Income taxes recoverable                         2,727         3,827
  Other current assets                            10,108         6,538
        Total current assets                     104,305       100,034

Property and equipment, at cost
  Land                                            29,121        28,790
  Buildings                                       32,329        32,360
  Equipment and vehicles                         194,538       190,785
  Site improvements                               28,395        29,072
  Construction in progress                        13,965        13,063
  Accumulated depreciation                      (132,896)     (127,687)
                                                 165,452       166,383
Other assets                                       6,744         6,969
                                                $276,501      $273,386
     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable                              $ 12,124      $  9,591
  Accrued liabilities                             17,696        17,556
  Accrued remediation and other costs              6,829         5,895
  Current maturities of long-term debt               623           623
        Total current liabilities                 37,272        33,665

Long-term debt                                     3,970         3,970
Accrued remediation and other costs               12,171        13,516
Other liabilities                                  5,054         5,331
Deferred income taxes                             13,853        13,943

Commitments and contingent liabilities
  See Part II, Item 1 Legal Proceedings

Shareholders' equity
  Preferred stock, $1 par value,
     1,000,000 shares authorized; issued and
     outstanding - None
  Common stock, $1 par value, 120,000,000 shares
     authorized; issued and outstanding:
     December-60,375,811; September-60,375,811    60,376        60,376
  Capital in excess of par value                   4,650         4,650
  Retained earnings                              139,155       137,935
        Total shareholders' equity               204,181       202,961
                                                $276,501      $273,386

FORM 10-Q                                               Page 4 of 7

                  ROLLINS ENVIRONMENTAL SERVICES, INC.
                  CONSOLIDATED STATEMENT OF CASH FLOWS
                             ($000 Omitted)



                                                      Three Months Ended
                                                          December 31,
                                                        1994       1993

Cash flows from operating activities:
  Net earnings                                        $ 1,220    $   649
  Reconciliation of net earnings to net cash
    flows from operating activities:
    Expenditures charged to accrued remediation
      and other costs                                    (619)      (691)
    Depreciation                                        5,621      5,530
    Current and deferred income taxes                     898       (305)
    (Increase) in accounts receivable                  (6,845)    (2,503)
    Increase (decrease) in accounts payable
       and accrued liabilities                          2,673     (1,005)
    Other, net                                         (3,488)    (1,116)
    Net cash flows from operating activities             (540)       559

Cash flows from investing activities:
  Purchase of property and equipment                   (4,744)    (3,571)
  Proceeds from sale of equipment                         127         15
    Net cash flows used in investing activities        (4,617)    (3,556)

Cash flows from financing activities:
  Exercise of stock options                               -           88
    Net cash flows from financing activities              -           88

Net (decrease) in cash and cash equivalents            (5,157)    (2,909)

Cash and cash equivalents:

  Beginning of period                                  54,772     47,487
  End of period                                       $49,615    $44,578

Supplemental information:

  Interest paid                                       $    71    $   172
  Income taxes (recovered)                            $  (242)   $  (983)

FORM 10-Q                                                     Page 5 of 7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations: Three Months Ended December 31, 1994 vs. Three Months Ended December 31, 1993

       Revenues increased by $2,392,000 (5.0%) due mainly to higher incineration volume as well as the acquisition of Highway 36 Land
Development Company in July 1994. While selling prices are depressed when compared with the first quarter of 1994, the Company noted improved conditions in the commercial hazardous waste treatment market which has contributed to improved selling prices over the fourth quarter of fiscal 1994.

       Operating expenses increased by $1,002,000 (2.9%) reflecting the increased revenues and Highway 36 Land Development Company, partly offset by continuing cost reduction efforts. Operating costs as a percentage of revenues decreased to 71.3% in 1994 from 72.8% in 1993.

       The increase in depreciation of $91,000 (1.6%) is attributable to the Company's capital expenditure program to upgrade equipment, improve operating efficiency and comply with changing regulations.

       Selling and administrative expenses decreased $286,000 (4.1%) primarily as a result of personnel cutbacks made in the prior year. As a percentage of revenues, selling and administrative expenses were 13.5% in 1994 and 14.8% in 1993.

       The effective income tax rate for the first quarter of fiscal year 1995 was 35.0%. The effective income tax rate for the first quarter of fiscal year 1994 was 53.3% due to the low level of consolidated pretax income combined with the impact of certain state income taxes.

       Net earnings increased by $571,000 (88.0%) to $1,220,000 or $.02 per share from $649,000 or $.01 per share in the prior year. Net earnings for the first quarter of fiscal year 1994 included a favorable adjustment of $543,000 or $.01 per share representing the cumulative effect to September 30, 1993 of the adoption of SFAS No. 109 - Accounting for Income Taxes.
The increase in net earnings was due mainly to the increased revenues and lower selling and administrative costs.

FORM 10-Q                                                     Page 6 of 7

Liquidity and Capital Resources

       The Company's financial condition continues to be strong as evidenced by its cash position and low level of debt which relates solely to land acquisitions. The Company financed its property and equipment additions during the first quarter with its available cash resources. Otherwise, there have been no material changes in the Company's financial condition and its liquidity and capital resources since September 30, 1994. For further details, see page 8 of the Company's 1994 Annual Report on Form 10-K.



                       PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

       There have been no additional significant legal proceedings nor any material changes in the legal proceedings reported on pages 3 through 5 of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994.

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



DATE:    January 25, 1995        ROLLINS ENVIRONMENTAL SERVICES, INC.
                                             (Registrant)




                                   ______________________________________
                                   Nicholas Pappas
                                   President and Chief Operating Officer



                                   ______________________________________
                                   Leo F. Rattigan, Jr.
                                   Vice President-Finance and Treasurer
                                   Chief Financial Officer
                                   Chief Accounting Officer

FORM 10-Q                                                     Page 7 of 7
                               SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE:    January 25, 1995        ROLLINS ENVIRONMENTAL SERVICES, INC.
                                             (Registrant)




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