Form 10-Q/A
period 1995-03-31
ROLLINS ENVIRONMENTAL SERVICES INC
filed 1995-05-16
CIK 701856

Page 1 of 10

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549



                                  FORM 10-Q


(Mark One)

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          March 31, 1995

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



                                                 Yes   X     No _____

     The number of shares of the registrant's common stock outstanding as of March 31, 1995 was 60,375,811.




FORM 10-Q                                                        Page 2 of 10

                       PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
     (a)  Basis of Preparation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ending September 30, 1995. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1994.

     (b)  Acquisition of Assets
     As of the close of business on March 31, 1995, the Company acquired from Westinghouse Electric Corporation ("Seller") all of the issued and outstanding shares of capital stock of National Electric, Inc. ("NEI"), a wholly owned subsidiary of the Seller. NEI owns all of the issued and outstanding shares of capital stock of Aptus, Inc. ("Aptus"). NEI is not conducting any business operations. Aptus is engaged in the sale of services related to the transportation, storage, laboratory analysis and incineration of certain types of hazardous waste. The major facilities are located in Aragonite, Utah; Coffeyville, Kansas; Denver, Colorado; Houston, Texas and Lakeville, Minnesota. The Company intends to continue the business of Aptus.

     The purchase price of $135,000,000 consisted of a cash payment of $6,500,000, the assumption of the Seller's obligations and duties in connection with the $45,700,000 of Tooele County, Utah Variable Rate Hazardous Waste Treatment Revenue Bonds, Series A and the issuance to the Seller of $16,800,000 of 7.75% Senior Unsecured Debentures and $66,000,000 of 7.25% Convertible Subordinated Debentures.

     The acquisition is being accounted for under the purchase method of accounting. The net asset valuation to properly allocate the purchase price is in process, therefore, the Company's investment in Aptus, Inc. has been presented on the March 31, 1995 consolidated balance sheet as a separate asset.



















FORM 10-Q                                                        Page 3 of 10

                    ROLLINS ENVIRONMENTAL SERVICES, INC.
                    CONSOLIDATED STATEMENT OF OPERATIONS
                 ($000 Omitted Except for Per Share Amounts)

                                      Three Months Ended   Six Months Ended
                                           March 31,           March 31,
                                        1995     1994       1995      1994

Revenues                              $ 43,354  $ 41,363  $ 93,261  $ 88,878

Operating expenses                      37,662    33,631    73,265    68,232
Special charge                            -       14,500      -       14,500
Depreciation                             5,668     5,925    11,289    11,455
Selling and administrative expenses      7,445     6,914    14,174    13,929
Interest expense                            87        83       165       225
                                        50,862    61,053    98,893   108,341

Loss before income tax benefit
  and cumulative effect of change
  in accounting principle               (7,508)  (19,690)   (5,632)  (19,463)

Income tax benefit                      (2,931)   (7,317)   (2,275)   (7,196)
Loss before cumulative effect of
  change in accounting principle        (4,577)  (12,373)   (3,357)  (12,267)

Cumulative effect (to September 30,
  1993) of adoption of SFAS No. 109       -        -          -          543
Net loss                              $ (4,577) $(12,373) $ (3,357) $(11,724)

Loss per share:
  Loss before cumulative effect of
    change in accounting principle    $   (.08) $   (.20) $   (.06) $   (.20)
  Cumulative effect of adoption of
    SFAS No. 109                          -         -         -          .01
                                      $   (.08) $   (.20) $   (.06) $   (.19)

Average common shares and equivalents
  outstanding (000)                                         60,406    60,376

Dividends paid per common share         None      None       None      None



















FORM 10-Q                                                        Page 4 of 10
                    ROLLINS ENVIRONMENTAL SERVICES, INC.
                         CONSOLIDATED BALANCE SHEET
                               ($000 Omitted)

                                                   March 31,    September 30,
               ASSETS                                1995           1994

Current assets
  Cash and cash equivalents (includes short-term
    investments of: $37,963-March;
    $45,437-September)                             $ 45,225       $ 54,772
  Accounts receivable, net                           29,877         28,727
  Deferred income taxes                               6,798          6,170
  Income taxes recoverable                            1,378          3,827
  Other current assets                                9,527          6,538
      Total current assets                           92,805        100,034

Property and equipment, at cost
  Land                                               29,121         28,790
  Buildings                                          35,533         32,360
  Equipment and vehicles                            195,718        190,785
  Site improvements                                  28,683         29,072
  Construction in progress                           13,620         13,063
  Accumulated depreciation                         (138,435)      (127,687)
                                                    164,240        166,383
Investment in Aptus, Inc. See Part I, Item 1(b)     135,000           -
Other assets                                          6,492          6,969
      Total assets                                 $398,537       $273,386

     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable                                 $ 10,271       $  9,591
  Accrued liabilities                                19,032         17,556
  Accrued remediation and other costs                 7,283          5,895
  Current maturities of long-term debt                  662            623
      Total current liabilities                      37,248         33,665

Long-term debt                                      131,404          3,970
Accrued remediation and other costs                  11,285         13,516
Other liabilities                                     5,518          5,331
Deferred income taxes                                13,477         13,943

Commitments and contingent liabilities
  See Part II, Item 1 Legal Proceedings

Shareholders' equity
  Preferred stock, $1 par value,
    1,000,000 shares authorized; issued and
    outstanding - None
  Common stock, $1 par value, 120,000,000 shares
    authorized; issued and outstanding:
    March-60,375,811; September-60,375,811           60,376         60,376
  Capital in excess of par value                      4,651          4,650
  Retained earnings                                 134,578        137,935
      Total shareholders' equity                    199,605        202,961
      Total liabilities and shareholders' equity   $398,537       $273,386


FORM 10-Q                                                        Page 5 of 10


                    ROLLINS ENVIRONMENTAL SERVICES, INC.
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                               ($000 Omitted)



                                                        Six Months Ended
                                                             March 31,
                                                         1995       1994

Cash flows from operating activities:
  Net loss                                            $  (3,357)  $(11,724)
  Reconciliation of net loss to net cash flows
    from operating activities:
    Special charge                                         -        14,500
    Expenditures charged to accrued remediation
      and other costs, net                               (1,051)      (639)
    Depreciation                                         11,289     11,455
    Current and deferred income taxes                     1,355     (7,004)
    (Increase) decrease in accounts receivable           (1,150)       817
    Increase (decrease) in accounts payable
      and accrued liabilities                             2,156       (287)
    Other, net                                           (2,141)    (2,968)
    Net cash flows from operating activities              7,101      4,150

Cash flows from investing activities:
  Acquisition of Aptus, Inc.                           (135,000)      -
  Purchase of property and equipment                     (9,255)    (7,209)
  Proceeds from sale of equipment                           135         57
    Net cash flows (used in) investing activities      (144,120)    (7,152)

Cash flows from financing activities:
  Debt issued upon acquisition of Aptus, Inc.           127,924       -
  Repayment of long-term debt                              (452)      (452)
  Exercise of stock options                                -            88
    Net cash flows from (used in) financing
      activities                                        127,472       (364)

Net (decrease) in cash and cash equivalents              (9,547)    (3,366)

Cash and cash equivalents:

  Beginning of period                                    54,772     47,487
  End of period                                       $  45,225   $ 44,121

Supplemental information:

  Interest paid                                       $     374   $    511
  Income taxes (recovered)                            $  (3,633)  $   (733)







FORM 10-Q                                                     Page 6 of 10

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations: Six Months Ended March 31, 1995 vs. Six Months Ended March 31, 1994

     Revenues for the first six months increased by $4,383,000 (4.9%) due mainly to the acquisition of Highway 36 Land Development Company in July 1994, offset in part by higher incineration volume processed at lower average prices.

     Operating expenses increased by $5,033,000 (7.4%) reflecting Highway 36 Land Development Company, the increased incineration volume and related transportation costs and increased plant maintenance. Operating costs as a percentage of revenues increased to 78.6% in 1995 from 76.8% in 1994.

     Depreciation decreased by $166,000 (1.4%) due mainly to various leasehold improvements which have become fully depreciated and the impact of lower capital expenditures during the past few years.

     Selling and administrative expenses increased by $245,000 (1.8%) principally as a result of various pre-acquisition expenditures incurred in connection with the acquisition of Aptus, Inc. As a percentage of revenues, selling and administrative expenses were 15.2% in 1995 and 15.7% in 1994.

     The income tax benefits recorded for the six months ended March 31, 1995 and 1994 were based on estimated annual effective rates of 40.4% and 37.0%, respectively.

     The net loss for the first six months of 1995 was $3,357,000 or $.06 per share compared to a net loss of $11,724,000 or $.19 per share in 1994. The prior year results include a special charge before taxes of $14,500,000 ($9,031,000 after taxes or $.15 per share) and a favorable adjustment in the first quarter of $543,000 or $.01 per share representing the cumulative effect to September 30, 1993 of the adoption of SFAS No. 109-Accounting For Income Taxes.

Results of Operations: Three Months Ended March 31, 1995 vs. Three Months Ended March 31, 1994

     Revenues increased by $1,991,000 (4.8%) mainly due to higher Chempak (customer site management service) revenues as well as the acquisition of Highway 36 Land Development Company in July 1994, offset in part by lower incineration revenue resulting from higher volume processed at lower average prices.

     Operating expenses increased by $4,031,000 (12.0%) reflecting the increased incineration volume and related transportation costs, the operating expenses of the Highway 36 Land Development Company acquisition and increased plant maintenance. Operating costs as a percentage of revenues increased to 86.9% in 1995 compared to 81.3% in 1994.

     Depreciation decreased by $257,000 (4.3%) mainly due to various leasehold improvements which have become fully depreciated and the impact of lower capital expenditures during the past few years.



FORM 10-Q                                                     Page 7 of 10

   Selling and administrative expenses increased by $531,000 (7.7%) principally as a result of various pre-acquisition expenditures incurred in connection with the acquisition of Aptus, Inc. As a percentage of revenues, selling and administrative expenses were 17.2% in 1995 compared with 16.7% in 1994.

   The income tax benefit recorded in the second quarter of 1995 was based on an estimated annual effective rate of 40.4%. The income tax benefit for 1994 was based on an estimated annual effective rate of 37.0%.

   The net loss for the second quarter was $4,577,000 or $.08 per share compared with a net loss of $12,373,000 or $.20 per share in 1994. The prior year results include a special charge before taxes of $14,500,000 ($9,031,000 after taxes or $.15 per share).

Liquidity and Capital Resources

   The strength of the Company's March 31, 1995 financial position is evidenced by its cash position of $45,225,000 which exceeds current liabilities by $11,650,000. The Company's working capital ratio at March 31, 1995 was 2.5 to 1.0.

   The Company's purchases of property and equipment have been financed with the cash flows from operations and available cash balances.

   As more fully discussed in Item 1(b) and in connection with the Company's acquisition of Aptus, Inc., various forms of additional debt have been incurred in an aggregate amount of $128,500,000 before reflecting certain discounts.

   For additional information on the Company's liquidity and capital resources, see page 8 of the Company's 1994 Annual Report on Form 10-K.


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

   None.

Item 3.  Defaults Upon Senior Securities

   None.

Item 4.  Submission of Matters to a Vote of Security Holders

   None required to be reported.




FORM 10-Q                                                     Page 8 of 10

Item 5.  Other Information

   In connection with the acquisition described in Part I, Item 1(b), the Company entered into Amendment No. 1 dated March 31, 1995 amending the Rights Agreement dated as of June 14, 1989 between the Company and Registrar and Transfer Company. In order to avoid a Triggering Event (as defined in the Rights Agreement), the amendment provides that Seller shall not be deemed to be the Beneficial Owner (as defined in the Rights Agreement) of Common Stock of the Company due to its ownership of the Convertible Debentures or any Common Stock acquired upon conversion of the Convertible Debentures.

Item 6.  Exhibits and Reports on Form 8-K

   (a) Exhibit (2)    Stock Purchase Agreement between Westinghouse Electric
                      Corporation (Seller) and Rollins Environmental
                      Services, Inc. (Buyer) for National Electric, Inc., a
                      Minnesota corporation, dated as of March 7, 1995, as filed with the Company's current report on Form 8-K dated April 13, 1995, is incorporated herein by reference.

               (4)(a) Indenture dated as of March 31, 1995 between Rollins
                      Environmental Services, Inc. and First Fidelity Bank, National Association, as Trustee covering the issue of $16,800,000 of 7.75% Senior Unsecured Debentures Due March 31, 2005, as filed with the Company's current report on Form 8-K dated April 13, 1995, is incorporated herein by reference.

                  (b) Indenture dated as of March 31, 1995 between Rollins
                      Environmental Services, Inc. and Texas Commerce Bank National Association, as Trustee covering the issue of $66,000,000 of 7.25% Convertible Subordinated Debentures Due March 31, 2005, as filed with the Company's current report on Form 8-K dated April 13, 1995, is incorporated herein by reference.

                  (c) Debenture Purchase Agreement dated as of March 31,
                      1995 between Rollins Environmental Services, Inc. and Westinghouse Electric Corporation, as filed with the Company's current report on Form 8-K dated April 13, 1995, is incorporated herein by reference.

                  (d) Assignment and Assumption Agreement dated March 31,
                      1995 between Rollins Environmental Services, Inc. and Westinghouse Electric Corporation assigning to Rollins all of the obligations of Westinghouse under the Loan Agreement dated as of June 1, 1990 between Tooele County, Utah and Westinghouse Electric Corporation relating to Variable Rate Hazardous Waste Treatment Revenue Bonds, Series A (as attached to the Assignment and Assumption Agreement), as filed with the Company's current report on Form 8-K dated April 13, 1995, is incorporated herein by reference.



FORM 10-Q                                                     Page 9 of 10

Item 6.  Exhibits and Reports on Form 8-K (Con'd)

                  (e) Rights Agreement dated as of June 14, 1989 between
                      Rollins Environmental Services, Inc. and Registrar and Transfer Company, as Rights Agent. The Rights Agreement includes Exhibit A the form of Right Certificate. The Rights Agreement including the form of Right Certificate, as filed with the Company's current report on Form 8-K dated April 13, 1995, is incorporated herein by reference.

                  (f) Amendment No. 1 dated as of March 31, 1995 to Rights
                      Agreement between Rollins Environmental Services, Inc. and Registrar and Transfer Company, as Rights Agent, as filed with the Company's current report on Form 8-K dated April 13, 1995, is incorporated herein by reference.

   (b) Reports on Form 8-K

   No reports on Form 8-K were filed during the quarter ended March 31, 1995. However, on April 13, 1995, a report on Form 8-K was filed in connection with the Company's acquisition made on March 31, 1995 as more fully described in Part I, Item 1(b).


































FORM 10-Q                                                    Page 10 of 10



                                SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



   DATE:    April   , 1995          ROLLINS ENVIRONMENTAL SERVICES, INC.
                                                   (Registrant)




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






























FORM 10-Q                                                    Page 10 of 10

                                SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



   DATE:    April   , 1995          ROLLINS ENVIRONMENTAL SERVICES, INC.
                                                   (Registrant)




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