Form 10-Q/A
period 1995-06-30
ROLLINS ENVIRONMENTAL SERVICES INC
filed 1995-08-08
CIK 701856

Page 1 of 9

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                                FORM 10-Q



(Mark One)

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended             June 30, 1995
                                   OR

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


                       (Former name of registrant)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                                       Yes   X     No _____


      The number of shares of the registrant's common stock outstanding as of June 30, 1995 was 60,375,811.


FORM 10-Q                                                     Page 2 of 9
                     PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
  (a) Basis of Preparation.
      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ending September 30, 1995. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1994.

  (b) Acquisition of Assets.
      As of the close of business on March 31, 1995, the Company acquired from Westinghouse Electric Corporation ("Seller") all of the issued and outstanding shares of capital stock of National Electric, Inc., ("NEI"), a wholly owned subsidiary of the Seller. NEI owns all of the issued and outstanding shares of capital stock of Aptus, Inc. ("Aptus"). NEI is not conducting any business operations. Aptus is engaged in the sale of services related to the transportation, storage, laboratory analysis and incineration of certain types of hazardous waste. The major facilities are located in Aragonite, Utah; Coffeyville, Kansas; Denver, Colorado; Houston, Texas and Lakeville, Minnesota. The Company is continuing the business of Aptus.

      The adjusted purchase price of the Aptus acquisition was $132,039,000 which consisted of a cash payment of $6,500,000, the assumption of the Seller's obligations and duties in connection with the $45,700,000 of Tooele County, Utah Variable Rate Hazardous Waste Treatment Revenue Bonds, Series A and the issuance to the Seller of $13,839,000 of 7.75% Senior Unsecured Debentures and $66,000,000 of 7.25% Convertible Subordinated Debentures.

      On April 28, 1995, the Company acquired all of the issued and outstanding shares of capital stock of Allworth of Tennessee, Inc., a waste processing facility located in Mount Pleasant, Tennessee. The purchase price consisted of a cash payment of $2,320,000 and the assumption of $6,400,000 of variable rate debt.

      These acquisitions were accounted for as purchases and, accordingly, the respective purchase prices were allocated to the acquired assets and assumed liabilities based upon management's estimate of their fair value.

      The financial information presented herein includes the results of operations of the acquired companies since their respective dates of acquisition.

FORM 10-Q                                                     Page 3 of 9

                  ROLLINS ENVIRONMENTAL SERVICES, INC.
                  CONSOLIDATED STATEMENT OF OPERATIONS
               ($000 Omitted Except for Per Share Amounts)

                                    Quarter Ended      Nine Months Ended
                                       June 30,            June 30,
                                    1995     1994       1995      1994

Operating revenues                $ 63,287  $46,650   $156,548  $135,528

Operating expenses                  54,271   32,284    127,536   100,516
Special charge                        -        -          -       14,500
Depreciation                         7,797    5,670     19,086    17,125
Selling and administrative
  expenses                           9,032    6,138     23,206    20,067
Interest expense                     2,281       79      2,446       304
                                    73,381   44,171    172,274   152,512
Earnings (loss) before income
  taxes (benefit) and cumulative
  effect of change in accounting
  principle                        (10,094)   2,479    (15,726)  (16,984)

Income taxes (benefit)              (3,488)     911     (5,763)   (6,285)

Earnings (loss) before cumulative
  effect of change in accounting
  principle                         (6,606)   1,568     (9,963)  (10,699)

Cumulative effect (to September 30,
  1993) of adoption of
  SFAS No. 109                        -        -          -          543

Net earnings (loss)               $ (6,606) $ 1,568   $ (9,963) $(10,156)

Earnings (loss) per share:
  Earnings (loss) before
    cumulative effect of change
    in accounting principle       $   (.11) $   .02   $   (.17) $   (.18)
  Cumulative effect of adoption
    of SFAS No. 109                   -        -          -     $    .01
                                  $   (.11) $   .02   $   (.17) $   (.17)

Average common shares and
  equivalents outstanding (000)                         60,376    60,376

Dividends paid per common share     None      None      None      None

FORM 10-Q                                                     Page 4 of 9
                  ROLLINS ENVIRONMENTAL SERVICES, INC.
                       CONSOLIDATED BALANCE SHEET
                             ($000 Omitted)

                                                 June 30,   September 30,
               ASSETS                              1995         1994
Current assets
  Cash and cash equivalents (includes
    short term investments of: June-$34,165;
    September-$45,437)                          $  39,424    $  54,772
  Accounts receivable, net                         45,212       28,727
  Deferred income taxes                             6,663        6,170
  Income taxes recoverable                          4,876        3,827
  Other current assets                             10,565        6,538
      Total current assets                        106,740      100,034

Property and equipment, at cost
  Land                                             36,750       28,790
  Buildings                                        67,615       32,360
  Equipment and vehicles                          283,433      190,785
  Site improvements                                29,753       29,072
  Construction in progress                         22,662       13,063
  Accumulated depreciation                       (144,377)    (127,687)
                                                  295,836      166,383
  Excess of cost over net assets of
    business acquired                              14,476         -
Other assets                                       11,568        6,969
      Total assets                              $ 428,620    $ 273,386

     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable                              $  19,822    $   9,591
  Accrued liabilities                              27,106       17,556
  Accrued remediation and other costs               6,206        5,895
  Current maturities of long-term debt              1,689          623
      Total current liabilities                    54,823       33,665

Long-term debt                                    133,719        3,970
Accrued remediation and other costs                10,737       13,516
Other liabilities                                   5,813        5,331
Deferred income taxes                              30,530       13,943

Commitments and contingent liabilities
  See Part II, Item 1. Legal Proceedings

Shareholders' equity
  Preferred stock, $1 par value,
    1,000,000 shares authorized; issued and
    outstanding - None
  Common stock, $1 par value, 120,000,000 shares
    authorized; issued and outstanding:
    June-60,375,811; September-60,375,811          60,376       60,376
  Capital in excess of par value                    4,650        4,650
  Retained earnings                               127,972      137,935
      Total shareholders' equity                  192,998      202,961
      Total liabilities and
        shareholder's equity                    $ 428,620    $ 273,386

FORM 10-Q                                                     Page 5 of 9

                  ROLLINS ENVIRONMENTAL SERVICES, INC.
                  CONSOLIDATED STATEMENT OF CASH FLOWS
                             ($000 Omitted)

                                                       Nine Months
                                                      Ended June 30,
                                                     1995       1994

Cash flows from operating activities:
  Net loss                                        $  (9,963)  $(10,156)
  Reconciliation of net loss to net cash flows
      from operating activities:
    Depreciation and amortization                    19,281     17,125
    Special charge                                     -        14,500
    Expenditures charged to accrued remediation
      and other costs, net                           (2,676)    (1,131)
    Current and deferred income taxes                (2,157)    (6,384)
    (Increase) decrease in accounts receivable       (3,212)     1,313
    Increase in accounts payable and
      accrued liabilities                             9,125      1,199
    Other, net                                       (1,362)    (3,251)
    Net cash flows from operating activities          9,036     13,215

Cash flows from investing activities:
  Acquisition of businesses                        (140,759)      -
  Purchase of property and equipment                (15,261)   (10,811)
  Proceeds from sale of equipment                       359         58
    Net cash flows (used in) investing
      activities                                   (155,661)   (10,753)

Cash flows from financing activities:
  Acquisition debt                                  131,939       -
  Repayment of long-term debt                          (662)      (623)
  Exercise of stock options                            -            89
    Net cash flows from (used in) financing
      activities                                    131,277       (534)

Net (decrease) increase in cash
  and cash equivalents                              (15,348)     1,928

Cash and cash equivalents:
  Beginning of period                                54,772     47,487
  End of period                                   $  39,424   $ 49,415

Supplemental information:

  Interest paid                                   $     941   $    580
  Income taxes recovered                          $  (3,605)  $   (444)

FORM 10-Q                                                     Page 6 of 9

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction
    As more fully described in Part I, Item 1(b) (Acquisition of Assets), the financial information for both the quarter and nine months ended June 30, 1995 includes the results of operations of the acquired companies.

Results of Operations: Nine Months Ended June 30, 1995 vs. Nine Months Ended June 30, 1994

    Revenues for the first nine months increased by $21,020,000 (15.5%) due mainly to recent acquisitions. The Company's operations continue to be adversely affected by overcapacity and lower business volumes available in the commercial hazardous waste treatment market.

    Operating expenses increased by $27,020,000 (26.9%) reflecting the increase in revenues, higher operating costs as the result of recent acquisitions, higher transportation costs and higher plant maintenance. Operating costs as a percentage of revenues increased to 81.5% in 1995 from 74.2% in 1994.

    Depreciation increased by $1,961,000 (11.5%) due mainly to the impact of recent acquisitions offset in part by lower leasehold improvements which have become fully depreciated and the impact of lower capital expenditures during the past few years.

    Selling and administrative expenses increased by $3,139,000 (15.6%) principally as a result of higher payroll, data processing, legal and other transitional costs incurred in connection with recent acquisitions. As a percentage of revenues, selling and administrative expenses were 14.8% in both 1995 and 1994.

    Interest expense increased by $2,142,000 as a result of acquisition-related debt incurred.

    The income tax benefits recorded for the nine months ended June 30, 1995 and 1994 were based on estimated annual effective rates of 36.6% and 37.0%, respectively.

    The net loss for the first nine months of 1995 was $9,963,000 or $.17 per share compared with the net loss of $10,156,000 or $.17 per share in 1994. The prior year results include a special charge before income taxes of $14,500,000 ($9,031,000 after taxes or $.15 per share) and a favorable adjustment in the first quarter of $543,000 or $.01 per share representing the cumulative effect to September 30, 1993 of the adoption of SFAS No. 109-Accounting For Income Taxes.

Results of Operations: Quarter Ended June 30, 1995 vs. Quarter Ended June
30,  1994

    Revenues increased by $16,637,000 (35.7%) mainly due to recent acquisitions. The third quarter results were adversely affected by overcapacity and lower business volumes available in the commercial hazardous waste treatment market.

FORM 10-Q                                                     Page 7 of 9

    Operating expenses increased by $21,987,000 (68.1%) reflecting higher operating costs as the result of recent acquisitions, higher transportation costs and increased plant maintenance. The Company is proceeding rapidly to consolidate recent acquisitions in order to achieve greater operational and administrative efficiencies.

    Depreciation increased by $2,127,000 (37.5%) due mainly to the impact of the recent acquisitions offset in part by lower capital expenditures during the past few years.

    Selling and administrative expenses increased by $2,894,000 (47.1%) principally as a result of higher payroll, data processing, legal and other transitional costs incurred in connection with recent acquisitions.
Selling and administrative expenses were 14.3% of revenues in 1995 compared with 13.2% in 1994.

    Interest expense increased by $2,202,000 as a result of acquisition-related debt incurred.

    The income tax benefit recorded in the third quarter of 1995 resulted from the use of an estimated annual effective income tax rate of 36.6%. The effective income tax rate for the third quarter of 1994 was 36.7%.

Liquidity and Capital Resources

    The Company's June 30, 1995 financial position is sound as evidenced by its cash position of $39,424,000 and its working capital ratio of 1.9 to 1.0.

    The Company's purchases of property and equipment (exclusive of acquisition-related items) have been financed with the cash flows from operations and available cash balances.

    As more fully discussed in Part I, Item 1(b) and in connection with the Company's recent acquisitions, various forms of additional debt have been incurred in an aggregate amount of $131,477,000.

    For additional information on the Company's liquidity and capital resources, see page 8 of the Company's 1994 Annual Report on Form 10-K.

FORM 10-Q                                                     Page 8 of 9

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

    None.

Item 5.  Other Information

    None.

Item 6.  Exhibits and Reports on Form 8-K

    (a)   Exhibits - None.
    (b)   Reports on Form 8-K
          (1) On April 13, 1995, a report on Form 8-K was filed covering the following items:
               (a)  Item 2.  Acquisition of Assets
                         The acquisition of National Electric, Inc. and its
                    wholly owned subsidiary, Aptus, Inc., was reported.
               (b)  Item 5.  Other Events
                         In connection with the acquisition described in
                    Item 2, an amendment to the Company's Rights Agreement was reported.
               (c)  Item 7.  Financial Statements and Exhibits
                         The following financial statements of the business
                    acquired were filed:
                    (1)  Consolidated Financial Statements - National
                           Electric, Inc.
                         Consolidated Balance Sheet at December 31, 1994
                           and 1993
                         Consolidated Statement of Income for the Years
                           ended December 31, 1994 and 1993
                         Consolidated Statement of Cash Flows for the Years
                           ended December 31, 1994 and 1993
                         Notes to the Financial Statements
                    (2)  Report of Independent Accountants

FORM 10-Q                                                     Page 9 of 9

          (2) On June 13, 1995, a report on Form 8-K/A was filed which amended the Form 8-K filed on April 13, 1995 and covered the following items:
               (a)  Item 2.  Acquisition of Assets
                         A purchase price reduction related to the March
                    31, 1995 acquisition was reported.
               (b)  Item 7.  Financial Statements and Exhibits
                    (1) The following additional financial statements of the business acquired were filed:
                         (a)  Consolidated Balance Sheet at March 31, 1995
                                (Unaudited)
                         (b)  Consolidated Statement of Income for the
                                Six Months ended March 31, 1995 and 1994
                                (Unaudited)
                         (c)  Consolidated Statement of Cash Flows for the
                                Six Months ended March 31, 1995 and 1994
                                (Unaudited)
                    (2) In connection with the acquisition of assets,the following pro forma financial statements were filed:
                         (a)  Pro Forma Consolidated Balance Sheet at
                                March 31, 1995 (Unaudited)
                         (b)  Pro Forma Consolidated Statement of
                                Operations for the Year ended September 30,
                                1994 (Unaudited)
                         (c)  Pro Forma Consolidated Statement of
                                Operations for the Six Months ended
                                March 31, 1995 (Unaudited)



                               SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE:    July 27, 1995            ROLLINS ENVIRONMENTAL SERVICES, INC.
                                               (Registrant)




                              __________________________________________
                              Nicholas Pappas
                              President and Chief Operating Officer



                              __________________________________________
                              Frank H. Minner
                              Group Vice President-Finance and Treasurer
                              Chief Financial Officer
                              Chief Accounting Officer
FORM 10-Q                                                     Page 9 of 9

          (2) On June 13, 1995, a report on Form 8-K/A was filed which amended the Form 8-K filed on April 13, 1995 and covered the following items:
               (a)  Item 2.  Acquisition of Assets
                         A purchase price reduction related to the March
                    31, 1995 acquisition was reported.
               (b)  Item 7.  Financial Statements and Exhibits
                    (1) The following additional financial statements of the business acquired were filed:
                         (a)  Consolidated Balance Sheet at March 31, 1995
                                (Unaudited)
                         (b)  Consolidated Statement of Income for the
                                Six Months ended March 31, 1995 and 1994
                                (Unaudited)
                         (c)  Consolidated Statement of Cash Flows for the
                                Six Months ended March 31, 1995 and 1994
                                (Unaudited)
                    (2) In connection with the acquisition of assets,the following pro forma financial statements were filed:
                         (a)  Pro Forma Consolidated Balance Sheet at
                                March 31, 1995 (Unaudited)
                         (b)  Pro Forma Consolidated Statement of
                                Operations for the Year ended September 30,
                                1994 (Unaudited)
                         (c)  Pro Forma Consolidated Statement of
                                Operations for the Six Months ended
                                March 31, 1995 (Unaudited)



                               SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE:    July 27, 1995            ROLLINS ENVIRONMENTAL SERVICES, INC.
                                               (Registrant)




                              /s/ Nicholas Pappas
                              Nicholas Pappas
                              President and Chief Operating Officer



                              /s/ Frank H. Minner
                              Frank H. Minner
                              Group Vice President-Finance and Treasurer
                              Chief Financial Officer
                              Chief Accounting Officer