Form 10-K
period 1995-09-30
ROLLINS ENVIRONMENTAL SERVICES INC
filed 1995-12-05
CIK 701856

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

       For the fiscal year ended        September 30, 1995       or

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

        Registrant's telephone number including area code (302) 426-2784

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

YES   X         NO

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / X /

   The aggregate market value of the voting stock held by non-affiliates of the registrant was $185,836,000 as of October 31, 1995.

   The number of shares of registrant's common stock outstanding as of October 31, 1995 was 60,375,811.

   The following documents are incorporated by reference:

              Document              Part of this form into which incorporated

Proxy Statement for the Annual Meeting
   of Shareholders to be held January 26, 1996                   III

                                  PART I

ITEM 1.  BUSINESS.

     Rollins Environmental Services, Inc. through its subsidiaries (herein collectively referred to as the "Company" unless the context indicates otherwise), transports, treats and disposes of industrial chemical waste by incineration and other methods at seven facilities located in Colorado, Kansas, Louisiana (2), New Jersey, Texas and Utah. The Company operates waste processing, recycling and repackaging facilities in California, Minnesota, Missouri and Tennessee and has analytical laboratories in California, Colorado, Kansas, Louisiana, Michigan, New Jersey, Tennessee, Texas and Utah.

(a)  General Development of Business

     For the third consecutive year, the Company's earnings were adversely affected by continued weak conditions in the commercial hazardous waste incineration industry resulting in market declines caused by lower incineration pricing, lower available volumes of hazardous waste and a change in incineration mix. The Company is continuing to work vigorously with the states and the EPA to regulate additional waste streams into the incineration market and establish standards which will equitably regulate the commercial hazardous waste incineration industry and the incineration of hazardous wastes by the cement kiln industry. The Company believes such regulations, when enacted, will mitigate the effects of intense price competition and help stabilize the volume of waste available for treatment.

     In the face of industry consolidation and market uncertainty, the Company made a strategic decision to purchase its largest competitor - a decision designed to position the Company for future long-term success. The acquisition of Aptus, Inc. on March 31, 1995 provides a critical service expansion with the addition of a 4.4 meter incinerator in Aragonite, Utah, a
3.6 meter incinerator in Coffeyville, Kansas, and a transfer and storage facility in Lakeville, Minnesota. This enhanced long-term commitment also included the purchase of Allworth of Tennessee, Inc., a transfer, storage and processing facility on April 28, 1995. These strategic actions were taken to improve service, competitive position and to enhance the Company's full service capabilities on a regionalized basis.

     Otherwise, there have been no significant changes in the business of the Company since September 30, 1994.

(b)  Financial Information about Industry Segments

     The business of the Company, essentially all of which is conducted in the United States, consists solely of industrial waste treatment and disposal. Financial information concerning this business is included on pages 6 to 8 and 15 to 25 of this 1995 Annual Report on Form 10-K.

(c)  Narrative Description of Business

     The Company treats and disposes of industrial chemical waste at its facilities in Coffeyville, Kansas; Baton Rouge, Louisiana; Bridgeport, New Jersey; Deer Park, Texas; and Aragonite, Utah, (hereinafter the "Plants").
In addition, the Company provides secure land disposal services for a variety of treated wastes and treatment residues at its Deer Trail, Colorado landfill (hereinafter the "Landfill"). Aqueous waste streams are treated and disposed of at a deep injection well (the "Injection Well") located in Plaquemine, Louisiana. The Plants, Landfill and Injection Well are operated by wholly owned subsidiaries. The Company also treats, stores, recycles or repackages industrial chemical wastes at its facilities in Los Angeles, California; Lakeville, Minnesota; and Mt. Pleasant, Tennessee (hereinafter the "TSDs") for disposal at the Plants, Landfill or other disposal facilities.

     The Company incinerates wastes at each of the Plants. High temperature incineration effectively eliminates organic wastes such as herbicides, plastics, halogenated solvents, pesticides, pharmaceuticals and refinery wastes, regardless of whether they are gases, liquids, sludges or solids. Federal and state incineration regulations require a destruction and removal efficiency of 99.99% for most organic wastes and 99.9999% for polychlorinated biphenyls ("PCBs"). The Company's six rotary kiln incinerators and the Rollins Rotary Reactor meet or exceed these requirements. The incinerators at Coffeyville, Kansas and Aragonite, Utah and an incinerator at Deer Park, Texas have permits to burn PCBs.

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

     While most waste is transported to the Company's facilities by truck, waste can also be received by rail at the Baton Rouge, Deer Park and Coffeyville plants and by barge at the Injection Well.

     The Company provides analytical services through laboratories operated at its incineration facilities in Coffeyville, Kansas; Baton Rouge, Louisiana; Bridgeport, New Jersey; Deer Park, Texas; and Aragonite, Utah and by other subsidiaries located in Ann Arbor, Michigan; Deer Trail, Colorado; Mount Pleasant, Tennessee; and Los Angeles, California.

     The Company conducts business with more than 1,500 customers. These customers are primarily engaged in the chemical processing industry and are located throughout the United States. No one customer currently accounts for more than 4% of the Company's consolidated revenues. The Company believes the principal considerations for customers choosing between incineration and other methods of disposal are current and anticipated state and Federal regulations, price and concern over long-term liability.

     Competitors operate large-scale incinerators in El Dorado, Arkansas (Environmental Systems Company); Sauget, Illinois and Port Arthur, Texas (Chemical Waste Management, Inc.); East Liverpool, Ohio (Waste Technologies, Inc.); Grafton, Ohio (Ross Incineration Services, Inc.); Rockhill, South Carolina and Cohoes, New York (ThermalKem, Inc.) and Calvert City, Kentucky
(LWD). The Clive, Utah facility (Laidlaw Environmental) has received its permit but must conduct a test burn prior to operation. Other companies have applied for or received permits to construct and operate hazardous waste incinerators. In addition, competition is also provided by cement kilns.

     The Plants, Landfill, TSDs and Injection Well are intensively regulated by the United States Environmental Protection Agency ("USEPA") and by the applicable state regulatory agencies.

     Environmental laws and regulations require hazardous waste disposal facilities to obtain permits which generally outline the procedures under which the facility must be operated. Violations of permit conditions, or of the regulations, even if immaterial or unintentional, may result in fines, shutdowns, remedial work or revocation of the permit. The Company believes it is in compliance with the requirements of all of its operating permits and related federal and state regulations.

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

     Facilities operated under Part B permits must meet stringent RCRA and permit standards. Operators with Part B permits or interim status are required to certify to regulatory agencies that they (1) meet specified groundwater monitoring conditions; (2) post financial security for the closure and, with certain permits, post-closure maintenance of their facilities; and (3) provide insurance protection for other parties in the event of environmental damage. Such certifications were made for all Company facilities. In this regard, the Company has supplied financial assurance to regulatory agencies and others in the aggregate amount of $58,363,000 at September 30, 1995, which included letters of credit of $8,260,000. The balance is satisfied principally by a combination of insurance and trust funds.

     In order to qualify the Bridgeport, New Jersey; Baton Rouge, Louisiana and the Deer Park, Texas plants to accept and dispose of waste under the Superfund program, the Company's subsidiaries Rollins Environmental Services
(NJ) Inc. ("RES (NJ)"), Rollins Environmental Services (LA) Inc. ("RES (LA)") and Rollins Environmental Services (TX) Inc. ("RES (TX)") entered into Consent Agreements with the USEPA under Section 3008(h) of RCRA. The agreements provide for a thorough evaluation and assessment of the facilities and contain procedures under which RES (NJ), RES (LA) and RES (TX) will undertake certain corrective actions. The cost of certain corrective actions required under Section 3008(h) has been included in Accrued Remediation and Other Costs in the Consolidated Balance Sheet on page 16 of this 1995 Annual Report on Form 10-K.

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

     On March 31, 1995, the Company acquired from Westinghouse Electric Corporation all of the capital stock of National Electric, Inc. ("NEI"), a wholly owned subsidiary of Westinghouse Electric Corporation. NEI owns all of the capital stock of Aptus, Inc. NEI is not conducting any business operations. Aptus is engaged in the sale of services related to the transportation, storage, laboratory analysis and incineration of certain types of hazardous waste. The Aptus, Inc. acquisition expanded the Company's incineration offerings to include a 4.4 meter kiln in Aragonite, Utah and a
3.6 meter kiln in Coffeyville, Kansas, which has the nation's only dioxin permit. In addition, the acquisition included a transfer, storage and disposal facility in Lakeville, Minnesota. These facilities operate under Part B permits which were granted on March 30, 1990 for Aragonite, Utah; July 27, 1991 for Coffeyville, Kansas; and August 31, 1992 for Lakeville, Minnesota.

     On April 28, 1995, the Company acquired from Southdown, Inc. all of the issued and outstanding shares of common stock of Allworth, Inc. of Tennessee, Inc., a waste processing facility located in Mount Pleasant, Tennessee. This facility operates under a Part B permit which was granted on July 14, 1988.

     The Company has approximately 1,855 employees.

ITEM 2.  PROPERTIES.

     The Company maintains its headquarters in space leased from Rollins Properties, Inc., a wholly owned subsidiary of Rollins Truck Leasing Corp. at 2200 Concord Pike, Wilmington, Delaware.

     In addition to pollution control equipment, each subsidiary owns the number of acres of land following its name: Aptus, Inc. - Coffeyville, Kansas 432 acres, Aragonite, Utah 2,323 acres, and Lakeville, Minnesota 17 acres; Allworth of Tennessee, Inc. 18 acres; RES (NJ) 532 acres; RES (LA) 820 acres; Rollins Environmental Services of Louisiana, Inc. 20 acres; RES (TX) 1,200 acres; Rollins Environmental Services (CA) Inc. 3,693 acres; ENCOTEC, Inc. 7 acres; Tipton Environmental Technology, Inc. 60 acres; Custom Environmental Transport, Inc. 5 acres and Highway 36 Land Development Company 6,010 acres. Administrative and service offices are located in owned or leased facilities in 21 states.


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

     On July 10, 1992, the United States filed suit against RES (NJ) and six
(6) other defendants in the U.S. District Court of New Jersey. The suit seeks recovery of costs incurred by the United States at the BROS site in the amount of $29,000,000 in past response costs, plus interest, as well as a declaration that the defendants are jointly and severally liable for future response costs. RES (NJ) will contest this action vigorously, emphasizing its suit against the United States as the contributor of the overwhelming percentage of hazardous substances to the BROS site. The Court has placed the case on parallel litigation and settlement tracks. The presiding U.S. Magistrate Judge has ordered the parties to engage in mediation as part of the settlement track, and this process has been an intensive and on-going one in the effort to achieve settlement. The entire mediation process is covered by a court confidentiality order and court-approved mediation protocol which require strict adherence to their confidentiality provisions and prohibit the dissemination of information. Amounts that have been accrued as of September 30, 1995 are expected to be adequate to cover the amounts RES (NJ) believes will be payable with respect to this matter.

   (b)   Helen Kramer Superfund Site

     In October 1990, RES (NJ) was served with a third-party complaint alleging RES (NJ)'s use of the Helen Kramer Landfill during the mid-1970s. The Helen Kramer Landfill ("Site") is a USEPA Superfund site which is currently being remediated under the supervision of the USEPA. In 1989, the United States filed suit against 25 parties for cost recovery. A number of those original defendants have commenced this third-party action against RES
(NJ) and approximately 160 other parties. RES (NJ) does have a connection to the Site based on the disposal of lagoon sludge from a customer's facility. It is not possible at this time to determine RES (NJ)'s portion of the Site remediation expenses, if any. Virtually all parties, including RES (NJ), have been involved in a lengthy and complex settlement process which has yet to produce an allocation plan. While requiring the allocation process to continue, the failure of the United States and the direct defendants to reach a settlement has caused the Court to order that the discovery phase of the litigation commence.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     NONE.

                                  PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS.

                               STOCK PRICES

   The range of per share prices for the Common Stock on the New York and Pacific Stock Exchanges for the fiscal years ended September 30, 1995 and 1994 is as follows:

                                          Prices
                                 1995                1994
                             High    Low          High     Low
Fiscal Quarter
   First ..............     $6 1/8  $4 3/8       $6 1/2  $4 7/8
   Second .............      5 1/2   4            6 3/8   4 5/8
   Third ..............      5       4 1/8        5 1/2   4 1/4
   Fourth .............      5 1/4   4 1/4        6 3/8   4

     No dividends were declared on the common stock during the fiscal years ended September 30, 1995 and 1994.

     At September 30, 1995, there were 6,417 holders of record of the Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA.

                                  Five Year Selected Financial Data
                          (Dollars in Thousands, Except Per Share Amounts)


Fiscal Year Ended September 30, 1995           1994             1993       1992        1991
Revenues                        $217,367 (4)   $181,468         $214,843   $240,477    $220,759
Earnings (loss) before
   income taxes (benefits)      $(28,655)(4)   $(16,876)(1)     $ 19,155   $ 49,215    $ 40,020
Income taxes (benefits)          (10,363)(4)     (6,942)(2)        7,231     17,203      14,083
Net earnings (loss)             $(18,292)(4)   $ (9,934)(1)(2)  $ 11,924   $ 32,012    $ 25,937
Earnings (loss) per share       $   (.30)(4)   $   (.16)(1)(2)  $    .20   $    .53    $    .43
Cash dividends per share(3)     $   -          $   -            $    .10   $  .0925    $    .09
September 30,
Working capital                 $ 50,772 (4)   $ 66,369         $ 64,864   $ 68,898    $ 60,891
Property and equipment          $298,673 (4)   $166,383         $180,998   $169,285    $151,446
Total assets                    $429,484 (4)   $273,386         $278,641   $283,318    $257,968
Long-term debt                  $134,181 (4)   $ 3,970          $  4,632   $  5,444    $  7,945
Shareholders' equity            $184,669 (4)   $202,961         $212,807   $206,572    $179,809

(1)  Includes special charge of $14,500 ($9,031 after tax benefit or $.15 per share).
(2)  Includes benefit of $543 or $.01 per share from the adoption of SFAS No. 109 - Accounting for
     Income
     Taxes.
(3)  The Company's Board of Directors suspended the payment of cash dividends at its October 29, 1993 meeting.  The Board of Directors periodically reviews this decision.
(4)  Includes the results of operations of acquired companies (see Notes to the Consolidated Financial
     Statements).

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

     The Company's revenues, summarized by method of disposal or other service provided, are as follows:
                                 % of              % of              % of
(Dollars in Thousands)   1995   Revenues   1994   Revenues   1993   Revenues
Incineration           $154,266   71.0   $135,559   74.7   $170,171   79.2
Transportation           22,110   10.2     15,922    8.8     18,148    8.4
Chempak services (net)   10,914    5.0      9,930    5.5     10,006    4.7
Landfill                  5,663    2.6        906     .5        226     .1
Other                    24,414   11.2     19,151   10.5     16,292    7.6
                       $217,367  100.0   $181,468  100.0   $214,843  100.0

     Each caption in the above table includes the portion of the revenues of the Company's subsidiaries related to that particular service.

Fiscal Year 1995 vs. 1994

     Revenues for 1995 increased by $35,899,000 (20%) to $217,367,000 from the $181,468,000 reported in 1994. Acquisitions in 1995 and late 1994 contributed approximately $42,835,000 of the revenue increase, while existing business revenues decreased by $6,936,000. Existing business incineration revenues decreased $10,683,000 which was the result of lower average prices, lower incineration volumes and a change in incineration mix. The Company's incineration revenues continue to be adversely affected by industry-wide overcapacity, intense price competition and lower volumes of available waste. The decrease in incineration revenues was offset in part by an increase in transportation revenues, Chempak services and other revenues which were attributable to the growing customer demand for total waste management and transportation services. The Company is continuing to work vigorously with the states and the EPA to regulate additional waste streams into the incineration market and establish standards which will equitably regulate the commercial hazardous waste incineration industry and the incineration of hazardous wastes by the cement kiln industry. The Company believes such regulations, when enacted, will mitigate the effects of intense price competition and help stablize the volume of waste available for treatment.

     Operating expenses increased by $47,713,000 (36%) to $181,766,000 from the $134,053,000 reported in 1994. Acquisitions in 1995 and late 1994 contributed approximately $37,402,000 of this expense increase, while existing business expense increased by $10,311,000. The existing business increase was the result of higher transportation, plant maintenance, payroll and disposal costs. Increased plant maintenance and payroll overtime resulted from the adverse effects upon treatment equipment caused by the changed incineration mix of disposable wastes. The increase in transportation costs reflects the increased customer reliance on Company-supplied transportation. Disposal cost increases were attributable to a change in incineration mix which required the use of subcontractors to dispose of various waste streams outside of the Company's permitted capabilities. Operating costs as a percentage of revenues increased to 84% in 1995 from 74% in 1994. Since a large component of the Company's cost structure is fixed, operating expenses increased as a percentage of revenues. The Company continues its activities to reduce expenses and streamline the organization.

     Depreciation increased by $3,950,000 (17%) due mainly to the impact of recent acquisitions offset in part by lower amortization expenses related to leasehold improvements which have become fully amortized and the impact of lower capital expenditures during the past few years.

     Selling and administrative expenses increased by $5,914,000 (22%) as a result of higher payroll, data processing and other transitional costs incurred in connection with recent acquisitions. As a percentage of revenues, selling and administrative expenses were 15% in both 1995 and 1994.

     Interest expense increased by $4,601,000 as a result of acquisition-related debt incurred or assumed.

     The income tax benefits recorded for the years 1995 and 1994 were based on estimated effective rates of 36% and 38% of the loss before income tax, respectively.

     In the face of industry consolidation and market uncertainty, the Company made a strategic decision to purchase its largest competitor - a decision designed to position the Company for a future of long-term success. The acquisition of Aptus, Inc. on March 31, 1995 provides a critical service expansion with the addition of a 4.4 meter incinerator in Aragonite, Utah, a
3.6 meter incinerator in Coffeyville, Kansas, and a transfer and storage facility in Lakeville, Minnesota. This enhanced long-term commitment also included the purchase of Allworth of Tennessee, Inc., a transfer, storage and processing facility. These strategic actions were taken to improve service, competitive position and to enhance the Company's full service capabilities on a regionalized basis. Such actions are expected to result in lower transportation costs and provide greater operating efficiencies.

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

     The income tax benefit recorded for the year was based on an estimated effective income tax rate of 38% of the loss before income tax. The income tax provision for 1993 was based on an estimated effective income tax rate of 38%.

Liquidity and Capital Resources

     The Company's operations have required substantial capital investments which have been financed with the cash flows from operations and available cash. Expenditures for property and equipment were $20,051,000 in 1995, $18,002,000 in 1994 and $32,993,000 in 1993. Commitments for the purchase of property and equipment amounted to $3,043,000 at September 30, 1995. Such commitments are to complete projects in process. The Company plans capital expenditures of up to $19,000,000 in 1996 to upgrade facilities. Such expenditures include improvements to electrical power and water systems; waste collection, storage and processing facilities; and other equipment modernization programs.

     In addition, the Company spent $3,937,000, $2,874,000 and $3,902,000, respectively, on remediation projects at its facilities in 1995, 1994 and 1993. The Company believes the amounts accrued for remediation and other costs are adequate to cover the cost of the mandated remediation and other corrective actions required to be completed at its facilities.

     The Company's projected capital and remediation expenditures in fiscal year 1996 are expected to be financed with the cash flows from operations and funds on hand.

     In March 1995, the Financial Accounting Standards Board issued SFAS NO. 121-Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of - which requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This standard must be adopted no later than fiscal year ending September 30, 1997. The Company has not determined the impact, if any, of adopting this standard.

     For additional information on commitments and contingent liabilities, see "Notes to the Consolidated Financial Statements - Commitments and Contingent Liabilities".

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The consolidated financial statements of the Company, the Independent Auditors' Report and the financial statement schedules included in this report are referenced on the Index to the Consolidated Financial Statements and Schedules on page 13.



ITEM 9.  DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
         DISCLOSURE.

     NONE.

                                 PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Except as presented below, the information called for by this Item 10 is incorporated by reference from the Company's Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Shareholders to be held on January 26, 1996.

     Executive Officers of the Registrant. As of October 31, 1995, the executive officers of the registrant were:

     Name            Position                           Age  Term of Office

John V. Flynn, Jr.   President, Chief Operating Officer   53   7/95 to date
                     Executive Vice President                  1/95 to 7/95


Michael B. Kinnard   Vice President-General Counsel       38   10/95 to date
                     and Secretary
                     General Counsel and Secretary             10/94 to 10/95

Frank H. Minner, Jr. Group Vice President-Finance and     63   2/95 to date
                     Treasurer, Chief Financial Officer
                     and Chief Accounting Officer

Nicholas Pappas      Vice Chairman of the Board           65   7/95 to date
                     President, Chief Operating                7/91 to 7/95
                     Officer and Director

John W. Rollins      Chairman of the Board,               79   7/88 to date
                     Chief Executive Officer and               10/88 to date
                     Chairman of the Executive Committee       4/82 to 10/88

John W. Rollins, Jr. Senior Vice Chairman of the Board    53   1/88 to date
                     Vice Chairman of the Board                5/83 to 1/88

Henry B. Tippie      Chairman of the Executive Committee, 68   10/88 to date
                     Chairman of the Finance and
                     Audit Committees and Director             4/82 to 10/88

ITEM 11. EXECUTIVE COMPENSATION.

     The information called for by this Item 11 is incorporated by reference from the Company's Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Shareholders to be held on January 26, 1996.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information called for by this Item 12 is incorporated by reference from the Company's Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Shareholders to be held January 26, 1996.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     During the fiscal year ended September 30, 1995, the following officers and/or directors of the Company were also officers and/or directors of Rollins Truck Leasing Corp.; Patrick J. Bagley; Michael B. Kinnard, William
B. Philipbar, Jr., John W. Rollins, John W. Rollins, Jr., and Henry B. Tippie. The following officers and/or directors of the Company were also officers and/or directors of Matlack Systems, Inc.; Patrick J. Bagley, Michael B. Kinnard, William B. Philipbar, Jr., John W. Rollins, John W. Rollins, Jr. and Henry B. Tippie. John W. Rollins owns directly and of record 10.9% and 11.4% of the Common Stock of Rollins Truck Leasing Corp. and Matlack Systems, Inc., respectively at October 31, 1995. The description of transactions between the Company and Rollins Truck Leasing Corp. and between the Company and Matlack Systems, Inc. appearing under the caption "Transactions with Related Parties" is on page 22 of this 1995 Annual Report on Form 10-K.


                                  PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
(a) Financial Statements, Financial Statement Schedules and Exhibits.

   (1) Financial Statements - See accompanying Index to Consolidated Financial Statements and Schedules on page 13.

   (2)  Financial Statement Schedules - See accompanying Index to
        Consolidated Financial Statements and Schedules on page 13.

   (3)  Exhibits:

     (2) Stock Purchase Agreement between Westinghouse Electric Corporation (Seller) and Rollins Environmental Services, Inc., (Buyer) for National Electric, Inc., a Minnesota corporation, dated as of March 7, 1995 as filed as an Exhibit to Form 8-K filed by the Registrant on June 13, 1995 is incorporated herein by reference.

     (3)  (a)  Restated Certificate of Incorporation of Rollins
               Environmental Services, Inc. as last amended on January 29, 1988 as filed with the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1992 is incorporated herein by reference.

     (3) (b) By-Laws of Rollins Environmental Services, Inc. as amended and in effect on December 3, 1993 as filed with the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993 is incorporated herein by reference.

     (4) (a) Indenture dated as of March 31, 1995 between Rollins Environmental Services, Inc. and First Fidelity Bank, National Association, as Trustee covering the issue of $13,839,000 of 7.75% Senior Unsecured Debentures Due March 31, 2005 as filed as an Exhibit to Form 8-K filed by the Registrant on June 13, 1995 is incorporated herein by reference.

          (b) Indenture dated as of March 31, 1995 between Rollins Environmental Services, Inc. and Texas Commerce Bank National Association, as Trustee covering the issue of $66,000,000 of 7.25% Convertible Subordinated Debentures Due March 31, 2005 as filed as an Exhibit to Form 8-K filed by the Registrant on June 13, 1995 is incorporated herein by reference.


          (c) Debenture Purchase Agreement dated as of March 31, 1995 between Rollins Environmental Services, Inc. and Westinghouse Electric Corporation as filed as an Exhibit to Form 8-K filed by the Registrant on June 13, 1995 is incorporated herein by reference.

          (d) Assignment and Assumption Agreement dated March 31, 1995 between Rollins Environmental Services, Inc. and Westinghouse Electric Corporation assigning to Rollins all of the obligations of Westinghouse under the Loan Agreement dated as of June 1, 1990 between Tooele County, Utah and Westinghouse Electric Corporation relating to Variable Rate Hazardous Waste Treatment Revenue Bonds, Series A (as attached to the Assignment and Assumption Agreement) as filed as an Exhibit to Form 8-K filed by the Registrant on June 13, 1995 is incorporated herein by reference.

          (e) Rights Agreement dated as of June 14, 1989 between Rollins Environmental Services, Inc. and Registrar and Transfer Company, as Rights Agent, as filed as an Exhibit to Form 8-K filed by the Registrant on June 13, 1995 is incorporated herein by reference.

          (f) Amendment No. 1 dated as of March 31, 1995 to Rights Agreement between Rollins Environmental Services, Inc. and Registrar and Transfer Company, as Rights Agent as filed as an Exhibit to Form 8-K filed by the Registrant on June 13, 1995 is incorporated herein by reference.

    (10)  (a)  Rollins Environmental Services, Inc. 1982 Incentive Stock
               Option Plan, as filed with Amendment No. 1 to the Company's Registration Statement No. 2-84139 on Form S-1 dated June 24, 1983, is incorporated herein by reference.

    (10)  (b)  Rollins Environmental Services, Inc. 1993 Stock Option Plan,
               as filed with the Company's Proxy Statement for the Annual Meeting of Shareholders held January 28, 1994, is incorporated herein by reference.

    (21)       Rollins Environmental Services, Inc. Subsidiaries at
               September 30, 1995.

    (27) Rollins Environmental Services, Inc. Financial Data Schedule at September 30, 1995.

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


DATED: December 5, 1995             ROLLINS ENVIRONMENTAL SERVICES, INC.
                                                    (Registrant)


                                    BY:  /s/ John W. Rollins
                                        John W. Rollins
                                        Chairman of the Board,
                                        Chief Executive Officer and Director

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


/s/ John V. Flynn, Jr.   President and                   December 5, 1995
John V. Flynn, Jr.       Chief Operating Officer


/s/ Michael B. Kinnard   Vice President-General Counsel  December 5, 1995
Michael B. Kinnard       and Secretary


/s/ Frank H. Minner, Jr. Group Vice President-Finance    December 5, 1995
Frank H. Minner, Jr.     and Treasurer,
                         Chief Financial Officer
                         and Chief Accounting Officer

/s/ Nicholas Pappas      Vice Chairman of the Board      December 5, 1995
Nicholas Pappas          and Director


/s/ John W. Rollins, Jr. Senior Vice Chairman of the     December 5, 1995
John W. Rollins, Jr.     Board and Director


/s/ Henry B. Tippie      Chairman of the Executive       December 5, 1995
Henry B. Tippie          Committee and Director

         INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

   (1)    Consolidated

                                                                 Page Nos.

        Independent Auditors' Report on Financial Statements
          and Financial Statement Schedule                            14

        Consolidated Statement of Operations for the years
           ended September 30, 1995, 1994 and 1993                    15

        Consolidated Balance Sheet at September 30, 1995
          and 1994                                                    16

        Consolidated Statement of Cash Flows for the years
          ended September 30, 1995, 1994 and 1993                     17

        Notes to the Consolidated Financial Statements           18 to 25

    (2) Financial Statement Schedule:

        Schedule II  -   Valuation and Qualifying Accounts
                    for the years ended September 30,
                    1995, 1994 and 1993                               26

        Any financial statement schedules otherwise required have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Independent Auditors' Report

The Shareholders and Board of Directors
Rollins Environmental Services, Inc.

   We have audited the consolidated financial statements of Rollins Environmental Services, Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rollins Environmental Services, Inc. and subsidiaries as of September 30, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

   As discussed in the Notes to the Consolidated Financial Statements, in fiscal year 1994, the Company changed its method of accounting for income taxes.



                                                     KPMG Peat Marwick LLP

Wilmington, Delaware
October 26, 1995

CONSOLIDATED STATEMENT OF OPERATIONS



Year Ended September 30,         1995          1994          1993

Revenues                         $217,367,000  $181,468,000  $214,843,000
Expenses:
  Operating                       181,766,000   134,053,000   146,828,000
  Special charge                       -         14,500,000        -
  Depreciation                     26,710,000    22,760,000    20,395,000
  Selling and administrative       32,563,000    26,649,000    28,038,000
  Interest                          4,983,000       382,000       427,000
                                  246,022,000   198,344,000   195,688,000

Earnings (Loss) Before Income
  Tax (Benefits) and Cumulative
  Effect of Change in Accounting
  Principle                       (28,655,000)  (16,876,000)   19,155,000
Income tax (benefits)             (10,363,000)   (6,399,000)    7,231,000

Earnings (Loss) Before Cumulative
  Effect of Change in Accounting
  Principle                       (18,292,000)  (10,477,000)   11,924,000

Cumulative effect
  (to September 30, 1993) of
  adoption of SFAS No. 109             -            543,000        -

Net Earnings (Loss)              $(18,292,000) $ (9,934,000) $ 11,924,000

Earnings (Loss) per Share:
  Earnings (loss) before
     cumulative effect of
     change in accounting
     principle                   $       (.30) $       (.17) $        .20
  Cumulative effect of adoption
     of SFAS No. 109                   -                .01        -
Earnings (Loss) Per Share        $       (.30) $       (.16) $        .20

Average common shares and
  equivalents outstanding          60,400,000    60,377,000    60,364,000








The Notes to the Consolidated Financial Statements are an integral part of these statements.
CONSOLIDATED BALANCE SHEET

                                                   September 30,
                                               1995          1994
         ASSETS

Current Assets
  Cash and cash equivalents (includes
     short-term investments of:
     1995-$32,108,000; 1994-$45,437,000)       $ 38,691,000  $ 54,772,000
  Accounts receivable, net of allowance
     for doubtful accounts: 1995-$681,000;
     1994-$724,000                               42,774,000    28,727,000
  Income taxes recoverable                       10,637,000     3,827,000
  Deferred income taxes                           4,948,000     6,170,000
  Other current assets                           12,122,000     6,538,000
     Total Current Assets                       109,172,000   100,034,000
Property and Equipment, at cost, net of
  accumulated depreciation                      298,673,000   166,383,000
Excess of Cost Over Net Assets of
  Businesses Acquired                            10,054,000        -
Other Assets                                     11,585,000     6,969,000
     Total Assets                              $429,484,000  $273,386,000

         LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Accounts payable                             $ 23,705,000  $  9,591,000
  Accrued liabilities                            29,283,000    17,556,000
  Accrued remediation and other costs             3,723,000     5,895,000
  Current maturities of long-term debt            1,689,000       623,000
     Total Current Liabilities                   58,400,000    33,665,000

Long-term Debt                                  134,181,000     3,970,000
Accrued Remediation and Other Costs              11,959,000    13,516,000
Other Liabilities                                10,456,000     5,331,000
Deferred Income Taxes                            29,819,000    13,943,000

Commitments and Contingent Liabilities
  (see Notes to the Consolidated
  Financial Statements)

Shareholders' Equity
  Preferred stock, $1 par value -
  Outstanding - None
  Common stock, $1 par value
     Shares Outstanding:
     1995 and 1994-60,375,811                    60,376,000    60,376,000
  Capital in excess of par value                  4,650,000     4,650,000
  Retained earnings                             119,643,000   137,935,000
   Total Shareholders' Equity                   184,669,000   202,961,000
   Total Liabilities and Shareholders' Equity $429,484,000 $273,386,000 The Notes to the Consolidated Financial Statements are an integral part of these statements.
CONSOLIDATED STATEMENT OF CASH FLOWS

Year Ended September 30,          1995          1994          1993
Cash Flows From Operating Activities:
Net earnings (loss)               $(18,292,000) $ (9,934,000) $ 11,924,000
Reconciliation of net earnings
    (loss) to net cash flows from
    operating activities, net of
    acquisitions:
  Special charge                        -         14,500,000         -
  Expenditures charged to accrued
    remediation and other costs     (3,937,000)   (2,874,000)   (3,902,000)
  Depreciation and amortization     26,839,000    22,760,000    20,395,000
  Current and deferred income taxes (6,828,000)   (6,468,000)     (407,000)
  (Increase) decrease in accounts
    receivable                        (774,000)    2,636,000     9,134,000
  Increase (decrease) in accounts
    payable and accrued liabilities 15,668,000     5,643,000    (5,370,000)
  Other, net                         1,116,000      (477,000)      721,000
    Net cash provided by operating
    activities                      13,792,000    25,786,000    32,495,000
Cash Flows From Investing Activities:
  Acquisition of businesses, net
     of cash acquired               (9,588,000)       -             -
  Purchase of property and
    equipment                      (20,051,000)  (18,002,000)  (32,993,000)
  Proceeds from sales of equipment     428,000        75,000       119,000
    Net cash used in investing
    activities                     (29,211,000)  (17,927,000)  (32,874,000)
Cash Flows From Financing Activities:
  Repayment of long-term debt         (662,000)     (662,000)   (1,565,000)
  Dividend payments                      -             -        (6,033,000)
  Exercise of stock options              -            88,000       344,000
    Net cash used in financing
    activities                        (662,000)     (574,000)   (7,254,000)
Cash And Cash Equivalents:
Net (decrease) increase in cash
   and cash equivalents            (16,081,000)    7,285,000    (7,633,000)
  Beginning of period               54,772,000    47,487,000    55,120,000
  End of period                   $ 38,691,000  $ 54,772,000  $ 47,487,000

Supplemental Information:
  Interest paid                   $  4,219,000  $    549,000  $    624,000
  Income taxes (recovered) paid   $ (3,640,000) $   (472,000) $  8,902,000

Noncash Investing and Financing Activities:
  Acquisition of businesses:
    Fair value of assets acquired $169,572,000  $      -      $      -
    Cash paid                        9,599,000         -             -
      Liabilities assumed and
     incurred                     $159,973,000  $      -      $      -


The Notes to the Consolidated Financial Statements are an integral part of these statements.
              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


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

    The Company provides for depreciation on a straight-line, specific item basis net of salvage or residual values over the assets' estimated useful lives, which range from three to forty years. Major additions and improvements are capitalized and depreciated over the remaining lives of the assets. Repairs and maintenance are charged to expense as incurred. Where landfill disposal operations have been conducted on the same parcels of land where the Company conducts its incineration and other treatment operations, land is carried at cost and expenditures in connection with the preparation and operation of landfills are charged to expense as incurred. Where landfill operations are conducted on subsequently acquired parcels of land, the cost of the land and landfill preparation costs are deferred and charged to expense as the airspace in the landfill is filled.

    The excess of cost over net assets of businesses acquired is amortized on a straight-line basis over twenty years.

    The Company records accruals for environmental remediation at hazardous waste sites not owned by the Company when it is both probable a liability has been incurred and a reasonable estimate of the costs can be determined. The Company recognizes recoveries from third parties when it is probable that such amounts will be realized and such amounts are not offset against the related environmental remediation liability. The receivable amounts from third parties at Septmber 30, 1995 is not material.

    The Company records accruals for certain environmental remediation activities at its facilities where commitments have been made and reasonable cost estimates are possible. The cost of operating and maintaining systems and equipment constructed for environmental remediation, as well as the cost of treating recovered groundwater, are charged to operating expense as incurred.

    In March 1995, the Financial Accounting Standards Board issued SFAS NO. 121-Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of - which requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This standard must be adopted no later than fiscal year ending September 30, 1997. The Company has not determined the impact, if any, of adopting this standard.


Special Charge

    A special charge of $14,500,000 ($9,031,000 after tax benefit or $.15 per share) was recorded in the second quarter of fiscal year 1994. The charge included: (1) various engineering and other expenditures ($8,200,000) on projects no longer considered viable in the current business climate; (2) estimated expenditures ($5,000,000) for capping of a closed landfill and related activities; and (3) miscellaneous items ($1,300,000).

Acquisitions

    On March 31, 1995, the Company acquired from Westinghouse Electric Corporation all of the capital stock of National Electric, Inc. ("NEI"), a wholly owned subsidiary of Westinghouse Electric Corporation. NEI owns all of the capital stock of Aptus, Inc. NEI is not conducting any business operations. Aptus is engaged in the sale of services related to the transportation, storage, laboratory analysis and incineration of certain types of hazardous waste.

    The purchase price of $132,039,000 consisted of a cash payment of $6,500,000, the assumption of Westinghouse Electric Corporation's obligations and duties in connection with the $45,700,000 Variable Rate Hazardous Waste Treatment Revenue Bonds, and the issuance of $13,839,000 of 7.75% Senior Unsecured Debentures and $66,000,000 of 7.25% Convertible Subordinated Debentures.

    On April 28, 1995, the Company acquired all of the common stock of Allworth of Tennessee, Inc., a waste processing facility for a cash payment of $3,099,000.

    These acquisitions were accounted for using the purchase method and, accordingly, the assets acquired and the liabilities assumed have been recorded at their fair values on their acquisition dates. This treatment resulted in an excess of cost over net assets of businesses acquired of approximately $10,000,000.

    The results of operations of these companies are included in the Consolidated Statement of Operations from the acquisition dates forward.

    The following unaudited pro forma summary presents the consolidated results of operations as if the acquisitions had occurred at the beginning of the periods presented and do not purport to be indicative of what would have occurred had the acquisitions been made as of those dates or of future operating results.



Year Ended September 30,                    1995            1994
Revenues                                    $261,779,000    $282,058,000
Net loss                                    $(24,653,000)   $(12,742,000)
Loss per share                              $       (.41)   $       (.21)

Property and Equipment

  The property and equipment accounts are as follows:

September 30,                               1995            1994
Land                                        $ 31,324,000    $ 28,790,000
Buildings                                     72,169,000      32,360,000
Equipment and vehicles                       299,035,000     190,785,000
Site improvements                             30,250,000      29,072,000
Construction in progress                      17,277,000      13,063,000
Accumulated depreciation                    (151,382,000)   (127,687,000)
                                            $298,673,000    $166,383,000

Commitments for the purchase of property and equipment amounted to $3,043,000 at September 30, 1995.

Income Taxes

    The income tax provision (benefits) for the three years ended September 30, 1995 are comprised as follows:

Year Ended September 30,         1995           1994          1993
Current:
  Federal                        $(10,446,000)  $(3,242,000)  $4,578,000
  State                               144,000       639,000      870,000
Deferred:
  Federal                           1,277,000    (2,228,000)   1,783,000
  State                            (1,338,000)   (1,568,000)      -
Income tax (benefits)            $(10,363,000)  $(6,399,000)  $7,231,000

    A reconciliation of the income tax provision (benefits) for the three years ended September 30, 1995 with amounts calculated by applying the statutory federal income tax rate (35% for 1995 and 1994 and 34 3/4% for 1993) for those years to earnings (loss) before income tax is as follows:

Year Ended September 30,         1995           1994          1993
Federal tax (benefits) at
  statutory rate                 $(10,029,000)  $(5,907,000)  $6,657,000
State income tax (benefits)          (776,000)     (604,000)     568,000
Other                                 442,000       112,000        6,000
Income tax (benefits)            $(10,363,000)  $(6,399,000)  $7,231,000

    The tax effect of temporary differences which comprise the current and non-current deferred income tax amounts shown on the balance sheet are as follows:

September 30,                                   1995          1994
Deferred tax assets:
  Accrued remediation and closure costs         $ 6,007,000   $ 7,455,000
  Expenses deductible when paid                   5,907,000     5,977,000
  State net operating loss benefits,
    expiring 2000-2010                            2,678,000     1,176,000
  Federal net operating loss benefits,
    expiring 2010                                 7,000,000         -
  Other                                             497,000         -
    Total gross deferred tax assets              22,089,000    14,608,000
       Less valuation allowance                  (2,138,000)        -
       Net deferred tax assets                   19,951,000    14,608,000
Deferred tax liabilities:
  Excess of tax over book depreciation           44,032,000    22,086,000
  Other                                             790,000       295,000
    Total gross deferred tax liabilities         44,822,000    22,381,000
    Net deferred tax liability                  $24,871,000   $ 7,773,000

    As of October 1, 1993, the Company adopted SFAS No. 109 - Accounting for Income Taxes which requires the use of the liability method of accounting for deferred income taxes. The cumulative effect on prior years of this adoption was a reduction of the 1994 net loss by $543,000 ($.01 per share).

    At September 30, 1995, the Company has net operating loss carryforwards for federal income tax purposes of $20,000,000 which will expire on various dates through 2010. The operating loss carryforwards were generated by Aptus, Inc. prior and subsequent to its acquisition on March 31, 1995. The use of Aptus, Inc.'s operating losses is subject to limitations imposed by the Internal Revenue Code. The Company has recorded a valuation allowance of $2,138,000 to reflect the estimated amount of deferred tax assets which may not be realized principally due to expiration of operating loss carryforwards.

    In assessing the realizability of deferred tax assets, management considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considered the scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

Accrued Liabilities

  Accrued liabilities are as follows:

September 30,                                   1995          1994
Environmental remediation (non-owned sites)     $ 8,873,000   $ 2,595,000
Employee compensation                             5,543,000     2,942,000
Taxes other than income                           4,995,000     4,410,000
Insurance and legal                               2,339,000     1,761,000
Landfill capping costs                            2,208,000     4,037,000
Other                                             5,325,000     1,811,000
                                                $29,283,000   $17,556,000









Shareholders' Equity

    Changes in the components of shareholders' equity are as follows:

                                 $1 Par Value   Capital in                       Total
                                   Common       Excess of       Retained      Shareholders'
                                   Stock        Par Value       Earnings          Equity
Balance at September 30, 1992    $60,287,000    $4,307,000    $141,978,000     $206,572,000
Net earnings                                                    11,924,000       11,924,000
Dividends of $.10 per share                                     (6,033,000)      (6,033,000)
Exercise of stock options             63,000       281,000                          344,000
Balance at September 30, 1993     60,350,000     4,588,000     147,869,000      212,807,000
Net loss                                                        (9,934,000)      (9,934,000)
Exercise of stock options             26,000        62,000                           88,000
Balance at September 30, 1994     60,376,000     4,650,000     137,935,000      202,961,000
Net loss                                                       (18,292,000)     (18,292,000)
Balance at September 30, 1995    $60,376,000    $4,650,000    $119,643,000     $184,669,000

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

Stock Option Plan

    Under the Company's stock option plan, options to purchase common stock of the Company have been granted to officers and key employees at not less than 100% of the fair market value at the date of grant.

    The number of shares and related prices per share covering all activity with respect to stock options for each of the years in the three-year period ended September 30, 1995 are as follows:


Year Ended September 30,                    1995              1994              1993
Number of options
  Outstanding at beginning of year          658,868            674,660          757,917
  Granted                                   394,200            200,610             -
  Exercised                                    -               (25,557)         (62,882)
  Expired or canceled                       (70,266)          (190,845)         (20,375)
Outstanding at September 30                 982,802            658,868          674,660
At September 30
  Options available for grant               339,390            717,390             -
  Options exercisable                       384,375            317,900          333,609
Per share prices
  Options granted                      $4.13 to $ 5.00     $4.63 to $ 5.75         -
  Options exercised                            -           $3.47                $3.38 to $ 8.88
  Options outstanding                  $4.13 to $12.25     $4.63 to $12.80      $3.47 to  $12.80

Transactions with Related Parties

    Certain directors and officers of the Company are also directors and officers of Rollins Truck Leasing Corp. and Matlack Systems, Inc.

    The Company purchased transportation services from subsidiaries of Matlack Systems, Inc. in the amount of $13,265,000 in 1995, $3,175,000 in 1994 and $1,714,000 in 1993. The cost of these services has been included in operating expenses in the Consolidated Statement of Operations.

    The Company also purchased fuel for its vehicles, information systems services, and rented transportation equipment and office space from Rollins Truck Leasing Corp., its subsidiaries and affiliates. The aggregate cost of these materials, services and rents, which have been included in operating expense or selling and administrative expense, as appropriate, in the Consolidated Statement of Operations, was $6,617,000 in 1995, $6,551,000 in 1994 and $7,359,000 in 1993.

    An officer of the Company is the trustee of an employee benefits trust which provides certain insurance and health care benefits to employees of the Company. Contributions to the trust, which were charged to operating or selling and administrative expense, as appropriate, were $6,792,000 in 1995, $5,156,000 in 1994 and $5,635,000 in 1993.

    In the opinion of management of the Company, the foregoing transactions were effected at rates which approximate those which the Company would have realized or incurred had such transactions been effected with independent third parties.


Indebtedness

September 30,                                1995             1994
7.25% Convertible Subordinated Debentures,
  due 2005                                   $ 66,000,000     $     -
Variable Rate Hazardous Waste Treatment
  Revenue Bonds, due 2020 (Interest rates
  range from 3.5% to 6.0%)                     45,700,000           -
7.75% Senior Unsecured Debentures, due 2005    13,839,000           -
Promissory Note, interest at prime (8.75%),
  due 1995-2001                                 6,400,000           -
Other Long-term Debt                            3,931,000      4,593,000
Less Current Maturities                        (1,689,000)      (623,000)
                                             $134,181,000     $3,970,000

    On March 31, 1995, the Company issued $66,000,000 of 7.25% Convertible Subordinated Debentures due on March 31, 2005. The bonds are convertible into shares of the Company's common stock at a conversion price equal to $6.15 at any time prior to maturity. The debentures are redeemable at the option of the Company under certain circumstances on or after March 31, 1998 should the price per share of the Company's common stock exceed $6.97.

    Other long-term debt consists of real estate purchase money mortgage obligations payable in installments to 2001, at interest rates of 9% and 10%. Land with a carrying value of $5,504,000 is pledged as collateral.

    The aggregate amounts of maturities for all indebtedness over the next five years are as follows: 1996-$1,689,000; 1997-$1,728,000; 1998-$1,728,000;
1999-$1,728,000 and 2000-$1,728,000.

    The Company has a loan agreement containing covenants which restrict or limit the ability of the Company to pay dividends, incur indebtedness, repurchase common stock and the sale of assets. The Company must also maintain a fixed charge coverage ratio and maintain a minimum tangible net worth of $160,000,000. At September 30, 1995, the Company was in compliance with such covenants.

    Due to the variable rate provisions of the Hazardous Waste Treatment Revenue Bonds and the Promissory Note, the carrying value approximates fair value. It is not practical to estimate the fair value of the Convertible Subordinated and Senior Unsecured Debentures due to an industry decline which adversely impacted the Company's operations. The fair value of the remaining long-term debt approximates its carrying value.

Pension Plans

    The Company maintains a noncontributory pension plan for eligible employees. Pension costs are funded in accordance with the provisions of the Internal Revenue Code. The Company also maintains a nonqualified, noncontributory defined benefit pension plan for certain employees to restore pension benefits reduced by federal income tax regulations. The cost associated with the plan is determined using the same actuarial methods and assumptions as those used for the Company's qualified pension plan.

    The components of net periodic pension cost are as follows:

September 30,                     1995         1994         1993
Service cost                      $1,398,000   $1,777,000   $1,295,000
Interest cost                      1,102,000    1,032,000      801,000
Return on plan assets             (3,579,000)    (420,000)  (1,494,000)
Net amortization and deferral      2,455,000     (492,000)     673,000
Net periodic pension cost         $1,376,000   $1,897,000   $1,275,000

    The following table sets forth the funded status and the amount recognized in the Company's balance sheet for the plans:

September 30,                                  1995         1994
Actuarial present value of accumulated benefit obligation:
    Vested                                     $11,928,000  $10,250,000
    Non-vested                                   1,107,000    1,154,000
                                               $13,035,000  $11,404,000
Projected benefit obligation                   $16,203,000  $15,162,000
Plan assets at market value                     16,395,000   11,967,000
Projected benefit obligation (under)
  in excess of plan assets                        (192,000)   3,195,000
Unrecognized gain                                4,751,000    1,026,000
Unrecognized prior service                        (139,000)     (89,000)
Unamortized unfunded projected benefit
  obligation at adoption                          (768,000)    (844,000)
Accrued pension liability                      $ 3,652,000  $ 3,288,000

    The discount rate and the rate of assumed compensation increase for all three years were 8.0% and 5.0%, respectively. The expected long-term rate of return on assets was 9.0% for 1995 and 9.5% for 1994 and 1993.

    The assets of the plans at September 30, 1995 were invested 70% in equity securities, 19% in fixed income securities and the balance in other interest bearing accounts.

    Effective October 1, 1994, the Company established a defined contribution 401(k) plan which permits participation by substantially all employees not represented under a collective bargaining agreement.

Commitments and Contingent Liabilities

    Environmental laws and regulations require hazardous waste disposal facilities to obtain operating permits which generally outline the procedures under which the facility must be operated. Violations of permit conditions, or of the regulations, even if immaterial or unintentional, may result in fines, shutdowns, remedial work or revocation of the permit. The Company believes it is in compliance with the requirements of all of its operating permits and related federal and state regulations.

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

    Accrued remediation and other costs were $15,682,000 and $19,411,000 at September 30, 1995 and 1994, respectively. Major elements of cost in these reserves include groundwater recovery systems, slurry wall or alternative containment systems, excavation and disposal of soil and waste material, and engineering study and report costs associated with the remedial activities. These major cost elements are segregated according to facility location and are based on studies performed for the Environmental Protection Agency and the states where the facilities operate. Changing federal or state standards as well as technological developments and alternative engineering solutions may affect the cost estimates in the future. Based on the status of the various remedial programs at the facilities, it is expected that most, if not all, of the remedial work will occur within the next five years. The Company believes that the ultimate costs associated with these remediation activities will not be material.

    Regulatory agencies normally require operators with temporary or long-term permits to provide insurance protection for other parties in the event of environmental damage and to provide for continued maintenance after operations are terminated. The Company has supplied financial assurance to regulatory agencies and others in the aggregate amount of $58,363,000 at September 30, 1995, which included letters of credit of $8,260,000. The balance is satisfied principally by a combination of insurance and trust funds.

Lease Commitments

    The Company leases some of the premises and equipment used in its operations. Leases classified as operating leases expire on various dates during the next seven years. Total rental expense for all operating leases except those with terms of a month or less was $4,901,000 in 1995, $4,392,000 in 1994 and $5,783,000 in 1993.

    Minimum future rental payments required under operating leases having non-cancelable terms in excess of one year as of September 30, 1995 are as follows:

Year Ending September 30,

1996                                           $ 5,201,000
1997                                             3,869,000
1998                                             2,992,000
1999                                             2,284,000
2000                                             1,795,000
Later years                                      1,433,000
Total minimum payments required                $17,574,000

Quarterly Results (Unaudited)

                            December      March            June           September
1995                        31            31               30 (1)         30 (1)
Revenues                    $49,907,000   $ 43,354,000     $ 63,287,000   $ 60,819,000
Gross profit (loss)         $ 7,977,000   $   (742,000)    $    556,000   $ (1,622,000)
Earnings (loss) before
  income tax (benefits)     $ 1,876,000   $ (7,508,000)    $(10,094,000)  $(12,929,000)
Net earnings (loss)         $ 1,220,000   $ (4,577,000)    $ (6,606,000)  $ (8,329,000)
Earnings (loss) per share   $       .02   $       (.08)    $       (.11)  $       (.13)

1994
Revenues                    $47,515,000   $ 41,363,000     $ 46,650,000   $ 45,940,000
Gross profit                $ 6,983,000   $  1,408,000     $  8,220,000   $  6,166,000
Earnings (loss) before income
  taxes (benefit)           $   227,000   $(19,690,000)(2) $  2,479,000   $    108,000
Earnings (loss) from
  operations                $   106,000   $(12,373,000)(2) $  1,568,000   $    222,000
Cumulative effect (to September
  30, 1993) of adoption of
  SFAS No. 109              $   543,000   $     -          $      -       $      -
Net earnings (loss)         $   649,000   $(12,373,000)(2) $  1,568,000   $    222,000

Earnings (loss) per share:
  From operations           $     -       $       (.20)(2) $        .02   $        .01
  Adoption of SFAS No. 109  $       .01   $     -          $      -       $      -
Earnings (loss) per share   $       .01   $       (.20)(2) $        .02   $        .01

(1) Results for the quarters ended June 30 and September 30, 1995 include the results of operations of acquired companies for the periods in which they were owned by the Company.
(2) Includes special charge of $14,500,000 ($9,031,000 after tax benefit or $.15 per share) relating primarily to various engineering and other expenditures on projects no longer considered viable in the current business climate and estimated expenditures for capping of a closed landfill.
/TABLE

                        ROLLINS ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES
                           SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                           ($000 OMITTED)



           COLUMN A                     COLUMN B          COLUMN C          COLUMN D      COLUMN E
                                                           Additions        Deductions
                                        Balance at  Charged to  Charged     Write-offs    Balance at
                                        Beginning   Costs and   to Other    Net of        End of
    Description                         of Period   Expenses    Accounts    Recoveries    Period

 Year Ended
September 30,
1995: Allowance for doubtful accounts    $724        $325                     $368         $  681
      Deferred tax valuation allowance     -           -       $2,138 (2)                  $2,138


 1994: Allowance for doubtful accounts    $422        $128      $  367 (1)     $193         $  724




 1993: Allowance for doubtful accounts    $453        $100                     $131         $  422








 (1)  Subsidiary balance at date of acquisition.
 (2)  The Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets which may not be realized principally due to expiration of operating loss carryforwards.



















                   ROLLINS ENVIRONMENTAL SERVICES, INC.


                           Exhibits to Form 10-K


                 For Fiscal Year Ended September 30, 1995



               Index to Exhibits                                Page Nos.


           Exhibit 21   Rollins Environmental Services, Inc.        27
                           Subsidiaries at September 30, 1995

           Exhibit 27   Rollins Environmental Services, Inc.        28
                           Financial Data Schedule at
                           September 30, 1995















                                                                 Exhibit 21



                   ROLLINS ENVIRONMENTAL SERVICES, INC.
                      Subsidiaries of the Registrant
                            September 30, 1995

                                                      JURISDICTION OF
  NAME                                                INCORPORATION

  Allworth of Tennessee, Inc.                         Tennessee

  Custom Environmental Transport, Inc.                Delaware

  ENCOTEC, INC.                                       Delaware

  Highway 36 Land Development Company                 Colorado

  National Electric, Inc. (Parent of Aptus, Inc.)     Minnesota

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


