Form 10-Q/A
period 1995-12-31
ROLLINS ENVIRONMENTAL SERVICES INC
filed 1996-02-16
CIK 701856

Page 1 of 7

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549



                                FORM 10-Q


(Mark One)

/ X /     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          December 31, 1995

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

                              (302) 426-2784
          (Registrant's telephone number, including area code)


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

                                                    Yes   X     No _____

     The number of shares of the registrant's common stock outstanding as of December 31, 1995 was 60,375,811.

FORM 10-Q                                                     Page 2 of 7

                     PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended December 31, 1995 are not necessarily indicative of the results that may be expected for the year ending September 30, 1996. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1995.


                  ROLLINS ENVIRONMENTAL SERVICES, INC.
                  CONSOLIDATED STATEMENT OF OPERATIONS
               ($000 Omitted Except for Per Share Amounts)


                                                     Quarter Ended
                                                      December 31,
                                                  1995         1994

Revenues                                         $61,436      $49,907

Operating expenses                                52,738       35,603
Depreciation                                       7,530        5,621
Selling and administrative expenses                9,214        6,729
Interest expense                                   2,363           78

                                                  71,845       48,031

Earnings (loss) before income tax (benefit)      (10,409)       1,876

Income tax (benefit)                              (3,736)         656

Net earnings (loss)                              $(6,673)     $ 1,220

Earnings (loss) per share                        $  (.11)     $   .02

Average common shares and equivalents
  outstanding (000)                               60,421       60,381

Dividends paid per common share                     None        None

FORM 10-Q                                                     Page 3 of 7

                  ROLLINS ENVIRONMENTAL SERVICES, INC.
                       CONSOLIDATED BALANCE SHEET
                             ($000 Omitted)

                                               December 31,   September 30,
               ASSETS                             1995          1995

Current assets
  Cash and cash equivalents (includes
    short-term investments of:
    $23,305-December; $32,108-September)        $ 29,176      $ 38,691
  Accounts receivable, net                        44,478        42,774
  Income taxes recoverable                        12,335        10,637
  Deferred income taxes                            4,215         4,948
  Other current assets                            12,605        12,122
        Total current assets                     102,809       109,172

Property and equipment, at cost
  Land                                            31,324        31,324
  Buildings                                       72,129        72,169
  Equipment and vehicles                         298,901       299,035
  Site improvements                               30,618        30,250
  Construction in progress                        19,424        17,277
  Accumulated depreciation                      (158,565)     (151,382)
                                                 293,831       298,673
Excess of cost over net assets of
    businesses acquired                            9,802        10,054
Other assets                                      11,183        11,585
                                                $417,625      $429,484
     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable                              $ 23,023      $ 23,705
  Accrued liabilities                             29,575        29,283
  Accrued remediation and other costs              3,163         3,723
  Current maturities of long-term debt             1,238         1,689
        Total current liabilities                 56,999        58,400

Long-term debt                                   133,648       134,181
Accrued remediation and other costs               11,359        11,959
Other liabilities                                 10,511        10,456
Deferred income taxes                             27,112        29,819

Commitments and contingent liabilities
  See Part II, Item 1 Legal Proceedings

Shareholders' equity
  Preferred stock, $1 par value,
     1,000,000 shares authorized; issued and
     outstanding - None
  Common stock, $1 par value, 120,000,000 shares
     authorized; issued and outstanding:
     December-60,375,811; September-60,375,811    60,376        60,376
  Capital in excess of par value                   4,650         4,650
  Retained earnings                              112,970       119,643
        Total shareholders' equity               177,996       184,669
                                                $417,625      $429,484

FORM 10-Q                                                     Page 4 of 7

                  ROLLINS ENVIRONMENTAL SERVICES, INC.
                  CONSOLIDATED STATEMENT OF CASH FLOWS
                             ($000 Omitted)



                                                         Quarter Ended
                                                          December 31,
                                                        1995       1994

Cash flows from operating activities:
  Net earnings (loss)                                 $(6,673)   $ 1,220
  Reconciliation of net earnings (loss) to net
    cash flows from operating activities:
    Expenditures charged to accrued remediation
      and other costs                                  (1,160)      (619)
    Depreciation and amortization                       7,781      5,621
    Changes in assets and liabilities:
      Current and deferred income taxes                (3,672)       898
      Accounts receivable                              (1,704)    (6,845)
      Accounts payable and accrued liabilities           (390)     2,673
    Other, net                                            (30)    (3,488)
    Net cash flows used in operating activities        (5,848)      (540)

Cash flows from investing activities:
  Purchase of property and equipment                   (2,687)    (4,744)
  Proceeds from sale of equipment                           4        127
    Net cash flows used in investing activities        (2,683)    (4,617)

Cash flows from financing activities:
  Repayment of long-term debt                            (984)      -
    Net cash flows used in financing activities          (984)      -

Net (decrease) in cash and cash equivalents            (9,515)    (5,157)

Cash and cash equivalents:
  Beginning of period                                  38,691     54,772
  End of period                                       $29,176    $49,615

Supplemental information:
  Interest paid                                       $ 1,363    $    71
  Income taxes Paid (recovered)                       $    64    $  (242)

FORM 10-Q                                                     Page 5 of 7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations: Three Months Ended December 31, 1995 vs. Three Months Ended December 31, 1994

       Revenues increased by $11,529,000 (23.1%) to $61,436,000 from the
$49,907,000 reported last year. Acquisitions made during fiscal 1995 contributed $16,699,000 to the 1996 revenue, while existing business revenues decreased by $5,170,000. The existing business revenues decreased due to lower average prices, lower incineration volumes and a change in incineration mix. The Company's incineration revenues were adversely affected by industry-wide overcapacity, intense price competition (which resulted in significantly lower selling prices) and lower volumes of available waste.

       Operating expenses increased by $17,135,000 (48.1%) to $52,738,000 from the $35,603,000 reported last year. Acquisitions in 1995 contributed approximately $17,823,000 of this expense increase, while existing business expenses decreased by $688,000. Operating costs as a percentage of revenues increased to 85.8% in 1995 from 71.3% in 1994. Since a large component of the Company's cost structure is fixed, operating expenses increased as a percentage of revenues. The Company continues to reduce expenses and streamline the organization.

       Depreciation increased by $1,909,000 (34.0%) due mainly to the impact of the 1995 acquisitions offset in part by lower capital expenditures during the past few years.

       Selling and administrative expenses increased $2,485,000 (36.9%) as a result of higher payroll, data processing and other costs incurred in connection with acquisitions in the third quarter of fiscal 1995. As a percentage of revenues, selling and administrative expenses increased to 15.0% in 1995 from 13.5% in 1994.

       Interest expense increased by $2,285,000 as a result of acquisition-related debt incurred or assumed in the third quarter of fiscal 1995.

       The effective income tax benefit for the first quarter of fiscal year 1996 was 35.6%. The effective income tax rate for the first quarter of fiscal year 1995 was 35.0%.

Liquidity and Capital Resources

       The cash used in operations during the first fiscal quarter of 1996 is not representative of the Company's expectations for future quarters due to the unfavorable working capital changes experienced. Depreciation expense represents a significant non-cash charge to operations.

       During the first fiscal quarter of 1996 and 1995, expenditures for property and equipment were $2,687,000 and $4,744,000, respectively. In addition, expenditures on remediation projects at the Company's facilities during the first fiscal quarter of 1996 and 1995 were $1,160,000 and $619,000, respectively. The Company financed its capital and remediation expenditures during the first fiscal quarter of 1996 from available cash resources.


FORM 10-Q                                                     Page 6 of 7

       The Company's projected capital and remediation expenditures for the remainder of fiscal 1996 are approximately $11,600,000. Capital and remediation expenditures are expected to be financed from available cash balances, income taxes refunded and proceeds from the sale of certain nonstrategic assets.

       The Company continues its efforts designed to reduce operating losses through cost reductions and increased operating efficiencies. In addition, the Company reorganized its sales and marketing force with emphasis on expanding its scope of customer services in order to enhance revenues and improve cash flows.

       Results of operations for the quarter ended December 31, 1994 do not include the effects of acquisitions made during the latter part of fiscal year 1995. Set forth below is a more relevant comparison between the Company's first quarter of fiscal 1996 and the fourth quarter of fiscal 1995. The comparative operating information reflecting the impact of the Company's ongoing cost containment efforts is as follows:

                         Quarter Ended              Quarter Ended
                       December 31, 1995          September 30, 1995
                        $      % of Revenue        $      % of Revenue
Revenues             $61,436       100.0        $60,819       100.0

Expenses
  Operating           52,738        85.8         54,230        89.2
  Depreciation         7,530        12.3          7,624        12.5
  Selling and
    administration     9,214        15.0          9,357        15.4
  Interest             2,363         3.8          2,537         4.2
                     $71,845       116.9        $73,748       121.3

       For the remainder of fiscal year 1996, the Company anticipates lower operating cash requirements as it realizes the benefits of cost reductions and lower capital spending. The Company believes that existing cash balances, a federal income tax refund of $9,811,767 received during the Company's second fiscal quarter and cash expected to be generated from future operations will be sufficient to meet the Company's cash requirements for the remainder of fiscal 1996. For further details, see page 8 of the Company's 1995 Annual Report on Form 10-K.

                       PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

       There have been no additional significant legal proceedings nor any material changes in the legal proceedings reported on pages 3 through 5 of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995.

Item 2.  Changes in Securities

       None.

Item 3.  Defaults Upon Senior Securities

       None.
FORM 10-Q                                                     Page 7 of 7

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



DATE:    January 24, 1995        ROLLINS ENVIRONMENTAL SERVICES, INC.
                                             (Registrant)




                              /s/ John V. Flynn, Jr.
                              John V. Flynn, Jr.
                              President and Chief Operating Officer



                              /s/ Frank H. Minner, Jr.
                              Frank H. Minner, Jr.
                              Group Vice President-Finance and Treasurer
                              Chief Financial Officer
                              Chief Accounting Officer