Form 10-Q
period 1996-03-31
ROLLINS ENVIRONMENTAL SERVICES INC
filed 1996-04-24
CIK 701856

Page 1 of 7

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549



                                  FORM 10-Q


(Mark One)

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          March 31, 1996

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

                                                 Yes   X     No _____

     The number of shares of the registrant's common stock outstanding as of March 31, 1996 was 60,375,811.




FORM 10-Q                                                         Page 2 of 7

                       PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending September 30, 1996. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1995.


                    ROLLINS ENVIRONMENTAL SERVICES, INC.
                    CONSOLIDATED STATEMENT OF OPERATIONS
                 ($000 Omitted Except for Per Share Amounts)

                                         Quarter Ended    Six Months Ended
                                           March 31,          March 31,
                                       1996      1995      1996      1995

Revenues                             $ 58,731  $ 43,354  $120,167  $ 93,261

Operating expenses                     54,259    37,662   106,997    73,265
Depreciation                            8,419     5,668    15,949    11,289
Selling and administrative expenses     8,720     7,445    17,934    14,174
Interest expense                        2,311        87     4,674       165
                                       73,709    50,862   145,554    98,893

Loss before income tax benefit        (14,978)   (7,508)  (25,387)   (5,632)

Income tax benefit                     (5,417)   (2,931)   (9,153)   (2,275)

Net loss                             $ (9,561) $ (4,577) $(16,234) $ (3,357)

Loss per share                       $   (.16) $   (.08) $   (.27) $   (.06)

Average common shares and equivalents
  outstanding (000)                                         60,378   60,406

Dividends paid per common share        None      None        None     None

FORM 10-Q                                                         Page 3 of 7
                    ROLLINS ENVIRONMENTAL SERVICES, INC.
                         CONSOLIDATED BALANCE SHEET
                               ($000 Omitted)

                                                   March 31,    September 30,
               ASSETS                                1996           1995

Current assets
  Cash and cash equivalents (includes short-term
    investments of: $20,540-March;
    $32,108-September)                             $ 26,613       $ 38,691
  Accounts receivable, net                           42,266         42,774
  Income taxes recoverable                            3,790         10,637
  Deferred income taxes                               4,846          4,948
  Other current assets                               12,538         12,122
      Total current assets                           90,053        109,172

Property and equipment, at cost
  Land                                               31,323         31,324
  Buildings                                          72,216         72,169
  Equipment and vehicles                            300,375        299,035
  Site improvements                                  31,957         30,250
  Construction in progress                           19,380         17,277
  Accumulated depreciation                         (166,763)      (151,382)
                                                    288,488        298,673
Excess of cost over net assets of
  businesses acquired                                 9,645         10,054
Other assets                                         10,655         11,585
      Total assets                                 $398,841       $429,484

     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable                                 $ 19,015       $ 23,705
  Accrued liabilities                                27,298         29,283
  Accrued remediation and other costs                 4,340          3,723
  Current maturities of long-term debt                1,728          1,689
      Total current liabilities                      52,381         58,400

Long-term debt                                      133,157        134,181
Accrued remediation and other costs                   9,805         11,959
Other liabilities                                    11,464         10,456
Deferred income taxes                                23,598         29,819

Commitments and contingent liabilities
  See Part II, Item 1 Legal Proceedings

Shareholders' equity
  Preferred stock, $1 par value,
    1,000,000 shares authorized; issued and
    outstanding - None
  Common stock, $1 par value, 120,000,000 shares
    authorized; issued and outstanding:
    March-60,375,811; September-60,375,811           60,376         60,376
  Capital in excess of par value                      4,650          4,650
  Retained earnings                                 103,410        119,643
      Total shareholders' equity                    168,436        184,669
      Total liabilities and shareholders' equity   $398,841       $429,484

FORM 10-Q                                                         Page 4 of 7


                    ROLLINS ENVIRONMENTAL SERVICES, INC.
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                               ($000 Omitted)



                                                        Six Months Ended
                                                             March 31,
                                                         1996       1995*

Cash flows from operating activities:
  Net loss                                            $ (16,234)  $ (3,357)
  Reconciliation of net loss to net cash flows
    from operating activities, net of acquisition;
    Expenditures charged to accrued remediation
      and other costs                                    (1,537)    (1,051)
    Depreciation and amortization                        16,362     11,289
    Changes in assets and liabilities:
      Current and deferred income taxes                     728      1,355
      Accounts receivable                                   508     (1,150)
      Accounts payable and accrued liabilities           (6,675)     2,156
      Other, net                                          1,423     (2,725)
    Net cash (used in) provided by
      operating activities                               (5,425)     6,517

Cash flows from investing activities:
  Acquisition of Aptus, Inc., net of cash acquired         -        (6,492)
  Purchase of property and equipment                     (5,788)    (9,255)
  Proceeds from sale of equipment                           119        135
    Net cash used in investing activities                (5,669)   (15,612)

Cash flows from financing activities:
  Repayment of long-term debt                              (984)      (452)
    Net cash used in financing activities                  (984)      (452)

Net (decrease) in cash and cash equivalents             (12,078)    (9,547)

Cash and cash equivalents:

  Beginning of period                                    38,691     54,772
  End of period                                       $  26,613   $ 45,225

Supplemental information:

  Interest paid                                       $   4,862   $    374
  Income taxes (recovered)                            $  (9,880)  $ (3,633)

Noncash investing and financing activities:
  Acquisition of business:
    Fair value of assets acquired                     $    -      $159,544
    Cash paid                                              -         6,500
      Liabilities assumed and incurred                $    -      $153,044



* Certain amounts have been restated to reflect the purchase of Aptus, Inc.

FORM 10-Q                                                      Page 5 of 7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations: Six Months Ended March 31, 1996 vs. Six Months Ended March 31, 1995
     Revenues increased by $26,906,000 (28.9%) to $120,167,000 from the
$93,261,000 reported last year. The increase in revenues was the result of acquisitions made during fiscal 1995 offset in part by lower average prices and a change in incineration mix. The Company's incineration revenues were adversely affected by industry-wide overcapacity, waste minimization and intense price competition.

     Operating expenses increased by $33,732,000 (46.0%) to $106,997,000 from the $73,265,000 reported last year. The increase reflects the increase in revenues and higher fixed operating costs as the result of acquisitions made during fiscal 1995. Operating costs as a percentage of revenues increased to 89.0% in 1996 from 78.6% in 1995 mainly due to the large component of the Company's cost structure which is fixed.

     Depreciation increased by $4,660,000 (41.3%) mainly due to the impact of the 1995 acquisitions offset in part by lower capital expenditures during the last few years.

     Selling and administrative expenses increased $3,760,000 (26.5%) as the result of higher payroll, data processing and other costs associated with acquisitions made during the third quarter of fiscal 1995. As a percentage of revenues, selling and administrative expenses decreased to 14.9% in 1996 from 15.2% in 1995.

     Interest expense increased by $4,509,000 as a result of acquisition-related debt incurred or assumed in the third quarter of fiscal 1995.

     The effective income tax benefits for the six months ended March 31, 1996 and 1995 were 36.1% and 40.4%, respectively.

Results of Operations: Quarter Ended March 31, 1996 vs. Quarter Ended March 31, 1995.
     Revenues increased by $15,377,000 (35.5%) to $58,730,000 from the
$43,354,000 reported last year. The increase in revenues was the result of acquisitions made during the third quarter of fiscal 1995 offset in part by lower average prices and a change in incineration mix. The Company's second quarter has traditionally been the slowest quarter because of decreased market demand. In addition, unusually harsh weather conditions significantly impacted revenues and earnings as companies reduced operating schedules causing a reduction in available waste volumes and a decrease in demand for related transportation services. Although overall business conditions remain very competitive, the Company experienced an upturn in business late in the second quarter that is expected to continue into the third quarter.

     Operating expenses increased by $16,597,000 (44.1%) reflecting the increase in revenues and higher fixed operating costs as the result of acquisitions made during the third quarter of fiscal 1995. Operating costs as a percentage of revenues increased to 92.4% in 1996 from 86.9% in 1995 mainly due to the large component of the Company's cost structure which is fixed.


FORM 10-Q                                                      Page 6 of 7

     Depreciation increased $2,751,000 (48.5%) mainly due to an increase in the amortization of airspace for a recently completed landfill cell and the impact of the 1995 acquisitions offset in part by lower capital expenditures during the past few years.

     Selling and administrative expenses increased $1,275,000 (17.1%) as the result of higher payroll, data processing and other costs associated with acquisitions made during the third quarter of fiscal 1995. As a percentage of revenues, selling and administrative expenses decreased to 14.8% in 1996 from 17.2% in 1995.

     Interest expense increased $2,224,000 as a result of acquisitions-related debt incurred or assumed in the third quarter of fiscal 1995.

     The effective income tax benefits for the three months ended March 31, 1996 and 1995 were 36.2% and 39.0%, respectively.

Liquidity and Capital Resources

     During the first six months of fiscal 1996 and 1995, expenditures for property and equipment were $5,788,000 and $9,255,000, respectively. In addition, expenditures on remediation projects at the Company's facilities for the first six months of fiscal 1996 and 1995 were $1,537,000 and $1,051,000, respectively. The Company financed its capital and remediation expenditures from available cash resources.

     The Company's projected capital and remediation expenditures for the remainder of fiscal 1996 are approximately $6,000,000. Capital and remediation expenditures are expected to be financed from available cash balances and proceeds from the sale of certain nonstrategic assets.

     The Company continues its efforts to reduce operating losses through cost reductions and increased operating efficiencies. In addition, the Company continues its emphasis on expanding the scope of customer services in order to enhance revenues and improve cash flows.

     For the remainder of fiscal year 1996, the Company anticipates lower operating cash requirements as it realizes the benefits of cost reductions and a lower level of planned capital spending. The Company believes that existing cash balances and cash expected to be generated from future operations will be sufficient to meet the Company's cash requirements for the remainder of fiscal 1996. For further details, see page 8 of the Company's 1995 Annual Report on Form 10-K.















FORM 10-Q                                                      Page 7 of 7

                        PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

   There have been no additional significant legal proceedings nor any material changes in the legal proceedings reported on pages 4 and 5 of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995.

Item 2.  Changes in Securities

   None.

Item 3.  Defaults Upon Senior Securities

   None.

Item 4.  Submission of Matters to a Vote of Security Holders

   The Company's Annual Meeting of Shareholders was held on January 26, 1996. With regard to Proposal No. 1 of the NOTICE OF ANNUAL MEETING OF SHAREHOLDERS TO BE HELD ON JANUARY 26, 1996 to elect three Class II Directors to the Board of Directors, Patrick J. Bagley, John W. Rollins, Jr. and Henry B. Tippie were elected. At the meeting, 46,541,979, 46,535,130 and 46,538,985 affirmative votes were cast for Patrick J. Bagley, John W. Rollins, Jr. and Henry B. Tippie, respectively. There were no votes cast against any nominee and 1,292,603, 1,299,452 and 1,295,597 votes were withheld from Patrick J. Bagley, John W. Rollins, Jr. and Henry B. Tippie, respectively.

Item 5.  Other Information

   None.

Item 6.  Exhibits and Reports on Form 8-K

   None.
                                SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

   DATE:    April 24, 1996     ROLLINS ENVIRONMENTAL SERVICES, INC.
                                             (Registrant)


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