Form 10-Q
period 1996-06-30
ROLLINS ENVIRONMENTAL SERVICES INC
filed 1996-07-24
CIK 701856

Page 1 of 7

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549



                                  FORM 10-Q


(Mark One)

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           June 30, 1996

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

                                                 Yes   X     No _____

     The number of shares of the registrant's common stock outstanding as of June 30, 1996 was 60,375,811.




FORM 10-Q                                                         Page 2 of 7

                       PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending September 30, 1996. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1995.


                    ROLLINS ENVIRONMENTAL SERVICES, INC.
                    CONSOLIDATED STATEMENT OF OPERATIONS
                 ($000 Omitted Except for Per Share Amounts)

                                         Quarter Ended   Nine Months Ended
                                           June 30,           June 30,
                                       1996      1995      1996      1995

Revenues                             $ 61,582  $ 63,287  $181,749  $156,548

Operating expenses                     52,251    54,271   159,248   127,536
Depreciation                            9,118     7,797    25,067    19,086
Selling and administrative expenses     7,585     9,032    25,519    23,206
Interest expense                        2,162     2,281     6,836     2,446
                                       71,116    73,381   216,670   172,274

Loss before income tax benefit         (9,534)  (10,094)  (34,921)  (15,726)

Income tax benefit                     (3,327)   (3,488)  (12,480)   (5,763)

Net loss                             $ (6,207) $ (6,606) $(22,441) $ (9,963)

Loss per share                       $   (.10) $   (.11) $   (.37) $   (.17)

Average common shares and equivalents
  outstanding (000)                                        60,415    60,376

Dividends paid per common share        None      None        None     None

FORM 10-Q                                                         Page 3 of 7
                    ROLLINS ENVIRONMENTAL SERVICES, INC.
                         CONSOLIDATED BALANCE SHEET
                               ($000 Omitted)

                                                    June 30,    September 30,
               ASSETS                                1996           1995

Current assets
  Cash and cash equivalents (includes short-term
    investments of: $22,370-June;
    $32,108-September)                             $ 24,580       $ 38,691
  Accounts receivable, net                           42,377         42,774
  Income taxes recoverable                            3,571         10,637
  Deferred income taxes                               4,065          4,948
  Other current assets                               14,405         12,122
      Total current assets                           89,043        109,172

Property and equipment, at cost
  Land                                               31,324         31,324
  Buildings                                          74,314         72,169
  Equipment and vehicles                            302,655        299,035
  Site improvements                                  39,692         30,250
  Construction in progress                            6,728         17,277
  Accumulated depreciation                         (174,141)      (151,382)
                                                    280,572        298,673
Excess of cost over net assets of
  businesses acquired                                 9,488         10,054
Other assets                                          9,786         11,585
      Total assets                                 $388,889       $429,484

     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable                                 $ 18,432       $ 23,705
  Accrued liabilities                                35,901         29,283
  Accrued remediation and other costs                 2,410          3,723
  Current maturities of long-term debt                1,728          1,689
      Total current liabilities                      58,471         58,400

Long-term debt                                      132,453        134,181
Accrued remediation and other costs                  10,306         11,959
Other liabilities                                     6,091         10,456
Deferred income taxes                                19,339         29,819

Commitments and contingent liabilities
  See Part II, Item 1 Legal Proceedings

Shareholders' equity
  Preferred stock, $1 par value,
    1,000,000 shares authorized; issued and
    outstanding - None
  Common stock, $1 par value, 120,000,000 shares
    authorized; issued and outstanding:
    June-60,375,811; September-60,375,811            60,376         60,376
  Capital in excess of par value                      4,650          4,650
  Retained earnings                                  97,203        119,643
      Total shareholders' equity                    162,229        184,669
      Total liabilities and shareholders' equity   $388,889       $429,484

FORM 10-Q                                                         Page 4 of 7


                    ROLLINS ENVIRONMENTAL SERVICES, INC.
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                               ($000 Omitted)



                                                        Nine Months Ended
                                                             June 30,
                                                         1996       1995*

Cash flows from operating activities:
  Net loss                                            $ (22,441)  $ (9,963)
  Reconciliation of net loss to net cash flows
    from operating activities, net of acquisition;
    Expenditures charged to accrued remediation
      and other costs                                    (2,966)    (2,676)
    Depreciation and amortization                        25,642     19,281
    Changes in assets and liabilities:
      Current and deferred income taxes                  (2,531)    (2,157)
      Accounts receivable                                   397     (3,212)
      Accounts payable and accrued liabilities            1,345      9,125
      Other, net                                         (4,702)      (594)
    Net cash (used in) provided by
      operating activities                               (5,256)     9,804

Cash flows from investing activities:
  Acquisition of businesses, net of cash acquired           -       (9,588)
  Purchase of property and equipment                     (7,578)   (15,261)
  Proceeds from sale of equipment                           411        359
    Net cash used in investing activities                (7,167)   (24,490)

Cash flows from financing activities:
  Repayment of long-term debt                            (1,688)      (662)
    Net cash used in financing activities                (1,688)      (662)

Net (decrease) in cash and cash equivalents             (14,111)   (15,348)

Cash and cash equivalents:

  Beginning of period                                    38,691     54,772
  End of period                                       $  24,580   $ 39,424

Supplemental information:

  Interest paid                                       $   5,763   $    941
  Income taxes (recovered)                            $ (10,186)  $ (3,605)

Noncash investing and financing activities:
  Acquisition of businesses:
    Fair value of assets acquired                     $    -      $169,572
    Cash paid                                              -         9,599
      Liabilities assumed and incurred                $    -      $159,973



* Certain amounts have been restated to reflect the acquisition of businesses.

FORM 10-Q                                                      Page 5 of 7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations: Nine Months Ended June 30, 1996 vs. Nine Months Ended June 30, 1995
     Revenues increased by $25,201,000 (16.1%) to $181,749,000 from the
$156,548,000 reported last year. The increase in revenues was the result of acquisitions made during fiscal 1995 offset in part by lower average prices and a change in incineration mix. The Company's incineration revenues were adversely affected by industry-wide overcapacity, waste minimization and intense price competition.

     Operating expenses increased by $31,712,000 (24.9%) to $159,248,000 from the $127,536,000 reported last year. The increase reflects the increase in revenues and higher fixed operating costs as the result of acquisitions made during fiscal 1995. Operating costs as a percentage of revenues increased to 87.6% in 1996 from 81.5% in 1995 mainly due to the large component of the Company's cost structure which is fixed.

     Depreciation increased by $5,981,000 (31.3%) mainly due to the impact of the 1995 acquisitions and the amortization of airspace for a recently completed landfill cell, offset in part by lower capital expenditures during the last few years.

     Selling and administrative expenses increased $2,313,000 (10.0%) as the result of higher payroll, data processing and other costs associated with acquisitions made during the third quarter of fiscal 1995. As a percentage of revenues, selling and administrative expenses decreased to 14.0% in 1996 from 14.8% in 1995.

     Interest expense increased by $4,390,000 as a result of acquisition-related debt incurred or assumed in the third quarter of fiscal 1995.

     The effective income tax benefits for the nine months ended June 30, 1996 and 1995 were 35.7% and 36.6%, respectively.

Results of Operations: Quarter Ended June 30, 1996 vs. Quarter Ended June 30, 1995.
     Revenues decreased by $1,705,000 (2.7%) to $61,582,000 from the $63,287,000 reported last year. The decrease in revenues was the result of higher incineration volume processed at lower average prices offset in part by an increase in transportation and other service revenues. Although overall business conditions remain very competitive, the Company's performance in the third quarter compared with the second quarter improved through increased revenue growth and decreased costs.

     Operating expenses decreased by $2,020,000 (3.7%) reflecting the increased incineration volume and related transportation costs offset in part by lower payroll, property taxes and maintenance costs. Operating costs as a percentage of revenues decreased to 84.8% in 1996 from 85.8% in 1995.

     Depreciation increased $1,321,000 (16.9%) mainly due to an increase in the amortization of airspace for a recently completed landfill cell, a writedown of property and equipment determined to have an impaired value, and the impact of the 1995 acquisitions offset in part by lower capital expenditures during the past few years.

FORM 10-Q                                                      Page 6 of 7

     Selling and administrative expenses decreased by $1,447,000 (16.0%) principally as the result of lower data processing, consultants and other transitional costs incurred in connection with acquisitions in the third quarter of fiscal 1995. As a percentage of revenues, selling and administrative expenses decreased to 12.3% in 1996 from 14.3% in 1995.

     Interest expense decreased $119,000 (5.2%) as a result of lower levels of long-term debt outstanding.

     The effective income tax benefits for the three months ended June 30, 1996 and 1995 were 34.9% and 34.6%, respectively.

Liquidity and Capital Resources

     During the first nine months of fiscal 1996 and 1995, expenditures for property and equipment were $7,578,000 and $15,261,000, respectively. In addition, expenditures on remediation projects at the Company's facilities for the first nine months of fiscal 1996 and 1995 were $2,966,000 and $2,676,000, respectively. The Company financed its capital and remediation expenditures from available cash resources.

     The Company's projected capital and remediation expenditures for the remainder of fiscal 1996 are approximately $3,000,000. Capital and remediation expenditures are expected to be financed from available cash balances and proceeds from the sale of certain nonstrategic assets.

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

   DATE:   July   , 1996       ROLLINS ENVIRONMENTAL SERVICES, INC.
                                             (Registrant)


                              ______________________________________
                              John V. Flynn, Jr.
                              President and Chief Operating Officer


                              ______________________________________
                              Frank H. Minner, Jr.
                              Group Vice President-Finance and Treasurer
                              Chief Financial Officer
                              Chief Accounting Officer

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

   DATE:    July  , 1996       ROLLINS ENVIRONMENTAL SERVICES, INC.
                                             (Registrant)


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