Form 10-K
period 1996-09-30
ROLLINS ENVIRONMENTAL SERVICES INC
filed 1996-12-04
CIK 701856

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

          For the fiscal year ended        September 30, 1996       or

/   /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

          For the transition period from ______________ to ____________

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

YES   X         NO

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-
K or any amendment to this Form 10-K. /   /

     The aggregate market value of the voting stock held by non-affiliates of the registrant was $130,769,000 as of October 31, 1996.

     The number of shares of registrant's common stock outstanding as of October 31, 1996 was 60,375,811.

     The following documents are incorporated by reference:

         Document             Part of this form into which incorporated

Proxy Statement for the
   Annual Meeting of
   Shareholders to be held
   January 31, 1997                          III


                    PART I

ITEM 1.  BUSINESS.
   Rollins Environmental Services, Inc. through its subsidiaries (herein collectively referred to as the "Company" unless the context indicates otherwise), transports, treats and disposes of industrial chemical waste by incineration and other methods at seven facilities located in Colorado, Kansas, Louisiana (2), New Jersey, Texas and Utah. The Company operates waste processing, recycling and repackaging facilities in California, Minnesota, Louisiana and Tennessee and has analytical laboratories in California, Colorado, Kansas, Louisiana, Michigan, New Jersey, Tennessee, Texas and Utah.

(a)  General Development of Business
   For the fourth consecutive year, the Company's earnings were adversely affected by continued weak conditions in the commercial hazardous waste incineration industry. Overall incineration waste volumes remained flat during fiscal 1996, however, the incineration revenues continued to be adversely affected by industry-wide overcapacity, intense price competition and unpredictable event business. The industry-wide overcapacity was largely due to fewer remediation projects generating wastes for treatment and disposal, many of which have been either deferred or cancelled, reduced volumes from generators attributable to reuse, reduce and recycle programs, and uncertainties in the regulatory requirements affecting waste and contaminated sites. On the regulatory front, the Company is continuing to work vigorously with the states and the EPA to establish standards that will regulate equitably the commercial hazardous waste incineration industry and the incineration of hazardous wastes by the cement kiln industry. The Company believes such standards, when enacted, will mitigate the effects of intense price competition and help stabilize the volume of waste available for treatment.

   To increase its revenue base, the Company has expanded and will continue to expand its service line under its ongoing mission to be a one source service provider. An increasing number of customers prefer to use fewer environmental service providers who provide wider service offerings. For example, through a partnership with Ogden Martin Waste Treatment Systems, Inc., the largest operator of waste-to-energy facilities in the United States, Rollins now offers non-regulated waste services. In addition, the Company is striving to streamline and simplify its business processes to enhance customer satisfaction, a significant contributor to maintaining core business and gaining new business from current customers.

   The Company modified its operations this year by reducing its capacity to match service demands. The Coffeyville, Kansas incineration plant switched to a "campaign" operation where it accumulates volumes and incinerates such volumes periodically. The Baton Rouge, Louisiana plant was transitioned to a transfer and storage operation with incineration services idled temporarily, yet available if needed. Both incinerators are being maintained in a ready status and both were used in this way during the fiscal year.

   Otherwise, there have been no significant changes in the business of the Company since September 30, 1995.

(b)  Financial Information about Industry Segments
   The business of the Company, essentially all of which is conducted in the United States, consists solely of industrial waste treatment and disposal. Financial information concerning this business is included on pages 8 to 14 and 22 to 35 of this 1996 Annual Report on Form 10-K.

(c)  Narrative Description of Business
   The Company collects waste for treatment and disposal through a network of 26 Regional Service Centers nationwide. Each Service Center offers collection and customer service support and operates as a one source service location. These Centers are the entry point for collecting waste into Rollins facilities and are equipped with short-term storage and transfer capabilities from where waste generated by labpacking and remediation management is then shipped to treatment and disposal facilities.

   The Company treats and disposes industrial chemical waste at its facilities in Coffeyville, Kansas; Baton Rouge, Louisiana; Bridgeport, New Jersey; Deer Park, Texas; and Aragonite, Utah, (the "Plants"). In addition, the Company provides secure land disposal services for a variety of treated wastes and treatment residues at its Deer Trail, Colorado landfill (the "Landfill"). Aqueous waste streams are treated and disposed at a deep injection well (the "Injection Well") located in Plaquemine, Louisiana. The Plants, Landfill and Injection Well are operated by wholly owned subsidiaries. The Company also treats, stores, recycles or repackages industrial chemical wastes at its facilities in Los Angeles, California; Lakeville, Minnesota; and Mt. Pleasant, Tennessee (the "TSDs") for disposal at the Plants, Landfill or other disposal facilities.

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

   The Landfill disposes a variety of treated wastes, such as incinerator ash, industrial residues and sludges, contaminated soils, catalysts and contaminated construction debris, in landfills meeting or exceeding the requirements of state and federal regulations. The Landfill offers state-of-the-art stabilization and encapsulation technology, solidification and other appropriate treatment of organic hazardous waste, secure landfill disposal of solid and previously solidified materials, and oil/solvent collection, blending and material storage.

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

   The Company conducts business with more than 3,600 customers. These customers are primarily engaged in the chemical processing industry and are located throughout the United States. No one customer currently accounts for more than 5% of the Company's consolidated revenues. The Company believes the principal considerations for customers choosing between incineration and other methods of disposal are current and anticipated state and Federal regulations, price and concern over long-term liability.

   Competitors operate large-scale incinerators in El Dorado, Arkansas (Environmental Systems Company); Sauget, Illinois and Port Arthur, Texas (Chemical Waste Management, Inc.); East Liverpool, Ohio (Waste Technologies, Inc.); Grafton, Ohio (Ross Incineration Services, Inc.); Calvert City, Kentucky (LWD); and Clive, Utah (Laidlaw Environmental). Other companies have applied for or received permits to construct and operate hazardous waste incinerators. In addition, competition is also provided by cement kilns.

   The Plants, Landfill, TSDs and Injection Well are intensively regulated by the United States Environmental Protection Agency ("USEPA") and by the applicable state regulatory agencies.

   Environmental laws and regulations require hazardous waste disposal facilities to obtain permits, which generally outline the procedures under which the facility must be operated. Violations of permit conditions, or of the regulations, even if immaterial or unintentional, may result in fines, shutdowns, remedial work or revocation of the permit. The Company believes it is in compliance in all material respects with the requirements of all of its operating permits and related federal and state regulations.

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

   Under RCRA, applicants who filed Part A applications with the USEPA received interim status for their hazardous waste treatment facilities in November 1980. If the USEPA (or the state agency that was delegated this authority by the USEPA) is satisfied with an application describing the proposed characteristics, equipment and operation of a facility, it may issue a Part B operating permit valid for up to ten years. All new facilities will require a Part B permit before commencing operations. Part B permits were granted to the Deer Park plant on March 15, 1988, to the Bridgeport plant on March 31, 1989 and to the Baton Rouge plant on February 8, 1993. The Injection Well was granted a Part B permit on January 10, 1994.

   Facilities operated under Part B permits must meet stringent RCRA and permit standards. Operators with Part B permits or interim status are required to certify to regulatory agencies that they (1) meet specified groundwater monitoring conditions; (2) post financial security for the closure and, with certain permits, post-closure maintenance of their facilities; and (3) provide insurance protection for other parties in the event of environmental damage. Such certifications were made for all Company facilities. In this regard, the Company has supplied financial assurance to regulatory agencies and others in the aggregate amount of $56,808,000 at September 30, 1996, which included letters of credit of $6,707,000. The balance is satisfied principally by a combination of insurance and trust funds.

   In order to qualify the Bridgeport, New Jersey; Baton Rouge, Louisiana and the Deer Park, Texas plants to accept and dispose of waste under the Superfund program, the Company's subsidiaries Rollins Environmental Services
(NJ) Inc. ("RES (NJ)"), Rollins Environmental Services (LA) Inc. ("RES (LA)") and Rollins Environmental Services (TX) Inc. ("RES (TX)") entered into Consent Agreements with the USEPA under Section 3008(h) of RCRA. The agreements provide for a thorough evaluation and assessment of the facilities and contain procedures under which RES (NJ), RES (LA) and RES (TX) will undertake certain corrective actions. The cost of certain corrective actions required under Section 3008(h) has been included in Accrued Remediation and Other Costs in the Consolidated Balance Sheet on page 23 of this 1996 Annual Report on Form 10-K.

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

   In January 1989, the Company acquired a hazardous waste storage and container processing facility in Tipton, Missouri, which was incorporated as Tipton Environmental Technology, Inc. On April 22, 1994, this facility was granted a Part B permit to store and bulk certain hazardous waste regulated under RCRA along with the storage and processing of certain PCB-contaminated wastes. The Company intends to sell this facility in fiscal 1997.

   In July 1994, the Company acquired Highway 36 Land Development Company, a secure landfill in Deer Trail, Colorado. This facility operates under a Part B permit that was granted on April 2, 1987.

   On March 31, 1995, the Company acquired from Westinghouse Electric Corporation all of the capital stock of National Electric, Inc. ("NEI"), a wholly owned subsidiary of Westinghouse Electric Corporation. NEI owned all of the capital stock of Aptus, Inc. NEI did not conduct any business operations. Aptus is engaged in the sale of services related to the transportation, storage, laboratory analysis and incineration of certain types of hazardous waste. The Aptus, Inc. acquisition expanded the Company's incineration offerings to include a 4.4 meter kiln in Aragonite, Utah and a
3.6 meter kiln in Coffeyville, Kansas, which has the nation's only dioxin permit. In addition, the acquisition included a transfer, storage and disposal facility in Lakeville, Minnesota. These facilities operate under Part B permits which were granted on March 30, 1990 for Aragonite, Utah; July 27, 1991 for Coffeyville, Kansas; and August 31, 1992 for Lakeville, Minnesota.

   On April 28, 1995, the Company acquired from Southdown, Inc. all of the issued and outstanding shares of common stock of Allworth of Tennessee, Inc., a waste processing facility located in Mount Pleasant, Tennessee. This facility operates under a Part B permit which was granted on July 14, 1988.

   The Company has approximately 1,665 employees.

ITEM 2.  PROPERTIES.
     The Company maintains its headquarters in space leased from Rollins Properties, Inc., a wholly owned subsidiary of Rollins Truck Leasing Corp. at 2200 Concord Pike, Wilmington, Delaware.

   In addition to pollution control equipment, each subsidiary owns the number of acres of land following its name: Aptus, Inc. - Coffeyville, Kansas 432 acres, Aragonite, Utah 2,323 acres, and Lakeville, Minnesota 17 acres; Allworth of Tennessee, Inc. 18 acres; RES (NJ) 532 acres; RES (LA) 820 acres; Rollins Environmental Services of Louisiana, Inc. 20 acres; RES (TX) 1,200 acres; Rollins Environmental Services (CA) Inc. 3,693 acres; Rollins Environmental, Inc. 12 acres; Tipton Environmental Technology, Inc. 60 acres and Highway 36 Land Development Company 6,010 acres. Administrative and service offices are located in owned or leased facilities in 21 states.

ITEM 3.  LEGAL PROCEEDINGS.
   In the opinion of management, based on the advice of counsel, the outcome of the unsettled claims and litigation listed below and various other claims and legal actions pending against the Company which are not listed are only remotely likely to be material.

   (a)   Bridgeport Rental & Oil Service Superfund Site
   On April 3, 1989, RES (NJ) was served with a Directive by the NJDEPE in which it is alleged that RES (NJ), during the period 1970 through 1977, discharged hazardous wastes into a lagoon at a facility operated by Bridgeport Rental & Oil Service ("BROS") in Logan Township, New Jersey. RES
(NJ) believes the allegations are unfounded and inaccurate. RES (NJ) has defended itself vigorously against the allegations. It has been alleged by the United States Environmental Protection Agency ("USEPA") that the lagoon covered 13 acres and contained some 70,000,000 gallons of contaminated liquids and 85,000 cubic yards of contaminated soils and sludges. On August 29, 1989, RES (NJ) was served with a demand letter by the USEPA in which it alleged that RES (NJ) was liable for its share of $17,800,000 in past costs incurred by the USEPA at the BROS site.

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

   A comprehensive investigation of the historical uses of the BROS site has been undertaken. The investigation produced proof that the contributors of the vast majority of hazardous substances to the BROS site were departments and/or agencies of the United States. On March 20, 1992, RES (NJ) and others filed suit against the United States and its responsible departments and agencies, seeking cost recovery and a declaration as to the liability of the United States with respect to the site.

   On July 10, 1992, the United States filed suit against RES (NJ) and six
(6) other defendants in the U.S. District Court of New Jersey. The suit sought recovery of costs incurred by the United States at the BROS site, interest on these costs and a declaration that the defendants were jointly and severally liable for future response costs. RES (NJ) has contested this action vigorously, focusing on its suit against the United Sates as the contributor of the overwhelming percentage of hazardous substances to the BROS site.

   An intensive mediation effort has resulted in a settlement of the matter which culminated on September 30, 1996 with the lodging of a consent decree with the Court. Finalization of the settlement awaits the Court's entry of the decree. The settlement between all of the potentially responsible parties ("PRPs") and the EPA was for a total of $221,500,000. Of this amount, the governmental PRPs will pay 78.9% or $174,760,000, while the private PRPs (including RES (NJ)) will pay 21.1% or $46,740,000. RES (NJ) is responsible for $13,035,0000 of the settlement. As of September 30, 1996, RES (NJ) had been reimbursed a total of $8,163,000 from various insurance carriers. On November 8, 1996, RES (NJ) received an additional $2,555,000 from insurance carriers with an additional $445,000 to be reimbursed at a later date. On November 14, 1996, RES (NJ) made payments of $13,035,000 to the Trustees of the BROS Superfund Site Qualified Settlement Fund and Environmental Remediation Trust in fulfillment of its settlement obligations.

   (b)   Helen Kramer Superfund Site
   In October 1990, RES (NJ) was served with a third-party complaint alleging RES (NJ)'s use of the Helen Kramer Landfill during the mid-1970s. The Helen Kramer Landfill ("Site") is a USEPA Superfund site which is currently being remediated under the supervision of the USEPA. In 1989, the United States filed suit against 25 parties for cost recovery. A number of those original defendants have commenced this third-party action against RES (NJ) and approximately 160 other parties. RES (NJ) does have a connection to the Site based on the disposal of lagoon sludge from a customer's facility. It is not possible at this time to determine RES (NJ)'s portion of the Site remediation expenses. Virtually all parties, including RES (NJ), have been involved in a lengthy and complex settlement process which has yet to produce a final allocation plan. Rather than abandon the effort and resort to a litigation alternative, the U.S. District Court Judge responsible for the case has urged the parties to commence a mediation process in an effort to reach a satisfactory allocation and settle the case.

   (c)   Rinehardt Litigation
   In April, 1996, Rollins Environmental Services of Louisiana, Inc. (RES of
LA) along with 84 other parties was served with a complaint alleging that RES of LA in some way was responsible for personal injury and property damage to persons living in the proximity of the Bayou Sorrel Superfund Site ("Site"). This Site was a waste disposal site which has been remediated in conjunction with the U.S. Environmental Protection Agency. Plaintiffs have requested the Court to certify the matter as a class action. Defendants removed the action to federal court. RES of LA will contest this action vigorously as it is not even clear, at this stage of the case, whether the plaintiffs have suffered any damages.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     NONE.

                                  PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS.

STOCK PRICES
   The range of per share prices for the Common Stock on the New York and Pacific Stock Exchanges for the fiscal years ended September 30, 1996 and 1995 are as follows:
                                              Prices
                                     1996                  1995
                                 High     Low         High     Low
Fiscal Quarter
   First .............          $4 1/2  $2 3/4       $6 1/8  $4 3/8
   Second ............           3 1/8   2            5 1/2   4
   Third .............           4 1/2   2 1/4        5       4 1/8
   Fourth ............           4 1/8   2 5/8        5 1/4   4 1/4

At September 30, 1996, there were 5,979 holders of record of the Common Stock.
FINANCIAL REVIEW
Five Year Selected Financial Data
(Dollars in Thousands, Except Per Share Amounts)

Fiscal Year Ended September 30, 1996         1995        1994         1993            1992
Revenues                        $241,130     $217,367    $181,468         $214,843    $240,477
Earnings (loss) before
   income taxes (benefits)      $(45,911)    $(28,655)   $(16,876)(1)     $ 19,155    $ 49,215
Income taxes (benefits)          (15,725)     (10,363)     (6,942)(2)        7,231      17,203
Net earnings (loss)             $(30,186)    $(18,292)   $ (9,934)(1)(2)  $ 11,924    $ 32,012
Earnings (loss) per share       $   (.50)    $   (.30)   $   (.16)(1)(2)  $    .20    $    .53
Cash dividends per share(3)     $   -        $   -       $    -           $    .10    $  .0925
September 30,
Working capital                 $ 34,065     $ 50,772    $ 66,369         $ 64,864    $ 68,898
Property and equipment          $272,811     $298,673    $166,383         $180,998    $169,285
Total assets                    $384,967     $429,484    $273,386         $278,641    $283,318
Long-term debt                  $132,453     $134,181    $  3,970         $  4,632    $  5,444
Shareholders' equity            $154,483     $184,669    $202,961         $212,807    $206,572
(1) Includes special charge of $14,500 ($9,031 after tax benefit or $.15 per share).
(2) Includes benefit of $543 or $.01 per share from the adoption of SFAS No. 109 - Accounting for
    Income Taxes.
(3) The Company's Board of Directors suspended the payment of cash dividends at its October 29, 1993 meeting.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations
   The Company's revenues, summarized by method of disposal or other service provided, are as follows:

                                       % of                   % of                    % of
(Dollars in Thousands)         1996    Revenues       1995    Revenues        1994    Revenues
Incineration                $164,948     68.4       $154,266     70.9       $135,559     74.7
Transportation                27,348     11.3         22,110     10.2         15,922      8.8
Services                      14,053      5.8         10,914      5.0          9,930      5.5
Landfill                      10,036      4.2          5,663      2.6            906       .5
Other                         24,745     10.3         24,414     11.3         19,151     10.5
                            $241,130    100.0       $217,367    100.0       $181,468    100.0

   Each caption in the above table includes the portion of the revenues of the Company's subsidiaries related to that particular service.
/TABLE

Fiscal Year 1996 vs. 1995
   Revenues for 1996 increased by $23,763,000 (11%) to $241,130,000 from the
$217,367,000 reported in the prior year. The increase in incineration revenues was principally the result of acquisitions made in March and April 1995. Fiscal 1996 includes 12 months of revenues from acquisitions compared with six months in fiscal 1995 offset in part by lower average prices and a change in incineration mix. The Company's hazardous solid waste operations faced declining prices during the first nine months of fiscal 1996. During the last quarter solid waste pricing appeared to have stabilized. Overall incineration waste volumes remained flat during fiscal 1996. The Company's incineration revenues continue to be adversely affected by industry-wide overcapacity, intense price competition and unpredictable event business. Industry consolidation predicted in 1996 did not occur, therefore, the Company implemented a new program that manages the Company's capacity and shifting market demands by placing two facilities on flexible operating schedules. These facilities are maintained in such a way that incineration can begin quickly when market demand warrants. Industry overcapacity and pricing pressure from customers and competitors is expected to continue for the foreseeable future. The increase in transportation and landfill revenues was primarily from a large disposal contract with one customer which expires in December 1996. The increase in service revenues resulted from offering a wider range of services through new regional service centers that were established to meet the growing customer demand for total waste management. The Company is continuing to work vigorously with the states and the EPA to establish standards that will regulate equitably the commercial hazardous waste incineration industry and the incineration of hazardous wastes by the cement kiln industry. The Company believes such regulations, when enacted, will mitigate the effects of intense price competition and help stabilize the volume of waste available for treatment.

   Operating expenses increased by $28,089,000 (15%) to $209,855,000 from the $181,766,000 reported in 1995. The increase reflects the increase in revenues and higher fixed operating costs as the result of acquisitions made during fiscal 1995. Fiscal 1996 includes 12 months of operating expenses from acquisitions compared with six months in fiscal 1995. Operating costs as a percentage of revenues increased to 87% in 1996 from 84% in 1995 because a large component of the Company's cost structure is fixed. In addition, the percentage increase was the result of continued pressure on pricing and a shift in revenue mix to lower profit margin business. The lower revenues reduced the benefit expected from personnel reductions and spending cuts made during fiscal 1996.

   Depreciation increased by $6,792,000 (25%) due mainly to an increase in amortization of airspace for a completed landfill cell and the impact of the 1995 acquisitions.

   Selling and administrative expenses increased by $2,267,000 (7%) principally as a result of including 12 months of selling and administrative expenses from acquisitions compared with six months in fiscal 1995. As a percentage of revenues, selling and administrative expenses decreased slightly to 14% in 1996 from 15% in 1995.

   Interest expense increased by $3,871,000 as a result of acquisition-related debt incurred or assumed in the third quarter of fiscal 1995.

   The income tax benefits recorded for the years 1996 and 1995 were based on estimated effective rates of 34% and 36% of the loss before income taxes, respectively.

Fiscal Year 1995 vs. 1994
   Revenues for 1995 increased by $35,899,000 (20%) to $217,367,000 from the
$181,468,000 reported in 1994. Acquisitions in 1995 and late 1994 contributed approximately $42,835,000 of the revenue increase, while existing business revenues decreased by $6,936,000. Existing business incineration revenues decreased $10,683,000 which was the result of lower average prices, lower incineration volumes and a change in incineration mix. The Company's incineration revenues continue to be adversely effected by industry-wide overcapacity, intense price competition and lower volumes of available waste. The decrease in incineration revenues was offset in part by an increase in transportation revenues, Chempak services and other revenues which were attributable to the growing customer demand for total waste management and transportation services. The Company is continuing to work vigorously with the states and the EPA to regulate additional waste streams into the incineration market and establish standards which will equitably regulate the commercial hazardous waste incineration industry and the incineration of hazardous wastes by the cement kiln industry. The Company believes such regulations, when enacted, will mitigate the effects of intense price competition and help stabilize the volume of waste available for treatment.

   Operating expenses increased by $47,713,000 (36%) to $181,766,000 from the $134,053,000 reported in 1994. Acquisitions in 1995 and late 1994 contributed approximately $34,704,000 of this expense increase, while existing business expense increased by $10,311,000. The existing business increase was the result of higher transportation, plant maintenance, payroll and disposal costs. Increased plant maintenance and payroll overtime resulted from the adverse effects upon treatment equipment caused by the changed incineration mix of disposable wastes. The increase in transportation costs reflects the increased customer reliance on Company-supplied transportation. Disposal cost increases were attributable to a change in incineration mix which required the use of subcontractors to dispose of various waste streams outside of the Company's permitted capabilities. Operating costs as a percentage of revenues increased to 84% in 1995 from 74% in 1994. A large component of the Company's cost structure is fixed which caused operating expenses to increase as a percentage of revenues. The Company continues its activities to reduce expenses and streamline the organization.

   Depreciation increased by $3,950,000 (17%) due mainly to the impact of recent acquisitions offset in part by lower amortization expenses related to leasehold improvements which have become fully amortized and the impact of lower capital expenditures during the past few years.

   Selling and administrative expenses increased by $5,914,000 (22%) principally as a result of higher payroll, data processing and other transitional costs incurred in connection with recent acquisitions. As a percentage of revenues, selling and administrative expenses were 15% in both 1995 and 1994.


   Interest expense increased by $4,601,000 as a result of acquisition-related debt incurred or assumed.

   The income tax benefits recorded for the years 1995 and 1994 were based on estimated effective rates of 36% and 38% of the loss before income taxes, respectively.

   In the face of industry consolidation and market uncertainty, the Company made a strategic decision to purchase its largest competitor. The acquisition of Aptus, Inc. on March 31, 1995 provides a critical service expansion with the addition of a 4.4 meter incinerator in Aragonite, Utah, a
3.6 meter incinerator in Coffeyville, Kansas, and a transfer and storage facility in Lakeville, Minnesota. This enhanced long-term commitment also included the purchase of Allworth of Tennessee, Inc., a transfer, storage and processing facility. These strategic actions were taken to improve service, competitive position and to enhance the Company's full service capabilities on a regionalized basis. Such actions are expected to result in lower transportation costs and provide greater operating efficiencies.

Liquidity and Capital Resources
   The Company's operations require ongoing capital investments, which have been financed with the cash flows from operations and available cash. Expenditures for property and equipment were $7,832,000 in 1996, $20,051,000 in 1995 and $18,002,000 in 1994. Commitments for the purchase of property and equipment amounted to $471,000 at September 30, 1996. The Company plans capital expenditures of up to $6,161,000 in 1997 to upgrade facilities. Such expenditures include improvements to electrical power and water systems; waste collection, storage and processing facilities; and other equipment modernization programs.

   In addition, the Company spent $3,883,000, $3,937,000 and $2,874,000, respectively, on remediation projects at its facilities in 1996, 1995 and 1994. The Company believes the amounts accrued for remediation and other costs are adequate to cover the cost of the mandated remediation and other corrective actions required to be completed at its facilities.

   On September 30, 1996, RES (NJ) settled with the EPA the Bridgeport Rental & Oil Services Superfund Site (BROS) for $13,035,000. As of September 30, 1996, RES (NJ) had been reimbursed a total of $8,163,000 from various insurance carriers. On November 8, 1996, RES (NJ) received an additional $2,555,000 from insurance carriers with an additional $445,000 to be reimbursed at a later date. On November 14, 1996, RES (NJ) made payments of $13,035,000 to the Trustees of the BROS Superfund Site Qualified Settlement Fund and Environmental Remediation Trust in fulfillment of its settlement obligations.

   At September 30, 1996, the Company was not in compliance with the fixed charge coverage ratio with respect to the 7.75% Senior Unsecured Debentures. Emerging Issues Task Force Issue No. 86-30, "Classification of Obligations When a Violation is Waived by the Creditor," requires a company to reclassify long-term debt as current when a covenant violation has occurred absent a loan modification and it is probable that the borrower will not be able to comply with the same covenant at measurement dates that are within the next twelve months. On November 27, 1996, the Company received a waiver of this covenant with respect to the period ended September 30, 1996 and the debt agreement was amended to reduce the quarterly fixed charge coverage ratio requirement for the periods up to and including September 30, 1997. Based upon current projections, management of the Company believes that it will be able to remain in compliance under the terms of the amended agreement. Additionally, the Company collateralized the 7.75% Senior Unsecured Debentures and the 7.25% Convertible Subordinated Debentures by granting a security interest in $22,000,000 of the Company's accounts receivable and a second mortgage on certain land with a carrying value of $4,973,000.

   For fiscal 1997, the Company anticipates lower operating cash requirements due to a lower level of planned capital and remediation spending. The Company believes that existing cash balances, cash expected to be generated from operations, which includes income tax refunds, and proceeds from the sale of certain nonstrategic assets will be sufficient to meet the Company's cash requirements for fiscal 1997. Depreciation, which represents the largest component of cash flow from operations, is expected to be approximately $34,000,000 in 1997.

Impact of Recent Accounting Pronouncements
   In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of" ("SFAS 121"). SFAS 121 requires that the Company's long-lived assets, which consist primarily of incinerator facilities, transfer, storage and processing facilities, other equipment, and certain identifiable intangibles, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The Company will adopt this standard in the first quarter of fiscal 1997. The implementation of SFAS 121 is not expected to have a material impact on the results of operations or financial position of the Company.

   In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") which encourages the fair value-based method of accounting for stock options and similar equity instruments granted to employees. This method requires that the fair value of equity instruments granted to employees be recorded as compensation expense. However, SFAS 123 allows for the continued use of the intrinsic value-based method, which, in most cases, does not result in a charge to earnings. The Company does not expect to change its method of accounting for stock options. However, the Company will adopt the disclosure requirements of SFAS 123 when required in fiscal 1997.

   In October 1996, the American Institute of Certified Public Accountants issued Statement of Position 96-1 "Environmental Remediation Liabilities" (SOP 96-1) for fiscal years beginning after December 15, 1996. This SOP 96-1 provides that environmental remediation liabilities should be accrued when the criteria of Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies" (SFAS 5) are met and it includes benchmarks to aid in the determination of when environmental remediation liabilities should be recognized. SOP 96-1 also provides guidance with respect to the measurement of the liability and the display and disclosure of environmental remediation liabilities in the financial statements. The Company has not determined the impact, if any, of adopting SOP 96-1.

Forward-Looking Statements
   Matters discussed in this Form 10-K contain forward-looking statements relating to anticipated financial performance, business prospects, new services, market forces, commitments, technological developments and other matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements.

   Forward-looking statements typically contain words such as "anticipates", believes", "estimates", "expects", "forecasts", "predicts", or "projects", or variations of these words, suggesting that future outcomes are uncertain.
The following discussion is intended to identify certain factors (though not necessarily all such factors) that could cause future outcomes to differ materially from those set forth in forward-looking statements made by the Company.

   The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include the following factors: general economic conditions, competitive factors and pricing pressures, overcapacity in the industry, shifts in market demand, changes in federal, state and local laws and regulations, especially environmental regulations, equipment utilization, potential increases in equipment, maintenance and operating costs, potential increases in labor costs, the performance and needs of industries served by the Company's business, alternate and emerging technologies and the Company's costs of continuing investments in technology, uncertainties of litigation, the Company's ability to generate adequate cash flow or finance its future business requirements through outside sources, compliance with debt covenants, success or timing of completion of ongoing or anticipated capital or maintenance projects, planned and unplanned outages due to maintenance, equipment malfunctions or work stoppages, the availability of adequate levels of insurance, the Company's ability to provide adequate financial assurances for its closure and post-closure obligations, various hazards which could disrupt operations (including explosions, fires and severe weather conditions) and management retention and development.

   For additional information on commitments and contingent liabilities, see "Notes to the Consolidated Financial Statements - Commitments and Contingent Liabilities".

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
     The consolidated financial statements of the Company, the Independent Auditors' Report and the financial statement schedules included in this report are referenced on the Index to the Consolidated Financial Statements and Schedules on page 20.

ITEM 9.  DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
         DISCLOSURE.
     NONE.


                                 PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
     Except as presented below, the information called for by this Item 10 is incorporated by reference from the Company's Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Shareholders to be held on January 31, 1997.

     Executive Officers of the Registrant. As of October 31, 1996, the executive officers of the registrant were:

     Name            Position                            Age   Term of Office

John V. Flynn, Jr.   President, Chief Operating Officer   54   7/95 to date
                     Executive Vice President                  1/95 to 7/95

Michael B. Kinnard   Vice President-General Counsel       39   10/95 to date
                     and Secretary
                     General Counsel and Secretary             10/94 to 10/95

Frank H. Minner, Jr. Group Vice President-Finance and     64   2/95 to date
                     Treasurer, Chief Financial Officer
                     and Chief Accounting Officer

John W. Rollins      Chairman of the Board,               80   7/88 to date
                     Chief Executive Officer and               10/88 to date
                     Chairman of the Executive Committee       4/82 to 10/88

John W. Rollins, Jr. Senior Vice Chairman of the Board    54   1/88 to date
                     Vice Chairman of the Board                5/83 to 1/88

Henry B. Tippie      Chairman of the Executive Committee, 69   10/88 to date
                     Chairman of the Finance and
                     Audit Committees and Director             4/82 to 10/88


ITEM 11. EXECUTIVE COMPENSATION.
   The information called for by this Item 11 is incorporated by reference from the Company's Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Shareholders to be held on January 31, 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
   The information called for by this Item 12 is incorporated by reference from the Company's Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Shareholders to be held January 31, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
   During the fiscal year ended September 30, 1996, the following officers and/or directors of the Company were also officers and/or directors of Rollins Truck Leasing Corp.; Patrick J. Bagley; Michael B. Kinnard, William
B. Philipbar, Jr., John W. Rollins, John W. Rollins, Jr., and Henry B. Tippie. The following officers and/or directors of the Company were also officers and/or directors of Matlack Systems, Inc.; Patrick J. Bagley, Michael B. Kinnard, William B. Philipbar, Jr., John W. Rollins, John W. Rollins, Jr. and Henry B. Tippie. John W. Rollins owns directly and of record 11.2% and 11.5% of the Common Stock of Rollins Truck Leasing Corp. and Matlack Systems, Inc., respectively at October 31, 1996. The description of transactions between the Company and Rollins Truck Leasing Corp. and between the Company and Matlack Systems, Inc. appearing under the caption "Transactions with Related Parties" is on page 31 of this 1996 Annual Report on Form 10-K.

                                  PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
(a) Financial Statements, Financial Statement Schedules and Exhibits.

   (1) Financial Statements - See accompanying Index to Consolidated Financial Statements and Schedules on page 20.

   (2)  Financial Statement Schedules - See accompanying Index to
        Consolidated Financial Statements and Schedules on page 20.

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

     (4) (b) Indenture dated as of March 31, 1995 between Rollins Environmental Services, Inc. and Texas Commerce Bank National Association, as Trustee covering the issue of $66,000,000 of 7.25% Convertible Subordinated Debentures Due March 31, 2005 as filed as an Exhibit to Form 8-K filed by the Registrant on June 13, 1995 is incorporated herein by reference.

     (4) (c) Debenture Purchase Agreement dated as of March 31, 1995 between Rollins Environmental Services, Inc. and Westinghouse Electric Corporation as filed as an Exhibit to Form 8-K filed by the Registrant on June 13, 1995 is incorporated herein by reference.

     (4) (d) Assignment and Assumption Agreement dated March 31, 1995 between Rollins Environmental Services, Inc. and Westinghouse Electric Corporation assigning to Rollins all of the obligations of Westinghouse under the Loan Agreement dated as of June 1, 1990 between Tooele County, Utah and Westinghouse Electric Corporation relating to Variable Rate Hazardous Waste Treatment Revenue Bonds, Series A (as attached to the Assignment and Assumption Agreement) as filed as an Exhibit to Form 8-K filed by the Registrant on June 13, 1995 is incorporated herein by reference.

     (4) (e) Rights Agreement dated as of June 14, 1989 between Rollins Environmental Services, Inc. and Registrar and Transfer Company, as Rights Agent, as filed as an Exhibit to Form 8-K filed by the Registrant on June 13, 1995 is incorporated herein by reference.

     (4) (f) Amendment No. 1 dated as of March 31, 1995 to Rights Agreement between Rollins Environmental Services, Inc. and Registrar and Transfer Company, as Rights Agent as filed as an Exhibit to Form 8-K filed by the Registrant on June 13, 1995 is incorporated herein by reference.

     (4) (g) First Supplemental Indenture dated as of September 30, 1995 between Rollins Environmental Services, Inc. (the "Company") and First Fidelity Bank, National Association (the "Trustee") supplementing and amending that certain Indenture between the Company and the Trustee dated as of March 31, 1995 relating to $13,839,000 principal amount of 7.75% Senior Unsecured Debentures Due 2005.

     (4) (h) Second Supplemental Indenture dated as of September 30, 1996 between Rollins Environmental Services, Inc. (the "Company") and First Fidelity Bank, National Association (the "Trustee") supplementing and amending that certain Indenture between the Company and the Trustee dated as of March 31, 1995 relating to $13,839,000 principal amount of 7.75% Senior Unsecured Debentures Due 2005.

     (4) (i) Amendment No. 1 to Debenture Purchase Agreement dated as of September 30, 1996 between Rollins Environmental Services, Inc. ("Rollins") and Westinghouse Electric Corporation ("Westinghouse") amending that certain Debenture Purchase Agreement between Rollins and Westinghouse dated as of March 31, 1995 relating to 7.25% Convertible Subordinated Securities Due 2005 and 7.75% Senior Unsecured Debentures Due 2005.

     (4) (j) First Supplemental Indenture dated as of September 30, 1996 between Rollins Environmental Services, Inc. (the "Company") and Texas Commerce Bank National Association (the "Trustee") supplementing and amending that certain Indenture between the Company and the Trustee dated as of March 31, 1995 relating to $66,000,000 principal amount of 7.25% Convertible Subordinated Debentures Due 2005.

     (4) (k) Third Supplemental Indenture dated as of November 27, 1996 between Rollins Environmental Services, Inc. (the "Company") and First Fidelity Bank, National Association (the "Trustee") supplementing and amending that certain Indenture between the Company and the Trustee dated as of March 31, 1995 relating to $13,839,000 principal amount of 7.75% Senior Unsecured Debentures due 2005.

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

    (21)       Rollins Environmental Services, Inc. Subsidiaries at
               September 30, 1996.

    (27) Rollins Environmental Services, Inc. Financial Data Schedule at September 30, 1996.

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


DATED: December 4, 1996             ROLLINS ENVIRONMENTAL SERVICES, INC.
                                                    (Registrant)


                                    BY:  /s/ John W. Rollins
                                        John W. Rollins
                                        Chairman of the Board,
                                        Chief Executive Officer and Director

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


/s/ John V. Flynn, Jr.    President and                   December 4, 1996
John V. Flynn, Jr.        Chief Operating Officer


/s/ Michael B. Kinnard    Vice President-General Counsel  December 4, 1996
Michael B. Kinnard        and Secretary


/s/ Frank H. Minner, Jr.  Group Vice President-Finance    December 4, 1996
Frank H. Minner, Jr.      and Treasurer,
                          Chief Financial Officer and
                          Chief Accounting Officer

/s/ John W. Rollins, Jr.  Senior Vice Chairman of the     December 4, 1996
John W. Rollins, Jr.      Board and Director


/s/ Henry B. Tippie       Chairman of the Executive       December 4, 1996
Henry B. Tippie           Committee and Director


/s/ William L. Medford    Director                        December 4, 1996
William L. Medford


/s/ Don C. Stansberry     Director                        December 4, 1996
Don C. Stansberry

         INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

   (1)     Consolidated

                                                          Page Nos.

       Independent Auditors' Report on Financial
           Statements and Financial Statement Schedule         21

       Consolidated Statement of Operations for the years
            ended September 30, 1996, 1995 and 1994            22

       Consolidated Balance Sheet at September 30, 1996
           and 1995                                            23

       Consolidated Statement of Cash Flows for the years
           ended September 30, 1996, 1995 and 1994             24

       Notes to the Consolidated Financial Statements       25 to 35

    (2)    Financial Statement Schedule:

       Schedule II  -   Valuation and Qualifying Accounts
                    for the years ended September 30,
                    1996, 1995 and 1994                        36

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rollins Environmental Services, Inc. and subsidiaries as of September 30, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

    As discussed in the Notes to the Consolidated Financial Statements, in fiscal year 1994, the Company changed its method of accounting for income taxes.



                                          KPMG Peat Marwick LLP

Wilmington, Delaware
November 8, 1996, except for the last paragraph under the footnote "Indebtedness", which is as of November 27, 1996

CONSOLIDATED STATEMENT OF OPERATIONS



YEAR ENDED SEPTEMBER 30,          1996          1995          1994

Revenues                          $241,130,000  $217,367,000  $181,468,000
Expenses:
  Operating                        209,855,000   181,766,000   134,053,000
  Special charge                       -             -          14,500,000
  Depreciation                      33,502,000    26,710,000    22,760,000
  Selling and administrative        34,830,000    32,563,000    26,649,000
  Interest                           8,854,000     4,983,000       382,000
                                   287,041,000   246,022,000   198,344,000

Loss Before Income Tax Benefits
  and Cumulative Effect of
  Change in Accounting Principle   (45,911,000)  (28,655,000)  (16,876,000)
Income tax benefits                (15,725,000)  (10,363,000)   (6,399,000)

Loss Before Cumulative Effect of
  Change in Accounting Principle   (30,186,000)  (18,292,000)  (10,477,000)

Cumulative effect (to September 30,
  1993) of adoption of SFAS No. 109      -           -             543,000

Net Loss                          $(30,186,000) $(18,292,000) $ (9,934,000)

Loss per Share:
  Loss before cumulative effect of
     of change in accounting
     principle                    $       (.50) $       (.30) $       (.17)
  Cumulative effect of adoption
     of SFAS No. 109                    -             -                .01
Loss Per Share                    $       (.50) $       (.30) $       (.16)

Average common shares and
  equivalents outstanding          60,401,000    60,400,000     60,377,000


The Notes to the Consolidated Financial Statements are an integral part of these statements.
CONSOLIDATED BALANCE SHEET


SEPTEMBER 30,                                  1996          1995
ASSETS
Current Assets
 Cash and cash equivalents (includes
   short-term investments of:
   1996-$18,166,000; 1995-$32,108,000)         $ 27,231,000  $ 38,691,000
 Accounts receivable, net of allowance
   for doubtful accounts: 1996-$648,000;
   1995-$681,000                                 42,302,000    42,774,000
 Deferred income taxes                            5,616,000     4,948,000
 Income taxes recoverable                         7,059,000    10,637,000
 Other current assets                            11,356,000    12,122,000
   Total Current Assets                          93,564,000   109,172,000
Property and Equipment, net                     272,811,000   298,673,000
Excess of Cost Over Net Assets of
 Businesses Acquired                              9,331,000    10,054,000
Other Assets                                      9,261,000    11,585,000
   Total Assets                                $384,967,000  $429,484,000

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
 Accounts payable                              $ 21,369,000  $ 23,705,000
 Accrued liabilities                             34,432,000    29,283,000
 Accrued remediation and other costs              1,970,000     3,723,000
 Current maturities of long-term debt             1,728,000     1,689,000
   Total Current Liabilities                     59,499,000    58,400,000

Long-term Debt                                  132,453,000   134,181,000
Accrued Remediation and Other Costs               9,829,000    11,959,000
Other Liabilities                                 7,396,000    10,456,000
Deferred Income Taxes                            21,307,000    29,819,000

Commitments and Contingent Liabilities
(see notes to the Consolidated
  Financial Statements)

Shareholders' Equity
 Preferred stock, $1 par value
   Shares outstanding: None
 Common stock, $1 par value
   Shares Outstanding: 1996 and
   1995-60,375,811                               60,376,000    60,376,000
 Additional paid-in capital                       4,650,000     4,650,000
 Retained earnings                               89,457,000   119,643,000
   Total Shareholders' Equity                   154,483,000   184,669,000
   Total Liabilities and Shareholders' Equity  $384,967,000  $429,484,000

The Notes to the Consolidated Financial Statements are an integral part of these statements.
CONSOLIDATED STATEMENT OF CASH FLOWS

YEAR ENDED SEPTEMBER 30,          1996          1995          1994
Cash Flows From Operating Activities:
Net loss                          $(30,186,000) $(18,292,000) $(9,934,000)
  Adjustments to reconcile net
    loss to net cash provided by
    (used in) operating activities,
    net of acquisitions:
  Special charge                        -             -        14,500,000
  Expenditures charged to accrued
    remediation and other costs     (3,883,000)   (3,937,000)  (2,874,000)
  Depreciation and amortization     34,253,000    26,839,000   22,760,000
  Changes in assets and liabilities:
    Current and deferred income
      taxes                         (5,602,000)   (6,828,000)  (6,468,000)
    Accounts receivable                472,000      (774,000)   2,636,000
    Accounts payable and
      accrued liabilities            2,813,000    15,668,000    5,643,000
    Other, net                        (269,000)    1,116,000     (477,000)
    Net cash (used in) provided
      by operating activities       (2,402,000)   13,792,000   25,786,000
Cash Flows From Investing Activities:
  Acquisition of businesses, net
    of cash acquired                    -         (9,588,000)      -
  Purchase of property and
    equipment                       (7,832,000)  (20,051,000) (18,002,000)
  Proceeds from sales of equipment     463,000       428,000       75,000
    Net cash used in investing
      activities                    (7,369,000)  (29,211,000) (17,927,000)
Cash Flows From Financing Activities:
  Repayment of long-term debt       (1,689,000)     (662,000)    (662,000)
  Exercise of stock options              -            -            88,000
    Net cash used in financing
      activities                    (1,689,000)     (662,000)    (574,000)
Cash And Cash Equivalents:
Net (decrease) increase in cash
  and cash equivalents             (11,460,000)  (16,081,000)   7,285,000
  Beginning of period               38,691,000    54,772,000   47,487,000
  End of period                   $ 27,231,000  $ 38,691,000  $54,772,000

Supplemental information:
  Interest paid                   $  9,254,000  $  4,219,000  $   549,000
  Income taxes recovered          $(10,123,000) $ (3,640,000) $  (472,000)

Noncash Investing and Financing Activities:
  Acquisition of businesses
    Fair value of assets acquired $     -       $169,572,000  $      -
    Cash paid                           -          9,599,000         -
      Liabilities assumed and
        incurred                  $     -       $159,973,000  $      -

The Notes to the Consolidated Financial Statements are an integral part of these statements.
              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Organization and Accounting Policies
Organization - Rollins Environmental Services, Inc. consists solely of industrial waste treatment and disposal. Essentially all of the Company's operations are conducted within the United States.

Consolidation - the consolidated financial statements include the accounts of all subsidiaries. Intercompany transactions and balances among these subsidiaries have been eliminated.

Revenue recognition - revenues from waste treatment and disposal are recognized when the material is delivered to the Company and treatment and disposal costs are recognized concurrently with revenues.

Earnings (loss) per share - earnings (loss) per share are computed assuming the conversion of all potentially dilutive outstanding stock options.

Cash equivalents - cash equivalents, carried at cost which approximates fair market value, represent short-term investments with an original maturity at purchase of three months or less.

Property and equipment - the Company provides for depreciation on a straight-line, specific item basis net of salvage or residual values over the assets' estimated useful lives, which range from three to forty years. Major additions and improvements are capitalized and depreciated over the remaining lives of the assets. Repairs and maintenance are charged to expense as incurred. Where landfill disposal operations have been conducted on the same parcels of land where the Company conducts its incineration and other treatment operations, land is carried at cost and expenditures in connection with the preparation and operation of landfills are charged to expense as incurred. Where landfill operations are conducted on subsequently acquired parcels of land, the cost of the land and landfill preparation costs are deferred and charged to expense as the airspace in the landfill is filled.

Goodwill - the excess of cost over net assets of businesses acquired is being amortized on a straight-line basis over twenty years. The Company periodically reviews goodwill to assess recoverability and impairments would be recognized in operating results if a permanent diminution in value were to occur.

Environmental remediation reserves - the Company establishes reserves for environmental remediation at hazardous waste sites not owned by the Company when it is both probable a liability has been incurred and a reasonable estimate of the costs can be determined. The Company recognizes recoveries from third parties when it is probable that such amounts will be realized and such amounts are not offset against the related environmental remediation liability. The receivable amounts from third parties at September 30, 1996 is not material.

    The Company records accruals for certain environmental remediation activities at its facilities where commitments have been made and reasonable cost estimates are possible. The cost of operating and maintaining systems and equipment constructed for environmental remediation, as well as the cost of treating recovered groundwater, are charged to operating expense as incurred.

    Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Fair values of financial instruments - The carrying amounts reported in the balance sheet for current assets and current liabilities approximate their fair value at September 30, 1996.

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

  These acquisitions were accounted for using the purchase method and, accordingly, the assets acquired and the liabilities assumed have been recorded at their fair values on their acquisition dates. This treatment resulted in an excess of cost over net assets acquired of approximately $10,000,000.

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

Year Ended September 30,          1995                1994
Revenues                          $261,779,000        $282,058,000
Net loss                          $(24,653,000)       $(12,742,000)
Loss per share                    $       (.41)       $       (.21)

Property and Equipment
  The property and equipment accounts are as follows:

September 30,                     1996                1995
Land                              $ 31,324,000        $ 31,324,000
Buildings                           75,661,000          72,169,000
Equipment and vehicles             303,305,000         299,035,000
Site improvements                   39,978,000          30,250,000
Construction in progress             5,525,000          17,277,000
Accumulated depreciation          (182,982,000)       (151,382,000)
                                  $272,811,000        $298,673,000

Commitments for the purchase of capital assets amounted to $471,000 at September 30, 1996.

Income Taxes
  The income tax benefits for the three years ended September 30, 1996 are comprised as follows:

Year Ended September 30,      1996            1995            1994
Current:
  Federal                     $ (7,262,000)   $(10,446,000)   $(3,242,000)
  State                            199,000         144,000        639,000
Deferred:
  Federal                       (8,192,000)      1,277,000     (2,228,000)
  State                           (470,000)     (1,338,000)    (1,568,000)
Income tax benefits           $(15,725,000)   $(10,363,000)   $(6,399,000)

  A reconciliation of the income tax benefits for the three years ended September 30, 1996 with amounts calculated by applying the statutory federal income tax rate for those years to the loss before income taxes is as follows:


Year Ended September 30,      1996            1995            1994
Federal income tax benefits
  at statutory rate           $(16,069,000)   $(10,029,000)   $(5,907,000)
State income tax benefits       (1,566,000)       (977,000)      (604,000)
Valuation allowance              1,390,000         201,000      -
Other                              520,000         442,000        112,000
Income tax benefits           $(15,725,000)   $(10,363,000)   $(6,399,000)





  The tax effect of temporary differences which comprise the current and non-current deferred income tax amounts shown on the balance sheet are as follows:

September 30,                                 1996            1995
Deferred tax assets:
  Accrued remediation and closure costs       $ 4,478,000     $ 6,007,000
  Expenses deductible when paid                 7,659,000       5,907,000
  State net operating loss benefits,
    expiring 2001-2011                          4,359,000       2,678,000
  Federal net operating loss benefits,
    expiring 2010-2011                         18,624,000       7,000,000
  Other                                           187,000         497,000
    Total gross deferred tax assets            35,307,000      22,089,000
       Less valuation allowance                (3,368,000)     (2,138,000)
       Net deferred tax assets                 31,939,000      19,951,000
Deferred tax liabilities:
  Excess of tax over book depreciation         44,108,000      44,032,000
  Section 172(f) carryback claim                3,331,000          -
  Other                                           191,000         790,000
  Total gross deferred liabilities             47,630,000      44,822,000
    Net deferred tax liability                $15,691,000     $24,871,000

  As of October 1, 1993, the Company adopted SFAS No. 109 - Accounting for Income Taxes which requires the use of the liability method of accounting for deferred income taxes. The cumulative effect on prior years of this adoption was a reduction of the 1994 net loss by $543,000 ($.01 per share).

  At September 30, 1996, the Company has net operating loss carryforwards for federal income tax purposes of $53,211,000 which will expire on various dates through 2010 and 2011. Operating loss carryforwards of $16,200,000 were generated by Aptus, Inc. prior to its acquisition on March 31, 1995. The use of Aptus, Inc.'s pre-acquisition operating losses is subject to limitations imposed by the Internal Revenue Code. The Company has recorded a valuation allowance for federal and state purposes of $3,368,000 to reflect the estimated amount of deferred tax assets which may not be realized principally due to expiration of operating loss carryforwards. The valuation allowance includes $1,701,000 of tax benefits related to Aptus, Inc.'s pre-acquisition tax losses which, if realized, would reduce goodwill.

  The change in the valuation allowance for deferred tax assets resulted from management's assessment that some additional portion of the deferred tax assets may not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considered the scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

  In September 1996, the Company filed form 1139 "Corporate Application for Tentative Refund" to carryback its 1995 net loss as provided for in Section 172(f) of the Internal Revenue Code, claiming a federal income tax refund of $3,331,000. In September of 1996, the Company also filed Form 1120X for 1994, carrying back its net operating loss as provided for in Section 172(f) claiming a refund of $1,433,000. This amount has not been received and has not been recorded in the Company's financial statements. Section 172(f) is an area of the tax law without significant precedent and there may be substantial opposition by the IRS to the Company's refund claims. Therefore, the $3,331,000 received in October 1996 also has been recorded on the Company's financial statements as a deferred tax liability. The $1,433,000 claimed on the Company's 1994 Form 1120X will be recorded as a deferred tax liability in the Company's financial statements at such time the amount is received.

Accrued Liabilities
  Accrued liabilities are as follows:

September 30,                                 1996          1995
Environmental remediation (Non-owned sites)   $13,560,000   $ 8,873,000
Employee compensation                           5,223,000     5,543,000
Taxes other than income                         5,086,000     4,995,000
Insurance and legal                             1,432,000     2,339,000
Landfill capping costs                          1,792,000     2,208,000
Other                                           7,339,000     5,325,000
                                              $34,432,000   $29,283,000

Shareholders' Equity
    Changes in the components of shareholders' equity are as follows:

                     $1 Par Value  Additional                 Total
                        Common      Paid-in    Retained   Shareholders'
                        Stock       Capital    Earnings       Equity
Balance at
September 30, 1993    $60,350,000  $4,588,000  $147,869,000  $212,807,000
Net loss                                         (9,934,000)   (9,934,000)
Exercise of stock options              26,000        62,000        88,000
Balance at
September 30, 1994     60,376,000   4,650,000   137,935,000   202,961,000
Net loss                                        (18,292,000)  (18,292,000)
Balance at
September 30, 1995     60,376,000   4,650,000   119,643,000   184,669,000
Net loss                                        (30,186,000)  (30,186,000)
Balance at
September 30, 1996    $60,376,000  $4,650,000  $ 89,457,000  $154,483,000

    The Company is authorized to issue 120,000,000 shares of its $1 Par Value Common Stock and 1,000,000 shares of its $1 Par Value Preferred Stock. The terms and conditions of each issue of preferred stock are determined by the Board of Directors. No preferred stock has been issued.

    Each share of common stock outstanding includes one common stock purchase right (a "Right") which is non-detachable and non-exercisable until certain defined events occur, including certain tender offers or the acquisition by a person or group of affiliated or associated persons of 15% of the Company's common stock. Upon the occurrence of certain defined events, the Right entitles the holder to purchase additional stock of the Company or stock of an acquiring company at a 50% discount. The Right expires on June 30, 1999 unless earlier redeemed by the Company at a price of $.01 per Right.

Stock Option Plan
    Under the Company's stock option plan, options to purchase common stock of the Company may be granted to officers and key employees at not less than 100% of the fair market value at the date of grant.
    Option activity is as follows:

Year Ended September 30,                   1996                1995                  1994
Number of options
  Outstanding at beginning of year           982,802           658,868                674,660
  Granted                                    341,200           394,200                200,610
  Exercised                                     -                 -                   (25,557)
  Expired or canceled                       (114,017)          (70,266)              (190,845)
Outstanding at September 30                1,209,985           982,802                658,868
At September 30
  Options available for grant                 76,790           339,390                717,390
  Options exercisable                        500,812           384,375                317,900
Per share prices
  Options granted                       $2.25 to 3.88       $4.13 to $ 5.00       $4.63 to $ 5.75
  Options exercised                            -                   -              $3.47
  Options outstanding                   $2.25 to 12.25      $4.13 to $12.25       $4.63 to $12.80

/TABLE

Transactions with Related Parties
    Certain directors and officers of the Company are also directors and officers of Rollins Truck Leasing Corp. and Matlack Systems, Inc.

    The Company purchased transportation services from subsidiaries of Matlack Systems, Inc. in the amount of $13,916,000 in 1996, $13,265,000 in 1995 and $3,175,000 in 1994. The cost of these services has been included in operating expense in the Consolidated Statement of Operations.

    The Company also purchased fuel for its vehicles, information systems services, and rented transportation equipment and office space from Rollins Truck Leasing Corp., its subsidiaries and affiliates. The aggregate cost of these materials, services and rents, which have been included in operating expense or selling and administrative expense, as appropriate, in the Consolidated Statement of Operations, was $4,769,000 in 1996, $6,617,000 in 1995 and $6,551,000 in 1994.

    An officer of the Company is the trustee of an employee benefits trust which provides certain insurance and health care benefits to employees of the Company. Contributions to the trust, which were charged to operating or selling and administrative expense, as appropriate, were $7,385,000 in 1996, $6,792,000 in 1995 and $5,156,000 in 1994.

    In the opinion of management of the Company, the foregoing transactions were effected at rates which approximate those which the Company would have realized or incurred had such transactions been effected with independent third parties.

Indebtedness
September 30,                                1996           1995
7.25% Convertible Subordinated Debentures,
  due 2005                                   $ 66,000,000   $ 66,000,000
Variable Rate Hazardous Waste Treatment
  Revenue Bonds, due 2020 (Interest rates
  range from 3.5% to 3.7%)                     45,700,000     45,700,000
7.75% Senior Unsecured Debentures,
  due 2001-2005                                13,839,000     13,839,000
Promissory note, interest at prime (8.25%),
  due 1995-2001                                 5,333,000      6,400,000
Other Long-Term Debt                            3,309,000      3,931,000
Less Current Maturities                        (1,728,000)    (1,689,000)
                                             $132,453,000   $134,181,000

    Other long-term debt consists of real estate purchase money mortgage obligations payable in installments to 2001, at interest rates of 9% and 10%. Land with a carrying value of $5,504,000 is pledged as collateral.

    The aggregate amounts of maturities and sinking fund requirements for all indebtedness over the next five years are as follows: 1997-$1,728,000; 1998- $1,728,000; 1999-$1,728,000; 2000-$1,728,000 and 2001-$4,496,000.

    Due to the variable rate provisions of the Hazardous Waste Treatment Revenue Bonds and the Promissory note, the carrying value approximates fair value. It is not practical to estimate the fair value of the Convertible Subordinated and Senior Unsecured Debentures due to an industry decline which impacted the Company's operations. The fair value of the remaining long-term debt approximates its carrying value.

    The 7.25% Convertible Subordinated Debentures due on March 31, 2005 are convertible into shares of the Company's common stock at a conversion price equal to $6.15 at any time prior to maturity. These Debentures contain default provisions which provide for accelerated repayment should the Company be in default with regard to the 7.75% Senior Unsecured Debentures. At the option of the Company, the Debentures are redeemable under certain circumstances on or after March 31, 1998 should the price per share of the Company's common stock exceed $6.97.

    The 7.75% Senior Unsecured Debentures contain covenants that restrict or limit the ability of the Company to pay dividends, incur indebtedness, repurchase common stock and the sale of assets. The Company must also maintain a fixed charge coverage ratio and a minimum tangible net worth of $145,000,000.

    At September 30, 1996, the Company was not in compliance with the fixed charge coverage ratio with respect to the 7.75% Senior Unsecured Debentures. Emerging Issues Task Force Issue No. 86-30, "Classification of Obligations When a Violation is Waived by the Creditor," requires a company to reclassify long-term debt as current when a covenant violation has occurred absent a loan modification and it is probable that the borrower will not be able to comply with the same covenant at measurement dates that are within the next twelve months. On November 27, 1996, the Company received a waiver of this covenant with respect to the period ended September 30, 1996 and the debt agreement was amended to reduce the quarterly fixed charge coverage ratio requirement for the periods up to and including September 30, 1997. Based upon current projections, management of the Company believes that it will be able to remain in compliance under the terms of the amended agreement. Additionally, the Company collateralized the 7.75% Senior Unsecured Debentures and the 7.25% Convertible Subordinated Debentures by granting a security interest in $22,000,000 of the Company's accounts receivable and a second mortgage on certain land with a carrying value of $4,973,000.

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

    The components of net periodic pension cost are as follows:

September 30,                    1996         1995         1994
Service cost                     $1,834,000   $1,398,000   $1,777,000
Interest cost                     1,345,000    1,102,000    1,032,000
Return on plan assets            (1,796,000)  (3,579,000)    (420,000)
Net amortization and deferral       170,000    2,455,000     (492,000)
Net periodic pension cost        $1,553,000   $1,376,000   $1,897,000

    The following table sets forth the funded status and the amount recognized in the Company's balance sheet for the plans:

September 30,                                 1996         1995
Actuarial present value of accumulated
  benefit obligation:
    Vested                                    $14,967,000  $11,928,000
    Non-vested                                  1,080,000    1,107,000
                                              $16,047,000  $13,035,000
Projected benefit obligation                  $19,844,000  $16,203,000
Plan assets at market value                    18,571,000   16,395,000
Projected benefit obligation in excess of
  (under) plan assets                           1,273,000     (192,000)
Unrecognized gain                               4,150,000    4,751,000
Unrecognized prior service                       (129,000)    (139,000)
Unamortized unfunded projected benefit
  obligation at adoption                         (691,000)    (768,000)
Accrued pension liability                     $ 4,603,000  $ 3,652,000

    The discount rate and the rate of assumed compensation increase for all three years were 8.0% and 5.0%, respectively. The expected long-term rate of return on assets was 9.0% for 1996 and 1995 and 9.5% for 1994.

    The assets of the plan at September 30, 1996 were invested 75% in equity securities, 19% in fixed income securities and the balance in other interest bearing accounts.

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

    Accrued remediation and other costs were $11,799,000 and $15,682,000 at September 30, 1996 and 1995, respectively. Major elements of cost in these reserves include groundwater recovery systems, slurry wall or alternative containment systems, excavation and disposal of soil and waste material, and engineering study and report costs associated with the remedial activities. These major cost elements are segregated according to facility location and are based on studies performed for the Environmental Protection Agency and the states where the facilities operate. Changing federal or state standards as well as technological developments and alternative engineering solutions may affect the cost estimates in the future. Based on the status of the various remedial programs at the facilities, it is expected that most, if not all, of the remedial work will occur within the next five years. The Company believes that the ultimate costs associated with these remediation activities will not be material.

    Regulatory agencies normally require operators with temporary or long-term permits to provide insurance protection for other parties in the event of environmental damage and to provide for continued maintenance after operations are terminated. The Company has supplied financial assurance to regulatory agencies and others in the aggregate amount of $56,808,000 at September 30, 1996, which included letters of credit of $6,707,000. The balance is satisfied principally by a combination of insurance and trust funds.

Lease Commitments
    The Company leases some of the premises and equipment used in its operations. Leases classified as operating leases expire on various dates during the next eight years. Total rental expense for all operating leases except those with terms of a month or less was $4,915,000 in 1996, $4,266,000 in 1995 and $4,392,000 in 1994.

    Minimum future rental payments required under operating leases having non-cancelable terms in excess of one year as of September 30, 1996 are as follows:

Year Ending September 30,

1997                                 $5,900,000
1998                                  4,702,000
1999                                  2,622,000
2000                                  1,620,000
2001                                  1,282,000
Later years                           1,152,000
Total minimum payments required     $17,278,000

Quarterly Results (Unaudited)
                                  December        March           June            September
1996                              31              31              30(1)           30(1)
Revenues                          $ 61,436,000    $ 58,731,000    $ 61,582,000    $ 59,381,000
Gross profit (loss)               $    724,000    $ (4,355,000)   $   (191,000)   $      2,000
Loss before income tax benefit    $(10,409,000)   $(14,978,000)   $ (9,534,000)   $(10,990,000)
Net loss                          $ (6,673,000)   $ (9,561,000)   $ (6,207,000)   $ (7,745,000)
Loss per share                    $       (.11)   $       (.16)   $       (.10)   $       (.13)

1995
Revenues                          $ 49,907,000    $ 43,354,000    $ 63,287,000    $ 60,819,000
Gross profit (loss)               $  7,977,000    $   (742,000)   $    556,000    $ (1,622,000)
Earnings (loss) before income
  tax (benefits)                  $  1,876,000    $ (7,508,000)   $(10,094,000)   $(12,929,000)
Net earnings (loss)               $  1,220,000    $ (4,577,000)   $ (6,606,000)   $ (8,329,000)
Earnings (loss) per share         $        .02    $       (.08)   $       (.11)   $       (.13)

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
    Description                          of Period    Expenses    Accounts  Recoveries    Period

 Year Ended
September 30,

 1996: Allowance for doubtful accounts       $  681     $  156                  $189       $  648
       Deferred tax valuation allowance(2)   $2,138     $1,230                             $3,368




 1995: Allowance for doubtful accounts       $  724     $  325                  $368       $  681
       Deferred tax valuation allowance(2)      -          -        $2,138                 $2,138




 1994: Allowance for doubtful accounts       $  422     $  128      $  367(1)   $193       $  724




     (1) Subsidiary balance at date of acquisition.
     (2) The Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets which may not be realized principally due to expiration of operating loss carryforwards.

                   ROLLINS ENVIRONMENTAL SERVICES, INC.


                           Exhibits to Form 10-K


                 For Fiscal Year Ended September 30, 1996



       Index to Exhibits                                    Page Nos.


   Exhibit 21       Rollins Environmental Services, Inc.
                      Subsidiaries at September 30, 1996

   Exhibit 27       Rollins Environmental Services, Inc.
                      Financial Data Schedule at
                      September 30, 1996

   Exhibit 4  (g)   First Supplemental Indenture dated
                      as of September 30, 1995 between
                      Rollins Environmental Services, Inc.
                      and First Fidelity Bank

              (h)   Second Supplemental Indenture dated
                      as of September 30, 1996 between
                      Rollins Environmental Services, Inc.
                      and First Fidelity Bank

              (i)   Amendment No. 1 to Debenture Purchase
                      Agreement dated as of September 30,
                      1996 between Rollins Environmental
                      Services, Inc. and Westinghouse
                      Electric Corporation

              (j)   First Supplemental Indenture dated
                      as of September 30, 1996 between
                      Rollins Environmental Services, Inc.
                      and Texas Commerce Bank

              (k)   Third Supplemental Indenture dated
                      as of November 27, 1996 between
                      Rollins Environmental Services, Inc.
                      and First Fidelity Bank

                                                                 Exhibit 21



                   ROLLINS ENVIRONMENTAL SERVICES, INC.
                      Subsidiaries of the Registrant
                            September 30, 1996

                                                         JURISDICTION OF
       NAME                                              INCORPORATION

   Allworth of Tennessee, Inc.                            Tennessee

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

   Rollins Environmental Services (NJ) Inc.               Delaware

   Rollins Environmental Services (TX) Inc.               Delaware

   Tipton Environmental Technology, Inc.                  Delaware

   Rollins Environmental Services (CA) Inc.               Delaware

   Rollins Environmental, Inc.                            Delaware

   Sussex Contractors, Inc.                               Delaware

   Gloucester County Construction Company                 Delaware