Form 10-Q
period 1996-12-31
ROLLINS ENVIRONMENTAL SERVICES INC
filed 1997-01-24
CIK 701856

Page 1 of 7

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549



                                FORM 10-Q


(Mark One)

/ X /     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          December 31, 1996

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

                                                    Yes   X     No _____

     The number of shares of the registrant's common stock outstanding as of December 31, 1996 was 60,375,811.

FORM 10-Q                                                     Page 2 of 7

                     PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended December 31, 1996 are not necessarily indicative of the results that may be expected for the year ending September 30, 1997. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1996.


                  ROLLINS ENVIRONMENTAL SERVICES, INC.
                  CONSOLIDATED STATEMENT OF OPERATIONS
               ($000 Omitted Except for Per Share Amounts)


                                                     Quarter Ended
                                                      December 31,
                                                  1996         1995

Revenues                                         $59,384      $61,436

Operating expenses                                49,147       52,738
Depreciation                                       8,114        7,530
Selling and administrative expenses                7,847        9,214
Interest expense                                   2,236        2,363

                                                  67,344       71,845

Loss before income tax benefit                    (7,960)     (10,409)

Income tax benefit                                (2,792)      (3,736)

Net loss                                         $(5,168)     $(6,673)

Loss per share                                   $  (.09)     $  (.11)

Average common shares and equivalents
  outstanding (000)                               60,376       60,421

Dividends paid per common share                     None        None

FORM 10-Q                                                     Page 3 of 7

                  ROLLINS ENVIRONMENTAL SERVICES, INC.
                       CONSOLIDATED BALANCE SHEET
                             ($000 Omitted)

                                                December 31,  September 30,
               ASSETS                               1996        1996
Current assets
  Cash and cash equivalents (includes
    short-term investments of:
    $9,277-December; $18,166-September)           $ 11,768    $ 27,231
  Accounts receivable, net                          44,028      42,302
  Income taxes recoverable                           3,880       7,059
  Deferred income taxes                              4,901       5,616
  Other current assets                               8,985      11,356
     Total current assets                           73,562      93,564

Property and equipment, at cost
  Land                                              31,324      31,324
  Buildings                                         76,082      75,661
  Equipment and vehicles                           303,171     303,305
  Site improvements                                 40,763      39,978
  Construction in progress                           5,385       5,525
  Accumulated depreciation                        (190,594)   (182,982)
                                                   266,131     272,811
Excess of cost over net assets of
    businesses acquired                              9,205       9,331
Other assets                                         8,718       9,261
     Total assets                                 $357,616    $384,967

     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable                                $ 17,909    $ 21,369
  Accrued liabilities                               21,573      34,432
  Accrued remediation and other costs                2,369       1,970
  Current maturities of long-term debt               1,238       1,728
     Total current liabilities                      43,089      59,499

Long-term debt                                     131,918     132,453
Accrued remediation and other costs                  8,369       9,829
Other liabilities                                    8,143       7,396
Deferred income taxes                               16,782      21,307

Commitments and contingent liabilities
  See Part II, Item 1 Legal Proceedings

Shareholders' equity
  Preferred stock, $1 par value,
     1,000,000 shares authorized; issued and
     outstanding - None
  Common stock, $1 par value, 120,000,000 shares
     authorized; issued and outstanding:
     December-60,375,811; September-60,375,811      60,376      60,376
  Additional paid-in capital                         4,650       4,650
  Retained earnings                                 84,289      89,457
     Total shareholders' equity                    149,315     154,483
     Total liabilities and shareholders' equity   $357,616    $384,967

FORM 10-Q                                                     Page 4 of 7

                  ROLLINS ENVIRONMENTAL SERVICES, INC.
                  CONSOLIDATED STATEMENT OF CASH FLOWS
                             ($000 Omitted)



                                                         Quarter Ended
                                                          December 31,
                                                        1996       1995

Cash flows from operating activities:
  Net loss                                            $(5,168)   $(6,673)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
    Expenditures charged to accrued remediation
      and other costs                                  (1,061)    (1,160)
    Depreciation and amortization                       8,246      7,781
    Changes in assets and liabilities:
      Current and deferred income taxes                  (301)    (3,672)
      Accounts receivable                              (1,726)    (1,704)
      Accounts payable and accrued liabilities        (16,319)      (390)
      Other, net                                        3,325        (30)
    Net cash used in operating activities             (13,004)    (5,848)

Cash flows from investing activities:
  Purchase of property and equipment                   (1,434)    (2,687)
  Proceeds from sale of equipment                         -            4
    Net cash used in investing activities              (1,434)    (2,683)

Cash flows from financing activities:
  Repayment of long-term debt                          (1,025)      (984)
    Net cash used in financing activities              (1,025)      (984)

Cash and cash equivalents:
Net decrease in cash and cash equivalents             (15,463)    (9,515)

  Beginning of period                                  27,231     38,691
  End of period                                       $11,768    $29,176

Supplemental information:
  Interest paid                                       $   999    $ 1,363
  Income taxes (recovered) paid                       $(2,491)   $    64

FORM 10-Q                                                     Page 5 of 7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations: Three Months Ended December 31, 1996 vs. Three Months Ended December 31, 1995

     Revenues decreased by $2,052,000 (3.3%) to $59,384,000 from the $61,436,000 reported last year. The decrease in revenues was the result of higher incineration volumes processed at lower average prices and lower transportation revenues offset in part by an increase in landfill and other service revenues. The Company's incineration revenues continue to be adversely affected by industry-wide overcapacity and intense price competition.

     Operating expenses decreased by $3,591,000 (6.8%) primarily as the result of lower transportation, payroll, insurance and maintenance costs offset in part by higher costs related to the increased incineration volumes and the use of subcontractors to dispose of various waste streams outside the Company's permitted capabilities.

     Depreciation expense increased by $584,000 (7.8%) due mainly to an increase in amortization of airspace for a completed landfill cell.

     Selling and administrative expenses decreased by $1,367,000 (14.8%). The decrease is attributable to the continued integration of various acquisitions into the existing business and continued Company-wide costs containment efforts. As a percentage of revenues, selling and administrative expenses decreased to 13.2% in 1996 from 15.0% in 1995.

     Interest expense decreased by $127,000 (5.4%) as a result of the reduction in long-term debt from the same period last year.

     The effective rate of income tax benefit for the quarters ended December 31, 1996 and 1995 were 35.1% and 35.9%, respectively.

Liquidity and Capital Resources

     The cash used in operations during the first fiscal quarter of 1997 is not representative of the Company's expectations for future quarters due to the unfavorable working capital changes experienced. The decrease in cash was mainly due to RES (NJ) and the EPA settling the outstanding claims with the Bridgeport Rental & Oil Services Superfund Site for a payment of $13,035,000.

     During the first fiscal quarter of 1997 and 1996, expenditures for property and equipment were $1,434,000 and $2,687,000, respectively. In addition, expenditures on remediation projects at the Company's facilities during the first fiscal quarter of 1997 and 1996 were $1,061,000 and $1,160,000, respectively. The Company financed its capital and remediation expenditures during the first fiscal quarter of 1997 from available cash resources.

     The Company's capital and remediation expenditures for the remainder of fiscal 1997 are projected to be approximately $5,636,000. Capital and remediation expenditures are expected to be financed from available cash balances, income tax refunds and proceeds from the sale of certain nonstrategic assets.

FORM 10-Q                                                     Page 6 of 7

     For the remainder of fiscal year 1997, the Company anticipates lower operating cash requirements as it realizes the benefits of cost reductions and lower capital spending. The Company believes that existing cash balances, cash expected to be generated from operations, which includes income tax refunds, and proceeds from the sale of certain nonstrategic assets will be sufficient to meet the Company's cash requirements for the remainder of fiscal 1997. For further details, see pages 8 and 9 of the Company's 1996 Annual Report on Form 10-K.

                       PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     There have been no additional significant legal proceedings nor any material changes in the legal proceedings reported on pages 4 and 5 of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996.

Item 2.  Changes in Securities

     None.

Item 3.  Defaults Upon Senior Securities

     None.

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

Item 5.  Other Information

     None.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits - none.

     (b)  Reports on Form 8-K
          No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1996. However, on January 6, 1997, the Company filed a report on Form 8-K wherein under Item 5 - Other Events the full text of the letter of intent between Laidlaw, Inc. and the Company, providing for the sale to the Company of 100% of the hazardous and industrial waste operations of Laidlaw, was reported.

FORM 10-Q                                                     Page 7 of 7
                               SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE:    January 24, 1997      ROLLINS ENVIRONMENTAL SERVICES, INC.

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