Form 10-Q
period 1997-03-31
ROLLINS ENVIRONMENTAL SERVICES INC
filed 1997-05-09
CIK 701856

Page 1 of 8

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                                FORM 10-Q

(Mark One)

/ X /     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          March 31, 1997

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

                                                 Yes   X     No _____

     The number of shares of the registrant's common stock outstanding as of March 31, 1997 was 60,375,811.


FORM 10-Q                                                     Page 2 of 8

                     PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending September 30, 1997. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1996.


                  ROLLINS ENVIRONMENTAL SERVICES, INC.
                  CONSOLIDATED STATEMENT OF OPERATIONS
               ($000 Omitted Except for Per Share Amounts)

                                      Quarter Ended    Six Months Ended
                                        March 31,          March 31,
                                     1997      1996     1997      1996

Revenues                           $ 46,553  $58,731  $105,937  $120,167

Operating expenses                   48,965   54,259    98,112   106,997
Depreciation                          7,783    8,419    15,897    15,949
Selling and administrative expenses   7,424    8,720    15,271    17,934
Interest expense                      2,126    2,311     4,362     4,674
                                     66,298   73,709   133,642   145,554

Loss before income tax benefit      (19,745) (14,978)  (27,705)  (25,387)

Income tax benefit                   (7,406)  (5,417)  (10,198)   (9,153)

Net loss                           $(12,339) $(9,561) $(17,507) $(16,234)

Loss per share                     $   (.20) $  (.16) $   (.29) $   (.27)

Average common shares and
   equivalents outstanding (000)                        60,385    60,378

Dividends paid per common share      None      None       None     None

FORM 10-Q                                                     Page 3 of 8
                  ROLLINS ENVIRONMENTAL SERVICES, INC.
                       CONSOLIDATED BALANCE SHEET
                             ($000 Omitted)
                                                March 31, September 30,
               ASSETS                             1997        1996
Current assets
  Cash and cash equivalents (includes
    short-term investments of:
    $16,988-March; $18,166-September)           $ 19,612    $ 27,231
  Accounts receivable, net                        35,936      42,302
  Income taxes recoverable                          -          7,059
  Deferred income taxes                            5,101       5,616
  Other current assets                             6,540      11,356
     Total current assets                         67,189      93,564

Property and equipment, at cost
  Land                                            31,324      31,324
  Buildings                                       76,129      75,661
  Equipment and vehicles                         304,027     303,305
  Site improvements                               40,780      39,978
  Construction in progress                         5,970       5,525
  Accumulated depreciation                      (198,215)   (182,982)
                                                 260,015     272,811
Excess of cost over net assets of
    businesses acquired                            9,080       9,331
Other assets                                       9,135       9,261
     Total assets                               $345,419    $384,967

     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable                              $ 19,615    $ 21,369
  Accrued liabilities                             17,488      34,432
  Accrued remediation and other costs              2,387       1,970
  Income taxes payable                               399         -
  Current maturities of long-term debt             1,728       1,728
     Total current liabilities                    41,617      59,499

Long-term debt                                   131,428     132,453
Accrued remediation and other costs                7,723       9,829
Other liabilities                                  8,531       7,396
Deferred income taxes                             19,144      21,307

Commitments and contingent liabilities
  See Part II, Item 1 Legal Proceedings
Shareholders' equity
  Preferred stock, $1 par value,
     1,000,000 shares authorized; issued and
     outstanding - None
  Common stock, $1 par value, 120,000,000 shares
     authorized; issued and outstanding:
     March-60,375,811; September-60,375,811       60,376      60,376
  Additional paid-in capital                       4,650       4,650
  Retained earnings                               71,950      89,457
     Total shareholders' equity                  136,976     154,483
     Total liabilities and shareholders' equity $345,419    $384,967

FORM 10-Q                                                     Page 4 of 8


                  ROLLINS ENVIRONMENTAL SERVICES, INC.
                  CONSOLIDATED STATEMENT OF CASH FLOWS
                             ($000 Omitted)



                                                    Six Months Ended
                                                        March 31,
                                                    1997        1996

Cash flows from operating activities:
  Net loss                                        $(17,507)  $(16,234)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Expenditures charged to accrued remediation
      and other costs                               (1,689)    (1,537)
    Depreciation and amortization                   16,161     16,362
    Changes in assets and liabilities:
      Current and deferred income taxes              5,810        728
      Accounts receivable                            6,366        508
      Accounts payable and accrued liabilities     (18,698)    (6,675)
      Other, net                                     6,064      1,423
    Net cash used in operating activities           (3,493)    (5,425)

Cash flows from investing activities:
  Purchase of property and equipment                (3,101)    (5,788)
  Proceeds from sale of equipment                      -          119
    Net cash used in investing activities           (3,101)    (5,669)

Cash flows from financing activities:
  Repayment of long-term debt                       (1,025)      (984)
    Net cash used in financing activities           (1,025)      (984)

Cash and cash equivalents:
Net decrease in cash and cash equivalents           (7,619)   (12,078)

  Beginning of period                               27,231     38,691
  End of period                                   $ 19,612   $ 26,613

Supplemental information:

  Interest paid                                   $  4,531   $  4,862
  Income taxes recovered                          $(16,008)  $ (9,880)

FORM 10-Q                                                     Page 5 of 8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations: Six Months Ended March 31, 1997 vs. Six Months Ended March 31, 1996

     Revenues decreased by $14,230,000 (11.8%) to $105,937,000 from the
$120,167,000 reported last year. Incineration revenues decreased by $9,580,000, which was the result of higher incineration volumes processed at lower average prices. Transportation, landfill and other revenues decreased by $4,650,000 which primarily was the result of the expiration of a large disposal contract with one customer in December 1996. The Company's incineration revenues continue to be adversely affected by industry-wide overcapacity and intense price competition.

     Operating expenses decreased by $8,885,000 (8.3%) to $98,112,000 from the $106,997,000 reported last year. The decrease was the result of lower transportation, insurance and maintenance costs offset in part by higher costs related to the increased incineration volumes and the use of subcontractors to dispose of various waste streams outside the Company's permitted capabilities. Operating expenses as a percentage of revenues increased to 92.6% in 1997 from 89.0% in 1996.

     Depreciation expense for the six months ended March 31, 1997 was essentially the same as last fiscal year.

     Selling and administrative expenses decreased $2,663,000 (14.8%). The decrease is attributed to the continued integration of various acquisitions into the existing business and continued Company-wide costs containment efforts. As a percentage of revenues, selling and administrative expenses decreased to 14.4% in 1997 from 14.9% in 1996.

     Interest expense decreased by $312,000 (6.7%) primarily as the result of the reduction in long-term debt from the same period last year.

     The effective rates of income tax benefit for the six months ended March 31, 1997 and 1996 were 36.8% and 36.1%, respectively.

Results of Operations: Quarter Ended March 31, 1997 vs. Quarter Ended March 31, 1996.

     Revenues decreased by $12,178,000 (20.7%) to $46,553,000 from the
$58,731,000 reported last year. Incineration revenues decreased by $7,116,000 which was the result of lower incineration volumes processed at lower average prices. Transportation, landfill and other revenues decreased by $5,062,000 which was the result of lower incineration volumes and the expiration of a large disposal contract with one customer in December 1996. The Company's incineration revenues continue to be adversely affected by industry-wide overcapacity and intense price competition.




FORM 10-Q                                                     Page 6 of 8

     Operating expenses decreased by $5,294,000 (9.8%) to $48,965,000 from the $54,259,000 reported last year. The decrease in operating expense reflects the lower levels of incineration volumes and lower transportation costs. Operating costs as a percentage of revenues increased to 105.2% in 1997 from 92.4% in 1996 mainly due to the large component of the Company's cost structure which is fixed.

     Depreciation expense decreased $636,000 (7.6%) mainly due to a decrease in the amortization of airspace which resulted from lower landfill revenues.

     Selling and administrative expenses decreased by $1,296,000 (14.9%). The decrease is attributed to the continued integration of various acquisitions into the existing business and continued Company-wide costs containment efforts. As a percentage of revenues, selling and administrative expenses increased to 15.9% in 1997 from 14.8% in 1996 mainly due to the lower levels of revenues.

     Interest expense decreased by $185,000 (8.0%) primarily as a result of the reduction in long-term debt from the same period last year.

     The effective rates of income tax benefit for the three months ended March 31, 1997 and 1996 were 37.5% and 36.2%, respectively.

Liquidity and Capital Resources

     The cash used in operations during the first six months of fiscal 1997 is not representative of the Company's expectations for future quarters due to the unfavorable working capital changes experienced. The decrease in cash was mainly due to RES (NJ) and the EPA settling the outstanding claims with the Bridgeport Rental & Oil Services Superfund Site for a payment of $13,035,000.

     During the first six months of fiscal 1997 and 1996, expenditures for property and equipment were $3,101,000 and $5,788,000, respectively. In addition, expenditures on remediation projects at the Company's facilities for the first six months of fiscal 1997 and 1996 were $1,689,000 and $1,537,000, respectively. The Company financed its capital and remediation expenditures from available cash resources which included income tax refunds.

     The Company's projected capital and remediation expenditures for the remainder of fiscal 1997 are approximately $3,864,000. Capital and remediation expenditures are expected to be financed from available cash balances.

     For the remainder of fiscal year 1997, the Company anticipates lower operating cash requirements as it realizes the benefits of cost reductions and a lower capital spending. The Company believes that existing cash balances and cash expected to be generated from operations will be sufficient to meet the Company's cash requirements for the remainder of fiscal 1997. For further details, see pages 8 and 9 of the Company's 1996 Annual Report on Form 10-K.


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

   None.

Item 3.  Defaults Upon Senior Securities

   None.

Item 4.  Submission of Matters to a Vote of Security Holders

   The Company's Annual Meeting of Shareholders was held on January 31, 1997. With regard to Proposal No. 1 of the NOTICE OF ANNUAL MEETING OF SHAREHOLDERS TO BE HELD ON JANUARY 31, 1997 to elect three Class III Directors to the Board of Directors, Nicholas Pappas, John W. Rollins and Don S. Stansberry, Jr. were elected. At the meeting, 48,263,782, 48,259,102 and 48,564,299 affirmative votes were cast for Nicholas Pappas, John W. Rollins and Don C. Stansberry, Jr., respectively. There were no votes cast against any nominee and 4,075,968, 4,080,648 and 3,775,451 votes were withheld from Nicholas Pappas, John W. Rollins and Don C. Stansberry, Jr., respectively.

Item 5.  Other Information

   None.

Item 6.  Exhibits and Reports on Form 8-K

   (a)    Exhibit 3(ii) - By-Laws.
          By-Laws of Rollins Environmental Services, Inc. as last amended on January 31, 1997

   (b)    Reports on Form 8-K.
          On January 6, 1997, a report on Form 8-K was filed reporting that Rollins Environmental Services, Inc. ("Rollins") had entered into a letter of intent with Laidlaw, Inc. (("Laidlaw") which provides for the sale to Rollins of 100% of the outstanding stock of the United States and Canadian subsidiaries conducting the hazardous and industrial waste operations of Laidlaw. The full text of the letter of intent was disclosed.






FORM 10-Q                                                     Page 8 of 8

   (b)    Reports on Form 8-K (continued).
          On February 7, 1997, a report on Form 8-K was filed reporting that on February 6, 1997, Rollins Environmental Services, Inc. had entered into a stock purchase agreement with Laidlaw, Inc., among others, which provides for the sale to Rollins of 100% of the outstanding stock of the United States and Canadian subsidiaries conducting the hazardous and industrial waste operations of Laidlaw. The stock purchase agreement among Rollins Environmental Services, Inc., Laidlaw, Inc. and Laidlaw Transportation, Inc. dated as of February 6, 1997 was filed as
          Exhibit 2.1 to the Form 8-K.


                               SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

   DATE:    May  9, 1997       ROLLINS ENVIRONMENTAL SERVICES, INC.
                                             (Registrant)


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