Form 10-Q
period 1997-05-31
LAIDLAW ENVIRONMENTAL SERVICES INC
filed 1997-07-15
CIK 701856

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                   For the Quarterly Period Ended May 31, 1997
                                                  ------------

                          Commission File Number 1-8368
                                                 ------


                      LAIDLAW ENVIRONMENTAL SERVICES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



             DELAWARE                                   51-0228924
--------------------------------------------------------------------------------
 (State or other jurisdiction of                    (I.R.S. Employer
  incorporation or organization)                   Identification No.)


1301 Gervais Street Columbia, South Carolina                  29201
--------------------------------------------------------------------------------
  (Address of principal executive offices)                  (Zip Code)

                                 (803) 933-4210
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                      Rollins Environmental Services, Inc.
              One Rollins Plaza, Wilmington, Delaware, September 30
--------------------------------------------------------------------------------
  (Former name, address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes   X     No
                                -----      -----

         The number of shares of the issuer's common stock outstanding as of June 27, 1997 was 180,375,811.

                          Exhibit Index on Page 29

                      LAIDLAW ENVIRONMENTAL SERVICES, INC.


                                      INDEX


PART 1     FINANCIAL INFORMATION

Item 1     Financial Statements

           Consolidated Balance Sheets as of May 31, 1997 and
           August 31, 1996                                                3

           Consolidated Statements of Operations for the Three and
           Nine Month Periods Ended May 31, 1997 and 1996                 4

           Consolidated Statements of Cash Flows for the Nine Month
           Periods Ended May 31, 1997 and 1996                            5

           Pro Forma Combined Statements of Operations for the Nine
           Month Periods Ended May 31, 1997 and 1996                      6

           Notes to Consolidated Financial Statements                     7

Item 2     Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                     15


PART II    OTHER INFORMATION

Item 1     Legal Proceedings                                             21

Item 2     Changes in Securities                                         23

Item 4     Submission of Matters to a Vote of Security Holders           25

Item 5     Other Information                                             25

Item 6     Exhibits and Reports on Form 8-K                              25


Signatures                                                               28

                  LAIDLAW ENVIRONMENTAL SERVICES, INC. (Note 1)
                           CONSOLIDATED BALANCE SHEETS
                                ($ in Thousands)

                                                            May 31,             August 31,
                                                             1997                  1996
                                                            -------             ----------
                                                          (Unaudited)            (Note 2)
ASSETS
Current assets
     Cash and cash equivalents                             $   15,393            $        0
     Trade and other accounts receivable, net                 198,617               184,626
     Inventories                                                7,461                 7,956
     Income taxes recoverable                                     356                 5,017
     Other current assets                                       7,617                 5,871
                                                           ----------            ----------
          Total current assets                                229,444               203,470
Long-term investments                                          31,049                37,093
Property, plant and equipment, net                          1,237,379             1,112,728
Net assets of discontinued operations (Note 9)                      0                55,827
Goodwill                                                       71,101                81,579
Deferred charges                                               18,811                 1,467
                                                           ----------            ----------
  Total assets                                             $1,587,784            $1,492,164
                                                           ==========            ==========


LIABILITIES
Current liabilities
     Bank indebtedness                                     $        0            $   16,094
     Accounts payable                                          62,740                72,712
     Accrued liabilities                                      106,801                66,705
     Current portion of long-term debt (Note 4)                10,125                 7,282
                                                           ----------            ----------
          Total current liabilities                           179,666               162,793
Deferred items
  Income taxes                                                 24,231                86,985
  Other                                                       183,763                98,183
Long-term debt (Note 4)                                       525,050                49,426
Subordinated convertible debenture (Note 5)                   350,000                     0
                                                           ----------            ----------
     Total liabilities                                      1,262,710               397,387

Commitments and contingencies (Note 6)

STOCKHOLDERS' EQUITY AND NET INVESTMENT
     BY LAIDLAW (Note 7)
     Common stock                                             180,376               120,000
     Additional paid-in capital                               390,027             1,028,309
     Accumulated deficit                                     (245,329)              (53,532)
                                                           ----------            ----------
          Total stockholders' equity                          325,074             1,094,777
                                                           ----------            ----------
  Total liabilities and stockholders' equity               $1,587,784            $1,492,164
                                                           ==========            ==========

   The accompanying notes are an integral part of these financial statements.

                      LAIDLAW ENVIRONMENTAL SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   ($ in Thousands, Except Per Share Amounts)
                                   (Unaudited)


                                                           Three Months Ended        Nine Months Ended
                                                                 May 31,                   May 31,
                                                       -----------------------     -----------------------
                                                          1997          1996          1997          1996
                                                       ---------     ---------     ---------     ---------
Revenues                                               $ 155,330     $ 153,139     $ 468,522     $ 483,294

Expenses:
       Operating                                         112,699       110,076       338,343       345,144
       Depreciation and amortization                       9,597        11,704        39,134        36,625
       Selling, general and administrative                18,097        18,142        52,040        57,686
       Restructuring charge (Note 8)                     331,697             0       331,697             0
                                                       ---------     ---------     ---------     ---------
                                                         472,090       139,922       761,214       439,455
                                                       ---------     ---------     ---------     ---------
Operating income (loss)                                 (316,760)       13,217      (292,692)       43,839
Allocated interest expense (Note 2)                        7,749         6,498        24,030        29,146
Interest expense                                           3,544         2,739         5,892         4,349
Other income                                                 217           316         2,129         1,030
                                                       ---------     ---------     ---------     ---------
Income (loss) from continuing operations
       before income tax                                (327,836)        4,296      (320,485)       11,374
Income tax expense (benefit)                            (130,491)          451      (128,934)        1,898
                                                       ---------     ---------     ---------     ---------
Income (loss) from continuing operations
       before minority interest                         (197,345)        3,845      (191,551)        9,476
Minority interest                                            190          (859)         (266)       (2,335)
                                                       ---------     ---------     ---------     ---------
Income (loss) from continuing operations                (197,155)        2,986      (191,817)        7,141
Income from discontinued
       operations (Note 9)                                   234           710            20           912
                                                       ---------     ---------     ---------     ---------
       Net income (loss)                               $(196,921)    $   3,696     $(191,797)    $   8,053
                                                       =========     =========     =========     =========

Net income (loss) per share                            $  (1.501)    $   0.031     $  (1.550)    $   0.067

Weighted average common and common
       equivalent shares outstanding (000's)             131,156       120,000       123,760       120,000

   The accompanying notes are an integral part of these financial statements.

                   LAIDLAW ENVIRONMENTAL SERVICES, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                            ($ in Thousands)
                               (Unaudited)

                                                                              Nine Months Ended
                                                                                    May 31,
                                                                          -------------------------
                                                                             1997            1996
                                                                          ---------        --------
Cash flow from operating activities:
Net Income (loss)                                                         $(191,797)       $  8,053
       Adjustments to reconcile net income (loss) to net cash
              provided by (used in) continuing operations:
       Income from discontinued operations                                      (20)           (912)
       Restructuring charge, net of applicable income taxes (Note 8)        200,000               0
       Depreciation and amortization                                         39,134          36,625
       Deferred income taxes                                                  2,763           4,319
       Change in accounts receivable                                          4,146          11,064
       Change in accounts payable and accrued liabilities                   (54,380)        (28,699)
       Change in other, net                                                   9,141         (31,327)
                                                                          ---------        --------
Net cash provided by (used in) continuing operations                          8,987            (877)
Net cash provided by (used in) discontinued operations                         (357)            857
                                                                          ---------        --------
              Net cash provided by (used in) operating activities             8,630             (20)
                                                                          ---------        --------

Cash flow from investing activities:
       Cash acquired (expended) on acquisition of business                   15,451          (8,000)
       Purchase of property and equipment                                   (29,719)        (65,959)
       Increase in long-term investments                                     (1,977)         (2,511)
       Proceeds from sales of equipment                                       3,601           2,660
                                                                          ---------        --------
Net cash used in continuing operations                                      (12,644)        (73,810)
Net cash used in discontinued operations                                     (1,887)         (2,925)
                                                                          ---------        --------
              Net cash used in investing activities                         (14,531)        (76,735)

Cash flows from financing activities:
       Issuance of debt under Bank Credit Facility (Note 4)                 375,000               0
       Bank financing fees and expenses                                     (17,813)              0
       Repayment of long-term debt                                           (9,162)         (4,832)
       Payment to Laidlaw Inc. (Note 1)                                    (349,116)              0
       Advances from Laidlaw Inc. (Note 2)                                   22,385          81,587
                                                                          ---------        --------
              Net cash provided by financing activities                      21,294          76,755
                                                                          ---------        --------
Net increase in cash and cash equivalents                                    15,393               0
Cash and cash equivalents at:
       Beginning of period                                                        0               0
                                                                          ---------        --------
       End of period                                                      $  15,393        $      0
                                                                          =========        ========

NONCASH INVESTING AND FINANCING ACTIVITIES:
       Acquisition of Rollins (Note 1)
              Fair value of assets acquired                               $ 475,168        $      0
              Fair value of liabilities assumed                             309,134               0
                                                                          ---------        --------
              Fair value of stock issued (Note 7)                         $ 166,034        $      0
                                                                          =========        ========

   The accompanying notes are an integral part of these financial statements.

                      LAIDLAW ENVIRONMENTAL SERVICES, INC.
             PRO FORMA COMBINED STATEMENTS OF OPERATIONS (NOTE 10)
                        For the Nine Months Ended May 31
                   ($ in Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                                                                          Pro Forma
                                                                                         Adjustments
                                                   Accounting                      -----------------------   Pro Forma
                                                    Acquirer       Rollins             Dr           Cr       Combined
                                                  ------------   ------------      ---------     ---------   ---------
                                                                                   1997
                                                   -------------------------------------------------------------------
Revenues                                           $ 468,522      $150,985         $ 4,099  (a)   $     0    $ 615,408
Expenses:
       Operating                                     338,343       149,791                  (a)     4,099      484,035
       Depreciation and amortization                  39,134        22,606                  (b)     6,345       55,395
       Selling and administrative                     52,040        22,371                                      74,411
       Restructuring charge (Note 8)                 331,697             0                                     331,697
                                                    ---------      --------         -------        -------    ---------
                                                     761,214       194,768           4,099         10,444      945,538
                                                    ---------      --------         -------        -------    ---------
Operating loss                                      (292,692)      (43,783)          4,099         10,444     (330,130)
Allocated interest expense (Note 2)                   24,030             0                                      24,030
Interest expense                                       5,892         5,856           9,625  (c)                 21,373
Other income                                           2,129                                                     2,129
                                                    ---------      --------         -------        -------    ---------
Loss from continuing operations
       before income tax                            (320,485)      (49,639)         13,724         10,444     (373,404)
Income tax benefits                                 (128,934)      (17,460)          3,251  (d)               (143,143)
                                                    ---------      --------         -------        -------    ---------
Loss from continuing operations
       before minority interest                     (191,551)      (32,179)         16,975         10,444     (230,261)
Minority interest                                       (266)            0                                        (266)
                                                    ---------      --------         -------        -------    ---------
Loss from continuing operations                     (191,817)      (32,179)         16,975         10,444     (230,527)
Income from discontinued
       operations (Note 9)                                20             0                                          20
                                                    ---------      --------         -------        -------    ---------
Net loss                                            (191,797)      (32,179)         16,975         10,444     (230,507)
                                                    =========      ========         =======        =======    =========
Net loss per share                                                                                           $   (1.26)
Weighted average common and
       common equivalent shares
       outstanding (000's)                                                                                     182,847


                                                                                   1996
                                                    -------------------------------------------------------------------
Revenues                                           $ 483,294      $181,749         $ 4,258  (a)   $     0    $ 660,785
Expenses:
       Operating                                     345,144       159,248                  (a)     4,258      500,134
       Depreciation and amortization                  36,625        25,067                  (b)     6,345       55,347
       Selling and administrative                     57,686        25,519                                      83,205
                                                    ---------      --------         -------        -------    ---------
                                                     439,455       209,834           4,258         10,603      638,686
                                                    ---------      --------         -------        -------    ---------
Operating income (loss)                               43,839       (28,085)          4,258         10,603       22,099
Allocated interest expense (Note 2)                   29,146             0                                      29,146
Interest expense                                       4,349         6,836           6,509  (c)                 17,694
Other income                                           1,030                                                     1,030
                                                    ---------      --------         -------        -------    ---------
Income (loss) from continuing operations
       before income tax                              11,374       (34,921)         10,767         10,603      (23,711)
Income tax expense (benefits)                          1,898       (12,480)          3,786  (d)                 (6,796)
                                                    ---------      --------         -------        -------    ---------
Income (loss) from continuing operations
       before minority interest                        9,476       (22,441)         14,553         10,603      (16,915)
Minority interest                                     (2,335)            0                                      (2,335)
                                                    ---------      --------         -------        -------    ---------
Income (loss) from continuing operations               7,141       (22,441)         14,553         10,603      (19,250)
Income from discontinued
       operations (Note 9)                               912             0                                         912
                                                    ---------      --------         -------        -------    ---------
       Net income (loss)                           $   8,053      $(22,441)        $14,553        $10,603    $ (18,338)
                                                    =========      ========         =======        =======    =========
Net income (loss) per share                                                                                  $  (0.100)
Weighted average common and
       common equivalent shares
       outstanding (000's)                                                                                     182,847

                      LAIDLAW ENVIRONMENTAL SERVICES, INC.

                   Notes to Consolidated Financial Statements
                     For the Nine Months Ended May 31, 1997

NOTE 1 - BUSINESS COMBINATION

     On May 15, 1997, pursuant to a February 6, 1997, stock purchase agreement (the "Stock Purchase Agreement") between Rollins Environmental Services, Inc.("Rollins") and Laidlaw Inc. ("Laidlaw"), Rollins acquired the hazardous and industrial waste operations of Laidlaw ("Old LESI")(the "Transaction"). The business combination was accounted for as a reverse acquisition using the purchase method of accounting. Rollins issued 120 million common shares and a $350 million 5% subordinated convertible debenture, and paid $349.1 million in cash ($400 million, less debt of $50.9 million assumed), to Laidlaw to consummate the Transaction. Coincident with the closing of the Transaction, the continuing legal entity changed its name from Rollins Environmental Services, Inc. to Laidlaw Environmental Services, Inc. (the "Registrant" or "Company"). As a result of the Transaction, Laidlaw owns 67% of the issued common shares of the Company. As a result of the business combination being accounted for as a reverse acquisition, or the acquisition of Rollins by Old LESI (the "Accounting Acquirer"), the Company accordingly adopted the Accounting Acquirer's fiscal year-end of August 31.

     The reverse acquisition purchase price is the fair market value of the Rollins common shares outstanding prior to completion of the Transaction. As the only remaining conditions to close the Transaction after signing the Stock Purchase Agreement involved stockholder and regulatory approvals, the date of signing is the appropriate determination date for the market price of the Rollins common shares. The average closing market price per share on the NYSE - Composite Transactions for the five trading days before and after February 6, 1997, was $2.75. Applying this price per share to the 60,375,811 common shares outstanding on February 6, 1997, resulted in a deemed purchase price of approximately $166.0 million.


NOTE 2 - HISTORICAL FINANCIAL INFORMATION

     As a result of the Transaction described in Note 1, the historical financial information included in these consolidated financial statements is that of the Accounting Acquirer, the hazardous and industrial waste operations of Laidlaw. The results of operations of Rollins have been included from the date of acquisition, May 15, 1997.

         Prior to May 15, 1997, Laidlaw provided the majority of the financing for the Company's operating and investing activities through a combination of intercompany equity and debt investments. The total investment in the Company by Laidlaw is included in stockholders' equity prior to May 15, 1997. Interest expense associated with this intercompany financing has been allocated to the Company based on its share of Laidlaw's consolidated net assets.

NOTE 3 - BASIS OF PRESENTATION

     The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, do not include all of the disclosures required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the interim period results have been included; all such adjustments are of a normal recurring nature. Operating results for the three and nine month periods ended May 31, 1997 are not necessarily indicative of the results that may be expected for the full fiscal year ending August 31, 1997. These statements should be read in conjunction with the combined financial statements, including the accounting policies, and notes thereto included in the Registrant's Definitive Proxy on Form DEF 14A, filed with the Securities and Exchange Commission on May 1, 1997. Certain prior year amounts in the accompanying consolidated financial statements have been reclassified to conform to current year classifications. These reclassifications had no effect on net earnings or stockholders' equity.


NOTE 4 - LONG-TERM DEBT


     The Company financed the cash consideration portion of the Transaction and certain fees related thereto with proceeds of a bank credit facility (the "Bank Credit Facility") arranged with Toronto-Dominion Bank (the "Agent"), pursuant to a credit agreement (the "Credit Agreement") between the Company and a syndicate of banks and other financial institutions (collectively, the "Lenders"). The Bank Credit Facility consists of five parts: (i) a $275 million six-year senior secured revolving credit facility with a $200 million letter of credit sublimit ("Revolving Credit Facility"), (ii) a $165 million six-year senior secured amortizing term loan, (iii) a $60 million six-year senior secured amortizing Canadian term loan, (iv) a $75 million minimally amortizing seven-year senior secured term loan and (v) a $75 million minimally amortizing eight-year senior secured term loan. Clauses (ii), (iii), (iv) and (v) are collectively referred to herein as the "Term Loans".

     The Term Loans were drawn upon in full May 15, 1997, the closing date of the Transaction (the "Closing Date"). The Revolving Credit Facility has $200 million available for letters of credit and $100 million available for loans, subject to the aggregate limit of $275 million.

     Interest per annum on the Bank Credit Facility varies depending on the particular facility and whether the Company chooses to borrow under Eurodollar or non-Eurodollar loans.

     The Bank Credit Facility also contains negative, affirmative and financial covenants customarily found in credit agreements for financings similar to the financing provided under the Bank Credit Facility, including covenants
(i)requiring compliance with laws and performance of obligations, (ii) restricting transactions with affiliates, (iii) requiring satisfactory levels of cash interest coverage and fixed charge coverage and ratios of long-term debt to operating cash flow and total contingent obligations to operating cash flow, (iv) limiting annual capital expenditures, (v) requiring periodic reporting of financing information and (vi) restricting debt, guarantees, liens, mergers and consolidations, sales of assets, changes in the nature of the business and changes in charter documents and other material contracts.

     The Company's long-term debt as of May 31, 1997 and August 31, 1996, is as follows:

                                                       May 31,      August 31,
                                                         1997          1996
                                                       --------       -------
                                                          ($ in Thousands)
Bank Credit Facility:
     Term loans, with interest rates
        from 6.13% to 9.50%                            $375,360       $  --
     Revolving Credit Facility                             --            --
Notes due at various dates from 1997 to 2020
    with interest rates from 5% to 10%                  159,099       $55,474
Capital leases payable, due in 2000
    with interest rate of 8.5%                              716         1,234
                                                       --------       -------
                                                       $535,175       $56,708
Less: current portion                                    10,125         7,282
                                                       --------       -------
      Total long-term debt                             $525,050       $49,426
                                                       ========       =======

     The aggregate amount of minimum payments required on long-term debt in each of the years indicated is as follows:

                                                       ($ in Thousands)
     Year ending May 31, 1998                               $ 10,125
                         1999                                 23,877
                         2000                                 34,873
                         2001                                 51,011
                         2002                                 62,750
                         Thereafter                          352,539
                                                            --------
                                                            $535,175
                                                            ========

NOTE 5 - SUBORDINATED CONVERTIBLE DEBENTURE

     Pursuant to the Transaction described in Note 1, the Company issued a $350 million 5% Subordinated Convertible, Pay-In-Kind Debenture("PIK") due May 15, 2009 to Laidlaw.

     Interest on the PIK is payable semiannually, on November 15 and May 15 until maturity. Beginning on May 15, 2002, and continuing until maturity, the PIK is convertible, at the option of the holder into common shares of the Company based on a conversion price per share of $3.75 (the "Conversion Price"). Beginning on May 15, 2002, and continuing until maturity, the Company has the option to redeem the PIK in cash if the common shares are trading at a market price greater than or equal to 120% of the Conversion Price. The PIK ranks junior in right of payment (principal and interest) to all other long-term indebtedness, including the Bank Credit Facility.

     Interest payments due during the first two years after issuance of the PIK are required to be satisfied by the issuance of the Company's common shares, based on the market price of the common shares at the time the interest payments are due. At the Company's option, any other interest or principal payments (other than optional early redemption) may be satisfied by issuing common shares, based on the market price at the time such payments are due.


NOTE 6 - COMMITMENTS AND CONTINGENCIES

     The business of the Company's hazardous and industrial waste services is continuously regulated by federal, state, provincial and local provisions that have been enacted or adopted, regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment. The nature of the Company's businesses results in its frequently becoming a party to judicial or administrative proceedings involving all levels of governmental authorities and other interested parties. The issues that are involved generally relate to applications for permits and licenses by the Company and their conformity with legal requirements and alleged technical violations of existing permits and licenses. The Company does not believe that these matters will be material to its operations or financial condition.

         In the United States, The Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA") imposes financial liability on persons who are responsible for the release of hazardous substances into the environment. Present and past owners and operators of sites, which release hazardous substances, as well as generators and transporters of the waste material, are jointly and severally liable for remediation costs and environmental damage. At May 31, 1997, the Company had been notified that it was potentially a responsible party in connection with 21 locations in its hazardous waste management and other businesses. The Company continually reviews its status with respect to each location, taking into account its alleged connection to the location and the extent of its alleged contribution to the volume of waste at the location, the available evidence connecting the Company to that location and the numbers and financial soundness of other potentially responsible parties at the location. Based upon presently available information, the Company does not believe that potential liabilities arising from its involvement with these locations will be material to the Company's operations or financial condition.

         The consolidated federal income tax returns of Laidlaw Transportation, Inc. and its U.S. subsidiaries (which until May 15, 1997, included certain of the subsidiaries of the Company) for the fiscal years ended August 31, 1986, 1987 and 1988, have been under audit by the Internal Revenue Service. In March 1994, the subsidiaries received a statutory notice of deficiency proposing that the subsidiaries pay additional taxes relating to disallowed deductions in those income tax returns. The principal issue involved relates to the timing and the deductibility for tax purposes of interest attributable to loans owing to related foreign persons. The subsidiaries have petitioned the United States Tax Court (captioned as Laidlaw Transportation, Inc. & Subsidiaries et al v. Commissioner of Internal

Revenue, Docket Nos. 9361-94 and 9362-94) for a redetermination of claimed deficiencies of approximately $49.6 million (plus interest of approximately $76.5 million as of May 31, 1997).

         In May 1997, the subsidiaries received revenue agents' reports proposing that the subsidiaries pay additional taxes of approximately $160.7 million (plus interest of approximately $127.4 million as of May 31, 1997) relating to disallowed deductions in federal income tax returns for the fiscal years ended August 31, 1989, 1990 and 1991, based on the same issues. The subsidiaries intend to vigorously contest these claimed deficiencies. The Company anticipates that the Internal Revenue Service will propose adjustments for the same issue in subsequent taxation years.

         Pursuant to the Stock Purchase Agreement, Laidlaw and Laidlaw Transportation, Inc. agreed to be responsible for any tax liabilities, including the costs to defend the subsidiaries, resulting from these matters. Although the final outcome cannot be predicted with certainty, the Company, based upon a thorough review of the facts and advice of counsel, believes that the ultimate disposition of these issues will not have a materially adverse effect upon the Company's consolidated financial position or results of operations.


NOTE 7 - STOCKHOLDERS' EQUITY AND NET INVESTMENT BY LAIDLAW

         Prior to May 15, 1997, the Company's total stockholders' equity was composed of the intercompany investment by Laidlaw. The 120 million shares of common stock received by Laidlaw to consummate the Transaction described in Note 1, are deemed, for accounting purposes, to have been issued and outstanding in all prior periods presented in these consolidated financial statements.

         Changes in the components of stockholders' equity since September 1, 1996, are deemed, for accounting purposes, to have been as follows:

                                                           Paid-in Capital                                  Total
                                             Common         in Excess of            Accumulated         Stockholders'
                                              Stock              Par                   Deficit             Equity
                                             ------        ---------------          -----------         -------------
                                                                      ($ in Thousands)
Balance at September 1, 1996                $120,000          $1,028,309             $  (53,532)         $1,094,777
Net loss for period                                                                    (191,797)           (191,797)
Issuance of PIK to Laidlaw                                      (350,000)                                  (350,000)
Cash paid to Laidlaw                                            (349,116)                                  (349,116)
Issuance of additional shares                 60,376             105,658                                    166,034
Transfer of JTM Industries, Inc.
  to Laidlaw (Note 9)                                            (57,309)                                   (57,309)
Net additional Investment by Laidlaw                              12,485                                     12,485
                                            --------            --------             ----------          ----------
Balance at May 31, 1997                     $180,376            $390,027             $ (245,329)         $  325,074
                                            ========            ========             ==========          ==========

Authorized and issued capital stock:

     Since the former Rollins is the continuing legal entity, its authorized and issued capital stock constitutes that of the Company.

     The Company is authorized to issue 350 million shares of its $1 par value common stock and one million shares of its $1 par value preferred stock. The terms and conditions of each issue of preferred stock are determined by the Board of Directors.

     At May 31, 1997 the Company had issued and outstanding 180,375,811 shares of its $1 par value common stock. For accounting purposes, 120 million of these shares were deemed outstanding in all prior periods and 60,375,811 were deemed to have been issued on May 15, 1997, at $2.75 per share, as consideration ($166,034,000) for the acquisition of the former Rollins by the Company.

     No preferred stock has been issued.

     Each share of common stock outstanding includes one common stock purchase right (a "Right") which is non-detachable and non-exercisable until certain defined events occur, including certain tender offers or the acquisition by a person or group of affiliated or associated persons of 15% of the Company's common stock. Upon the occurrence of certain defined events, the Right entitles the holder to purchase additional stock of the Company or stock of an acquiring company at a 50% discount. The Right expires on June 30, 1999, unless earlier redeemed by the Company at a price of $.01 per Right.

Stock option plans:

     All outstanding employee stock options granted by the former Rollins, were fully vested on May 15, 1997, in accordance with the terms of the Stock Purchase Agreement referred to in Note 1. At May 31, 1997, 1,153,655 options were outstanding under the former Rollins employee stock option plans at exercise prices ranging from $2.25 to $12.25.


NOTE 8 - RESTRUCTURING CHARGE

     The Company's integration related to the Transaction described in Note 1, calls for the closure and consolidation of certain operations formerly owned by Rollins or by Old LESI. Such actions are expected to produce substantial cost savings.

      With respect to the Old LESI operations, the Company recorded a one-time charge of $331.7 million ($200 million after tax) against earnings in the quarter ended May 31, 1997, to reflect the closing of certain of the operating facilities that have become redundant, and an impairment in the carrying value of certain operating facilities due to lower expected future cash flows, as a result of the closing of the Transaction.

NOTE 9 - DISCONTINUED OPERATIONS

     On May 1, 1997, in contemplation of the Transaction described in Note 1, the Company transferred, in a non-cash transaction, JTM Industries, Inc., its coal combustion by-products management operations to Laidlaw. These operations were retained by Laidlaw and are not part of the Company's ongoing operations.

     The Company has classified these operations as discontinued. Historically those operations have been included in Laidlaw's Hazardous Waste Services segment for financial reporting purposes.

     Revenue for the discontinued operations for the nine month periods ended May 31, 1997 and 1996, was $41.5 million and $45.9 million, respectively.


NOTE 10 - PRO FORMA COMBINED FINANCIAL STATEMENTS

     The accompanying unaudited pro forma combined statements of operations for the nine months ended May 31, 1997 and 1996, assumes that the Transaction discussed in Note 1 herein, took place as of the beginning of each fiscal year, and combines therefrom the Accounting Acquirer's statement of operations through May 31, 1997 and 1996, with that of Rollins' through May 15, 1997 and May 31, 1996, respectively.

     The accompanying pro forma combined financial statements should be read in conjunction with the historical financial statements and related notes thereto included in the Registrant's Definitive Proxy on Form DEF 14A, which is incorporated by reference as Exhibit 99 (a) to this Quarterly Report.

     The following adjustments to the unaudited pro forma combined statements of operations have been made to reflect the acquisition of Rollins:

(a)  To eliminate transactions between combined companies.

(b) To adjust depreciation to reflect the fair value adjustment of property and equipment and to reflect the effects of the Transaction upon goodwill amortization.

(c) To adjust expense to reflect financing costs associated with the Transaction.

(d) To adjust income taxes (benefits) to record the pro forma income taxes (benefits) as computed under Statement of Financial Accounting Standard No. 109 on pro forma pre-tax income (loss).


NOTE 11 - SUBSEQUENT EVENTS

     Effective July 9, 1997, the directors of the Company set aside six million shares of its $1 par value common stock for issuance under a 1997 employee stock option plan. All options under this plan are for a term of ten years from the date of grant and become exercisable with respect to 20% of the total number of shares subject to the option, one year after the date, and with respect to an additional 20% at the end of each twelve month period thereafter on a cumulative basis during the succeeding four years. The plan provides for the granting of stock options to certain senior employees and officers of the Company at the discretion of the Board of Directors. The plan will be submitted to the Company's stockholders for approval at the next annual meeting. All options are subject to certain conditions of service.

     Effective July 9, 1997, the directors of the Company set aside 540,000 shares of its $1 par value common stock for issuance under the directors' stock option plan. All options under this plan are for a term of ten years from the date of the grant and become exercisable with respect to 20% of the total number of shares subject to the option on each of the five successive anniversaries of the date of the grant. All options are subject to stockholder approval of the plan and certain conditions of service.

     Subject to stockholder approval of the plans, the Board of Directors granted 1,097,500 shares to employees, and 90,000 shares to directors at an exercise price of $3.188.

NOTE 12 - RECENT ACCOUNTING DEVELOPMENTS

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128 "Earnings Per Share" ("FAS 128"). This standard is effective for financial statements issued for periods ending after December 15, 1997, and will be implemented in the Company's Annual Report on Form 10-K for the year ended August 31, 1998. The Company does not expect that FAS 128 will have a material impact on the earnings per share computation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Results of Operations: Three Months Ended May 31, 1997 compared with
                       Three Months Ended May 31, 1996

Operating results, before the restructuring charge, are as follows:

                                                                  Three Months Ended May 31,
                                                       ------------------------------------------------
                                                         1997      1996         1997          1996
                                                       -------   -------       ------        ------
                                                          ($ in Millions)
Revenue                                                $155.3     $153.1        100.0%       100.0%
Operating expense                                       112.7      110.1         72.5%        71.7%
Depreciation & amortization                               9.6       11.7          6.2%         7.6%
Selling, general & administrative                        18.1       18.1         11.7%        12.3%
                                                        -----      -----       ------        -----
Operating results                                      $ 14.9     $ 13.2          9.6%         8.4%
                                                       ======     ======       ======        =====


Revenues

Components of Revenue:

                                                        Three Months Ended May 31,
                                        --------------------------------------------------------
                                                    1997                            1996
                                                    ----                            ----
                                                             ($ in Millions)
Service Center                          $ 73.6              40%            $ 73.3            41%
Landfill                                  45.1              25%              44.4            25%
Incinerator                               14.9               8%               7.7             4%
Transportation                            23.2              13%              21.1            12%
Other                                     26.5              14%              32.5            18%
                                        ------             ----            ------           ----
                                        $183.3             100%            $179.0           100%
                                        ------             ====            ------           ====
Less: Intercompany eliminations           28.0                               25.9
                                        ------                             ------
     Total revenue                      $155.3                             $153.1
                                        ======                             ======

         Revenues increased $2.2 million, or 1.4%, during the three months ended May 31, 1997, compared to the three months ended May 31, 1996, supported primarily by the increase in the incinerator line of business. Revenue for incinerators increased 94.0% to $14.9 million from $7.7 million during the three months ended May 31, 1997 and 1996, respectively, reflecting the acquisition of the Rollins facilities. Transportation revenue of $23.2 million was $2.1 million, or 9.7%, better than the prior year period. Other revenue components declined $6.1 million, or 18.7%. Processing of intercompany streams during the current quarter increased $2.1 million, or 8.2%, over the prior year quarter.

     Management's estimates of the components of changes in the Company's consolidated revenue are as follows:


                                                          Percentage Increase (Decrease)
                                                            Three Months Ended May 31,
                                                            --------------------------
                                                         1997 over 1996    1996 over 1995
                                                         --------------    --------------

Expansion of customer base by acquisition                    7.3 %             1.7 %
Other, primarily through volume and price changes           (5.7)%            (7.5)%
Foreign exchange rate changes                                (.2)%              .1 %
                                                            ----              ----
     Total                                                   1.4 %            (5.7)%
                                                            ====              ====

     Growth in revenue in the quarter ended May 31, 1997, was primarily attributable to the acquisition of Rollins as described in Note 1 of the Notes to Consolidated Financial Statements in Item 1 (approximately 6.5%). Revenue from existing operations was lower, primarily due to the event projects having been completed by the Company's industrial landfill in Utah and by the Texas/Louisiana Gulf Coast remedial locations in the prior year.

Operating Expenses

         Operating expenses increased $2.6 million, or 2.4%, during the three months ended May 31, 1997, compared to the three months ended May 31, 1996. The increase was primarily attributable to additional business obtained as part of the acquisition of Rollins. As a percentage of revenue, operating expense increased to 72.5% from 71.7% in the comparable prior year period, primarily due to downward pricing pressure on revenue experienced since the same period last year.

Depreciation and Amortization Expense

         Depreciation and amortization expense decreased $2.1 million, or 17.9%, during the quarter ended May 31, 1997, compared to the prior year quarter. The decrease was most directly associated with reduced landfill cell space consumption rates at the Sarnia, Ontario facility where the approval of permitted site expansion allowed for a greater overall site life. As a percentage of revenue, depreciation and amortization expense decreased to 6.2% from 7.6% in the prior year also due to the decline in landfill cell amortization rates.


Selling, General and Administrative Expenses

         Selling, general and administrative expenses at $18.1 million, remained level during the three months ended May 31, 1997, versus the prior year quarter. As a percentage of revenue, selling, general and administrative expenses decreased to 11.7% from 12.3% in the prior year quarter due to cost reduction measures.

Restructuring Charge

     The Company's integration related to the Transaction described in Note 1 of the Notes to Consolidated Financial Statements in Item I, calls for the closure and consolidation of certain operations formerly owned by Rollins or by Old LESI. Management expects such actions to produce approximately $72 million of operating cash savings.

     With respect to the Old LESI operations, the Company recorded a one-time charge of $331.7 million ($200 million after tax) against earnings in the quarter ended May 31, 1997, to reflect the closing of certain of the operating facilities that have become redundant, and an impairment in the carrying value of certain operating facilities due to lower expected future cash flows, as a result of the closing of the Transaction.


Interest Expense

     Interest expense increased $2.1 million, or 22.3% during the three months ended May 31, 1997, over the prior year period primarily related to the Transaction. Prior to May 15, 1997, interest expense was allocated to Old LESI from the parent corporation, Laidlaw. Effective May 15, 1997, interest expense includes financing costs associated with the Bank Credit Facility, other long-term debt, and the PIK, as described in Note 4 and Note 5, respectively, of the Notes to Consolidated Financial Statements in Item 1.

Income Tax Expense (Benefit)

     Prior to May 15, 1997, income tax expense was allocated to Old LESI from the parent corporation. Effective May 15, 1997, the Company is subject to full federal and state income tax effects.

Earnings Per Share

     Net income (loss) per common share is computed by dividing net income
(loss) by the weighted average number of common shares deemed outstanding for each period presented. Shares of stock issuable pursuant to stock options and upon conversion of the Subordinated Convertible Pay-In-Kind Debenture, or common stock equivalents, have not been considered as their effect is immaterial or antidilutive. Excluding the after-tax restructuring charge of approximately $200 million, or $1.52 per share, earnings per share are $0.024 and $0.031 for the three months ended May 31, 1997 and 1996, respectively.

Results of Operations: Nine Months Ended May 31, 1997 compared with
                       Nine Months Ended May 31, 1996

Operating results, before the restructuring charge, are as follows:

                                                                      Nine Months Ended May 31,
                                                     ------------------------------------------------------
                                                        1997                1996         1997          1996
                                                        ----                ----         ----          ----
                                                          ($ in Millions)
Revenue                                              $ 468.5             $ 483.3       100.0%        100.0%
Operating expense                                      338.4               345.2        72.2%         71.2%
Depreciation & amortization                             39.1                36.6         8.4%          7.6%
Selling, general & administrative                       52.0                57.7        11.1%         12.4%
                                                     -------             -------       ------        ------
Operating income                                     $  39.0             $  43.8         8.3%          8.8%
                                                     =======             =======       ======        ======

Revenues

Components of Revenue:

                                                                    Nine Months Ended May 31,
                                                 ----------------------------------------------------------
                                                             1997                               1996
                                                             ----                               ----
                                                                      ($ in Millions)
Service Center                                   $213.6               39%            $217.0             39%
Landfill                                          135.1               24%             145.9             26%
Incinerator                                        42.0                8%              23.0              4%
Transportation                                     69.8               13%              67.9             12%
Other                                              91.4               16%             105.1             19%
                                                 ------              ----            ------            ----
                                                 $551.9              100%            $558.9            100%
                                                                     ====                              ====
Less: Intercompany eliminations                    83.4                                75.6
                                                 ------                              ------
     Total revenue                               $468.5                              $483.3
                                                 ======                              ======

         Revenues decreased by $14.8 million, or 3.1% during the nine months ended May 31, 1997, compared to the nine months ended May 31, 1996. Landfill revenue decreased by $10.8 million, or 7.4%, and other revenue was $13.7 million lower during the nine months ended May 31, 1997, versus the comparable prior year period. These decreases were offset by positive variances in incinerator revenue, up $19.0 million, or 82.6%, and transportation revenue, up $1.9 million, or 2.8%, in the respective periods. Revenue from processing intercompany streams increased $7.7 million, or 10.2%, over the prior nine month fiscal period.

     Management's estimates of the components of changes in the Company's consolidated revenue are as follows:

                                                                            Percentage Increase (Decrease)
                                                                               Nine Months Ended May 31,
                                                                      ------------------------------------------
                                                                      1997 over 1996              1996 over 1995
                                                                      --------------              --------------
Expansion of customer base by acquisition                                  3.2 %                       23.0 %
Other, primarily through volume and price changes                         (6.2)%                       (9.5)%
Foreign exchange rate changes                                             (0.1)%                        0.2 %
                                                                          ------                       ------
     Total                                                                (3.1)%                       13.7 %
                                                                          ======                       ======

     The comparative decline in revenue for the nine months ended May 31, 1997, was primarily due to non-recurring event projects performed in the prior year period by the Company's industrial landfill in Utah, the most significant of which included management and disposal activities related to dredging in the New York/New Jersey harbor area. Revenue contributions from acquired operations including the acquisition of Rollins and from Greenfield Services Corporation as of April 1, 1996, provided approximately $15.7 million, or 3.2%, in additional revenue from the comparable prior year.


Operating Expenses

         Operating expenses for the nine months ended May 31, 1997, decreased $6.8, or 2.0%, from the nine months ended May 31, 1996. The decrease was primarily attributable to the aforementioned prior year non-recurring activity. This decrease was somewhat offset by costs incurred at the Clive, Utah incineration facility as of September 1, 1996. Operating expense, as a percentage of revenue, increased to 72.2% from 71.2% in the prior year, also due to relatively lower revenue and the inclusion of expense at the Clive facility.


Depreciation and Amortization Expense

         Depreciation and amortization expense increased $2.5 million, or 6.8%, during the nine months ended May 31, 1997, compared to the nine months ended May 31, 1996. The increase was associated with increased landfill cell consumption and related amortization during the period as well as the inclusion of the Clive, Utah incineration facility's depreciation expense as of September 1, 1996. As a percentage of revenue, depreciation and amortization expense increased to 8.4% from 7.6% during the prior year period due in part to the higher landfill disposal as a proportion of total revenue and the inclusion of the Clive facility.


Selling, General and Administrative Expenses

         Selling, general and administrative expenses decreased $5.6 million, or 9.8%, during the nine months ended May 31, 1997 versus the comparable prior year period. The decrease was attributable to a number of cost reduction initiatives implemented and completed during the current period. As a percentage of revenue, selling, general and administrative expenses decreased to 11.1% from 12.4% in the prior year, due to the cost reduction measures.


Restructuring Charge

     A one-time restructuring charge of $331.7 million ($200 million after tax) impacted the earnings in the nine months ended May 31, 1997. The charge reflected the closing of certain of the operating facilities that have become redundant, and an impairment in the carrying value of certain operating facilities due to lower expected future cash flows as a result of the Transaction.


Interest Expense

     Interest expense increased by $3.6 million, or 10.7% from the prior nine month period primarily as a result of recapitalization related to the Rollins acquisition.

Income Tax Expense (Benefit)

     Prior to May 15, 1997, income tax expense was allocated to Old LESI from the parent corporation. Effective May 15, 1997, the Company is subject to full federal and state income tax effects.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     This report contains various forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including financial, operating and other projections. These statements are based on current plans and expectations of the Company and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements.

     Important factors that could cause actual results to differ include, among others, risks associated with acquisitions, fluctuations in operating results because of acquisitions and variations in stock prices, changes in applicable government regulations, competition, and risks associated with the operations and growth of the newly acquired business of Rollins. As a result of these factors, the Company's revenue and income could vary significantly from quarter to quarter, and past financial performance should not be considered a reliable indicator of future performance.

LIQUIDITY AND CAPITAL RESOURCES

     The cash provided by continuing operations during the first nine months of fiscal 1997 was $9.0 million.

     During the first nine months of fiscal 1997, expenditures for property, plant and equipment were $29.7 million.

     The Company's projected capital expenditures for the remainder of fiscal 1997 are approximately $10 million, and are expected to be financed from available cash resources.

     As a direct result of the personnel reductions and facility closures, the Company anticipates incurring cash severance and closure costs. With respect to the former Rollins operations, approximately $17 million of severance costs and $40 million of closure costs related to dismantling, decontamination and regulatory approval are expected to be incurred. With respect to the Old LESI operations, approximately $25 million of costs are expected to be incurred. Of such costs, management expects to incur between $20 million and $25 million within 12 months of the Transaction.

     The Company believes it has adequate liquidity for its ongoing operations and planned capital needs. For the remainder of fiscal year 1997, the Company anticipates lower operating cash requirements as it realizes the benefits of cost reductions and a lower capital spending. The Company's primary sources of liquidity are cash flows from operations combined with the funding sources described in Note 4 and Note 5 of the Notes to Consolidated Financial Statements in Item 1.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         The business of the Company's hazardous and industrial waste services is continuously regulated by federal, state, provincial and local provisions that have been enacted or adopted, regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment. The nature of the Company's businesses results in its frequently becoming a party to judicial or administrative proceedings involving all levels of governmental authorities and other interested parties. The issues that are involved generally relate to applications for permits and licenses by the Company and their conformity with legal requirements and alleged technical violations of existing permits and licenses. The Company does not believe that these issues will be material to the Company's operations or financial condition. At May 31, 1997, subsidiaries of the Company were involved in three proceedings of the latter type relating primarily to activities at waste treatment, storage and disposal facilities where the Company believes sanctions involved in each instance may exceed $100,000.

         In the United States, The Comprehensive Environmental Response Compensation and Liability Act of 1980 ("CERCLA") imposes financial liability on persons who are responsible for the release of hazardous substances into the environment. Present and past owners and operators of sites which release hazardous substances, as well as generators and transporters of the waste material, are jointly and severally liable for remediation costs and environmental damage. At May 31, 1997, the Company had been notified that it was potentially a responsible party in connection with 21 locations in its hazardous waste management and other businesses. The Company continually reviews its status with respect to each location, taking into account its alleged connection to the location and the extent of its alleged contribution to the volume of waste at the location, the available evidence connecting the Company to that location and the numbers and financial soundness of other potentially responsible parties at the location. Based upon presently available information, the Company does not believe that potential liabilities arising from its involvement with these locations will be material to the Company's operations or financial condition.

         A subsidiary of Company, Laidlaw Environmental Services of South Carolina, Inc. ("LESSC"), owns and operates a hazardous waste landfill near the Town of Pinewood in Sumter County, South Carolina. South Carolina law requires that hazardous waste facilities provide evidence of financial assurance for potential environmental cleanup and restoration in form and amount to be determined by the South Carolina Department of Health and Environmental Control ("DHEC").

         In its order dated May 19, 1994, the Board of DHEC (the "Board") decided that over a ten year period LESSC must establish a cash funded trust in the amount of $133 million adjusted for inflation as financial assurance for potential environmental cleanup and restoration. In August 1994, LESSC paid approximately $14 million cash into the trust fund as a first installment. The cash funded trust now stands at approximately $17 million. LESSC appealed to the South Carolina Circuit Court contesting the legality of the Board's determination.

         In June 1995, DHEC promulgated, and the South Carolina legislature approved, regulations governing financial assurance for environmental cleanup and restoration giving owner/operators of hazardous waste facilities the right to choose from among six options for providing financial assurance. The options include insurance, a bond, a letter of credit, a cash trust fund and a corporate guaranty with a financial test.

         In June 1995 under authority of the new regulations, the LESSC submitted financial assurance for potential environmental cleanup and restoration composed of a combination of the existing State Permitted Sites Fund (this is a state of South Carolina fund created by statute and funded by hazardous waste disposal taxes) in the amount of approximately $8 million and the balance of a total package of $135 million by way of a corporate guarantee by Laidlaw Inc. ("Laidlaw") in the amount of approximately $127 million. LESSC also left in place the existing cash trust fund in the present amount of approximately $17 million. DHEC accepted LESSC's financial submittal. On September 15, 1995, DHEC issued a declaratory ruling finding the new regulations applicable to financial assurance requirements for LESSC. A group of parties opposed to the ruling appealed the declaratory ruling to the South Carolina Circuit Court. The opposing parties include Citizens Asking for a Safe Environment, Energy Research Foundation, County of Sumter, Sierra Club, County of Clarendon, The Sumter County Legislative Delegation, the South Carolina Department of Natural Resources and the South Carolina Public Service Authority. In June 1996, LESSC submitted and DHEC accepted a similar financial assurance package for the state fiscal year ended June 30, 1997.

         LESSC's appeal of the May 19, 1994 DHEC order and the opposing parties' appeal of the September 15, 1995, DHEC declaratory ruling have been consolidated and are presently pending a decision of the South Carolina Circuit Court in the case captioned Laidlaw Environmental Services of South Carolina, Inc., et. al., Petitioners vs. South Carolina Department of Health and Environmental Control and South Carolina Board of Health and Environmental Control, Respondents - Energy Research Foundation, et. al., Intervenors, Docket Numbers C/A 94-CP-43-175, 94-CP-43-178, 94-CP-40-1412 and 94-CP-40-1859. A decision adverse to the Company could result in the reinstatement of the May 19, 1994 DHEC order. The Company believes that the regulations promulgated in June 1995 are legally valid and applicable to financial assurance requirements for the Pinewood landfill. Pursuant to the Stock Purchase Agreement, Laidlaw agreed to maintain, solely at its expense, until the tenth anniversary of the Transaction, as described in Item I, Note 1 to this report, the required financial assurance for the Pinewood facility.

         While the financial resolution of any of the above described matters may have an impact on the Company's consolidated financial results for a particular reporting period, management believes that the ultimate disposition of these matters will not have a materially adverse effect upon the consolidated financial position of the Company.

         The consolidated federal income tax returns of Laidlaw Transportation, Inc. and its U.S. subsidiaries (which until May 15, 1997, included certain of the subsidiaries of the Company) for the fiscal years ended August 31, 1986, 1987 and 1988, have been under audit by the Internal Revenue Service.

In March 1994, the subsidiaries received a statutory notice of deficiency proposing that the subsidiaries pay additional taxes relating to disallowed deductions in those income tax returns. The principal issue involved relates to the timing and the deductibility for tax purposes of interest attributable to loans owing to related foreign persons. The subsidiaries have petitioned the United States Tax Court (captioned as Laidlaw Transportation, Inc. & Subsidiaries et al v. Commissioner of Internal Revenue, Docket Nos. 9361-94 and 9362-94) for a redetermination of claimed deficiencies of approximately $49.6 million(plus interest of approximately $76.5 million as of May 31, 1997).

         In May 1997, the subsidiaries received revenue agents' reports proposing that the subsidiaries pay additional taxes of approximately $160.7 million (plus interest of approximately $127.4 million as of May 31, 1997) relating to disallowed deductions in federal income tax returns for the fiscal years ended August 31, 1989, 1990 and 1991, based on the same issues. The subsidiaries intend to vigorously contest these claimed deficiencies. The Company anticipates that the Internal Revenue Service will propose adjustments for the same issue in subsequent taxation years. Pursuant to the Stock Purchase Agreement, Laidlaw and Laidlaw Transportation, Inc. agreed to be responsible for any tax liabilities resulting from these matters. Although the final outcome cannot be predicted with certainty, the Company, based upon a thorough review of the facts and advice of counsel, believes that the ultimate disposition of these issues will not have a materially adverse effect upon the Company's consolidated financial position or results of operations.

         Other than as herein reported there have been no additional significant legal proceedings nor any material changes in the legal proceedings reported on pages 4 and 5 of the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1996 and the Definitive Proxy Statement on Form DEF 14A as referenced in Exhibit 99(a).

ITEM 2.  CHANGES IN SECURITIES.

(a) At a Special Meeting held on May 13, 1997 the Registrant's stockholders approved amendments to the Registrant's certificate of incorporation that (i) increased the number of authorized shares of common stock, par value $1.00 per share, from 120,000,000 to 350,000,000; (ii) changed the name of Registrant to Laidlaw Environmental Services, Inc. as of the closing of the Stock Purchase Agreement dated February 6, 1997 ("SPA") among the Registrant, Laidlaw, and Laidlaw Transportation, Inc. and (iii) increased the size of the Registrant's Board of Directors from eight to ten members.

(B) In connection with obtaining the financing necessary to complete the transaction contemplated by the SPA, certain subsidiaries of the Registrant entered into a credit agreement (the "Credit Agreement") which restricts the payment of dividends by the subsidiaries to the Registrant (unless lenders holding 66 2/3 % of (i) the total outstanding under the Term Loans (as defined in Note 4 to the Notes to the Consolidated Financial Statements contained in
Item 1 of Part I of this report) and (ii) the total commitments under the Revolving Credit Facilities (as defined in Note 4 to the Notes to the Consolidated Financial Statements contained in Item 1 of Part I of this report).

         The Credit Agreement also contains negative, affirmative and financial covenants customarily found in credit agreements for financings similar to the financing provided under the Credit Agreement, including covenants (i)requiring compliance with laws and performance of obligations, (ii) restricting transactions with affiliates, (iii) requiring satisfactory levels of interest coverage and fixed charge coverage and ratios of total funded debt to operating cash flow and total contingent obligations to operating cash flow, (iv) limiting annual capital expenditures, (v) requiring periodic reporting of financing information and (vi) restricting debt, guarantees, liens, mergers and consolidations, sales of assets, changes in the nature of the business and changes in charter documents and other material contracts.

         Among the financial covenants contained in the Credit Agreement are the following (capitalized terms used hereafter are defined in the Credit Agreement): (i)the Consolidated Total Leverage Ratio at the end of each fiscal quarter may not exceed a ratio of 3.50:1.00 in fiscal 1997 and 1998, reducing to 2.00:1.00 by fiscal 2004 and 2005; (ii) the Fixed Charge Coverage Ratio at the end of each fiscal quarter may not be less than 1.25:1.00 in fiscal 1997-1999, increasing to 1.50:1.00 in fiscal 2000-2005; (iii)the Interest Coverage Ratio for any period of four consecutive fiscal quarters shall be not less than 2.00:1.00 for fiscal 1997 and 1998, increasing to 3.00:1.00 for fiscal 2002-2005; (iv) the ratio of Consolidated Contingent Obligations at the end of any fiscal quarter to Consolidated Operating Cash Flow for the four preceding fiscal quarters shall not be less than 1.50:1.00 in fiscal 1997-1999, reducing to 1.20:1.00 for fiscal 2000-2005; and (v) except for specified permitted indebtedness, including certain working capital lines of credit, the Company may not incur more than $5,000,000 of new indebtedness.

(c) i) On May 15, 1997, the Registrant issued 120 million shares ("Laidlaw Stock") of its common stock, par value $1.00 per share, to Laidlaw. In addition on May 15, 1997, the Registrant issued to Laidlaw a $350,000,000 5% Subordinated Convertible Pay-In-Kind Debenture (the "Debenture").

         ii) These securities were issued in connection with the Transaction described in Note 1 of the Notes to the Consolidated Financial Statements included in Item 1 of Part I of this report which is hereby incorporated by reference in partial response to this question.

         iii) The Laidlaw Stock and the Debenture were issued without registration under the Securities Act of 1933, as amended (the "Act"), pursuant to the exemption provided by Section (4)(2) of the Act. In determining to issue the Laidlaw Stock and the Debenture without registration under the Act management considered the fact that the offering was being made to a single offeree in connection with the offeree's in substance acquisition of the Registrant and that the offeree, Laidlaw, had access to all material information with respect to the Registrant as a result of its extensive due diligence investigation of the Registrant. In addition in the SPA, Laidlaw represented to the Registrant that it was acquiring the Laidlaw Stock and the shares of common stock issuable upon conversion of the Debenture for investment and not with a view to, or for resale in connection with, any distribution of the Laidlaw Stock or the shares of common stock issuable upon conversion of the Debenture.

         (iv) The terms of conversion of the Debenture are described in Note 5 of the Notes to the Consolidated Financial Statements included in Item 1 of Part I of this report which is hereby incorporated by reference in partial response to this question.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     A special meeting of the stockholders of the Registrant was held on May 13, 1997. The results of the vote of security holders at that meeting previously reported in Item I of the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 30, 1997.


ITEM 5.  OTHER INFORMATION.

     On July 9, 1997, in furtherance of the Registrant's reverse acquisition and change in control previously disclosed in the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 30, 1997, Grover C. Wrenn was appointed Director by the Registrant's Board of Directors, increasing the number of directors to ten. Mr. Wrenn, whose term expires at the 1998 annual meeting, is Chairman and CEO of Better Health Network, Inc.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits

 (3)(a) Restated Certificate of Incorporation of the Company dated May 13, 1997 and Amendment to Certificate of Incorporation dated May 15, 1997.

 (3)(b) Bylaws of the Company (filed as Exhibit 3(ii) to the Form 10-Q of the Company for the Quarter ended March 31, 1997 and incorporated herein by reference).

 (4)(a) Rights Agreement dated as of June 14, 1989 between Rollins Environmental Services, Inc. and Registrar and Transfer Company, as Rights Agent (filed as an Exhibit to Form 8-K filed by the Registrant on June 13, 1995 and incorporated herein by reference).

 (4)(b) Amendment No. 1 dated as of March 31, 1995 to Rights Agreement between Rollins Environmental Services, Inc. and Registrar and Transfer Company, as Rights Agent (filed as an Exhibit to Form 8-K filed by the Registrant on June 13, 1995 and incorporated herein by reference).

 (4)(c) Credit Agreement among Laidlaw Chem-Waste, Inc., Laidlaw Environmental Services (Canada) Ltd., Toronto Dominion (Texas) Inc., The Toronto-Dominion Bank, TD Securities (USA) Inc., the Bank of Nova Scotia, Nationsbank, N.A. and The First National Bank of Chicago and Nationsbank, N.A. as syndication Agent dated as of May 9, 1997.

 (4)(d) $350,000,000 5% Subordinated Convertible Pay-In-Kind Debenture due 2009 issued by Registrant on May 15, 1997 to Laidlaw Inc. the form of which was included as an appendix to the Definitive Proxy Statement on Form DEF 14A, filed with the Securities and Exchange Commission on May 1, 1997 and incorporated herein by reference.

 (4)(e) Registration Rights Agreement dated May 15, 1997 between Registrant, Laidlaw Transportation, Inc. and Laidlaw Inc. included as an appendix to the Definitive Proxy Statement on Form DEF 14A, the form of which was filed with the Securities and Exchange Commission on May 1, 1997 and incorporated herein by reference.

 (4)(f) Indenture dated as of May 1, 1993 between the Industrial Development Board of the Metropolitan Government of Nashville and Davidson County (Tennessee) and NationsBank of Tennessee, N.A.

 (4)(g) Indenture of Trust dated as of February 1, 1995 between Carbon County, Utah and West One Bank, Utah, now known as U.S. Bank, as Trustee.

 (4)(h) Indenture of Trust dated as of August, 1995 between Tooele County, Utah and West One Bank, Utah, now known as U.S. Bank, as Trustee.

 (4)(i) Indenture of Trust dated as of July 1, 1997 between Carbon County, Utah and U.S. Bank, a national banking association, as Trustee.

 (4)(j) Indenture of Trust dated as of July 1, 1997 between Tooele County, Utah and U.S. Bank, a national banking association, as Trustee.

 (4)(k) Indenture of Trust dated as of July 1, 1997 between California Pollution Control Financing Authority and U.S. Bank, a national banking association, as Trustee.

 (4)(l) Stock Purchase Agreement between Westinghouse Electric Corporation (Seller) and Rollins Environmental Services, Inc. (Buyer) for National Electric, Inc. dated March 7, 1995 (filed as an Exhibit to Form 8-K filed by the Registrant on June 13, 1995 and incorporated herein by reference).

 (4)(m)  Second Amendment to Stock Purchase Agreement (as referenced in Exhibit
         (4)(l) above) dated May 15, 1997 among Westinghouse Electric Corporation, Rollins Environmental Services, Inc. and Laidlaw Inc.

 (4)(n) Promissory Note dated May 15, 1997 for $60,000,000 from Laidlaw Environmental Services, Inc. to Westinghouse Electric Corporation.

 (4)(o) Guaranty Agreement dated May 15, 1997 by Laidlaw Inc. to Westinghouse Electric Corporation guaranteeing Promissory Note dated May 15, 1997 (as referenced in Exhibit (4)(n)) from Laidlaw Environmental Services, Inc. to Westinghouse Electric Corporation.

(10)(a) Rollins Environmental Services, Inc. 1982 Incentive Stock Option Plan (filed with Amendment No. 1 to the Company's Registration Statement No. 2-84139 on Form S-1 dated June 24, 1983 and incorporated herein by reference).

(10)(b) Rollins Environmental Services, Inc. 1993 Stock Option Plan (filed with the Company's Proxy Statement for the Annual Meeting of Shareholders held January 28, 1994 and incorporated herein by reference).

(10)(c) Stock Purchase Agreement dated February 6, 1997 among the Registrant, Laidlaw Inc., and Laidlaw Transportation, Inc. included as an appendix to the Definitive Proxy Statement on Form DEF 14A, filed with the Securities and Exchange Commission on May 1, 1997 and incorporated herein by reference.

(10)(e)  Management Incentive Plan for fiscal year 1996

(27)     Financial Data Schedule

(99)(a) Definitive Proxy Statement on Form DEF 14A, filed with the Securities and Exchange Commission on May 1, 1997 and incorporated herein by reference.

(b) Reports on Form 8-K.

          The Company filed a Current Report on Form 8-K, dated May 30, 1997, which contained Items 1, 2, 5, 7 and 8 related to the reverse acquisition which was completed on May 15, 1997.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



   DATE: July 14, 1997           LAIDLAW ENVIRONMENTAL SERVICES, INC.
         --------------          ------------------------------------
                                            (Registrant)



                                     /s/ Kenneth W. Winger
                                 ------------------------------------
                                         Kenneth W. Winger
                               President and Chief Executive Officer



                                     /s/ Paul R. Humphreys
                                 ------------------------------------
                                         Paul R. Humphreys
                                  Senior Vice President-Finance and
                                       Chief Financial Officer
                                    (Principal Financial Officer)

                                INDEX TO EXHIBITS


 (3)(a) Restated Certificate of Incorporation of the Company dated May 13, 1997 and Amendment to Certificate of Incorporation dated May 15, 1997.

 (3)(b) Bylaws of the Company (filed as Exhibit 3(ii) to the Form 10-Q of the Company for the Quarter ended March 31, 1997 and incorporated herein by reference).

 (4)(a) Rights Agreement dated as of June 14, 1989 between Rollins Environmental Services, Inc. and Registrar and Transfer Company, as Rights Agent (filed as an Exhibit to Form 8-K filed by the Registrant on June 13, 1995 and incorporated herein by reference).

 (4)(b) Amendment No. 1 dated as of March 31, 1995 to Rights Agreement between Rollins Environmental Services, Inc. and Registrar and Transfer Company, as Rights Agent (filed as an Exhibit to Form 8-K filed by the Registrant on June 13, 1995 and incorporated herein by reference).

 (4)(c) Credit Agreement among Laidlaw Chem-Waste, Inc., Laidlaw Environmental Services (Canada) Ltd., Toronto Dominion (Texas) Inc., The Toronto-Dominion Bank, TD Securities (USA) Inc., the Bank of Nova Scotia, Nationsbank, N.A. and The First National Bank of Chicago and Nationsbank, N.A. as syndication Agent dated as of May 9, 1997.

 (4)(d) $350,000,000 5% Subordinated Convertible Pay-In-Kind Debenture due 2009 issued by Registrant on May 15, 1997 to Laidlaw Inc. the form of which was included as an appendix to the Definitive Proxy Statement on Form DEF 14A, filed with the Securities and Exchange Commission on May 1, 1997 and incorporated herein by reference.

 (4)(e) Registration Rights Agreement dated May 15, 1997 between Registrant, Laidlaw Transportation, Inc. and Laidlaw Inc. included as an appendix to the Definitive Proxy Statement on Form DEF 14A, the form of which was filed with the Securities and Exchange Commission on May 1, 1997 and incorporated herein by reference.

 (4)(f) Indenture dated as of May 1, 1993 between the Industrial Development Board of the Metropolitan Government of Nashville and Davidson County (Tennessee) and NationsBank of Tennessee, N.A.

 (4)(g) Indenture of Trust dated as of February 1, 1995 between Carbon County, Utah and West One Bank, Utah, now known as U.S. Bank, as Trustee.

 (4)(h) Indenture of Trust dated as of August, 1995 between Tooele County, Utah and West One Bank, Utah, now known as U.S. Bank, as Trustee.

 (4)(i) Indenture of Trust dated as of July 1, 1997 between Carbon County, Utah and U.S. Bank, a national banking association, as Trustee.

 (4)(j) Indenture of Trust dated as of July 1, 1997 between Tooele County, Utah and U.S. Bank, a national banking association, as Trustee.

 (4)(k) Indenture of Trust dated as of July 1, 1997 between California Pollution Control Financing Authority and U.S. Bank, a national banking association, as Trustee.

 (4)(l) Stock Purchase Agreement between Westinghouse Electric Corporation (Seller) and Rollins Environmental Services, Inc. (Buyer) for National Electric, Inc. dated March 7, 1995 (filed as an Exhibit to Form 8-K filed by the Registrant on June 13, 1995 and incorporated herein by reference).

 (4)(m)  Second Amendment to Stock Purchase Agreement (as referenced in Exhibit
         (4)(l) above) dated May 15, 1997 among Westinghouse Electric Corporation, Rollins Environmental Services, Inc. and Laidlaw Inc.

 (4)(n) Promissory Note dated May 15, 1997 for $60,000,000 from Laidlaw Environmental Services, Inc. to Westinghouse Electric Corporation.

 (4)(o) Guaranty Agreement dated May 15, 1997 by Laidlaw Inc. to Westinghouse Electric Corporation guaranteeing Promissory Note dated May 15, 1997 (as referenced in Exhibit (4)(n)) from Laidlaw Environmental Services, Inc. to Westinghouse Electric Corporation.

(10)(a) Rollins Environmental Services, Inc. 1982 Incentive Stock Option Plan (filed with Amendment No. 1 to the Company's Registration Statement No. 2-84139 on Form S-1 dated June 24, 1983 and incorporated herein by reference).

(10)(b) Rollins Environmental Services, Inc. 1993 Stock Option Plan (filed with the Company's Proxy Statement for the Annual Meeting of Shareholders held January 28, 1994 and incorporated herein by reference).

(10)(c) Stock Purchase Agreement dated February 6, 1997 among the Registrant, Laidlaw Inc., and Laidlaw Transportation, Inc. included as an appendix to the Definitive Proxy Statement on Form DEF 14A, filed with the Securities and Exchange Commission on May 1, 1997 and incorporated herein by reference.

(10)(e)  Management Incentive Plan for fiscal year 1996

(27)     Financial Data Schedule

(99)(a) Definitive Proxy Statement on Form DEF 14A, filed with the Securities and Exchange Commission on May 1, 1997 and incorporated herein by reference.