Form 10-K405
period 1997-08-31
LAIDLAW ENVIRONMENTAL SERVICES INC
filed 1997-10-31
CIK 701856

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K


                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended August 31, 1997

                          Commission File Number 1-8368


                      LAIDLAW ENVIRONMENTAL SERVICES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                  51-0228924
--------------------------------------------------------------------------------
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                   Identification No.)

1301 Gervais Street, Columbia, South Carolina            29201
--------------------------------------------------------------------------------
   (Address of principal executive offices)           (Zip Code)

       Registrant's telephone number, including area code: (803) 933-4200

     Title of each class      Name of each exchange on which registered
        Common Stock                  New York Stock Exchange
      Par Value $1.00                  Pacific Exchange, Inc.

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant was $257,192,000 as of October 14, 1997.

The number of shares of the issuer's common stock outstanding as of October 14, 1997 was 180,549,911.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Stockholders for the fiscal year ended August 31, 1997 are incorporated in Parts I and II of Form 10-K.

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held November 25, 1997 are incorporated in Part III of Form 10-K.

                                     PART I

ITEM 1. BUSINESS.

                                     GENERAL

         Laidlaw Environmental Services, Inc. (the "Company" or "Registrant") provides hazardous and industrial waste management services throughout North America. The Company collects, transports, treats and disposes of waste by incineration, landfilling and other methods at its facilities located in the United States and Canada. The Company also operates waste processing, recycling and repackaging facilities and has analytical laboratories at its facilities in several states.

         On May 15, 1997, pursuant to a February 6, 1997, stock purchase agreement (the "Stock Purchase Agreement") between Rollins Environmental Services, Inc. ("Rollins") and Laidlaw Inc. ("Laidlaw"), Rollins acquired the hazardous and industrial waste operations of Laidlaw ("Old LESI" or the "Accounting Acquirer") (the "Acquisition"). The business combination was accounted for as a reverse acquisition using the purchase method of accounting. Rollins issued 120 million common shares and a $350 million 5% subordinated convertible debenture, and paid $349.1 million in cash ($400 million, less debt of $50.9 million assumed), to Laidlaw to consummate the Acquisition. Coincident with the closing of the Acquisition, the continuing legal entity changed its name from Rollins Environmental Services, Inc. to Laidlaw Environmental Services, Inc. As a result of the Acquisition, Laidlaw owns 67% of the issued common shares of the Company. The Company accordingly adopted the Accounting Acquirer's fiscal year-end of August 31.

         Old LESI consisted of all direct and indirect subsidiaries of Laidlaw engaged in the hazardous and industrial waste business, other than JTM Industries, Inc. and its subsidiary, KBK Enterprises, Inc. Prior to the Acquisition, Old LESI provided hazardous and industrial waste services from 85 service locations in 26 states and seven Canadian provinces. Although Old LESI was a conglomerate of separate entities, these entities conducted such services primarily under the name "Laidlaw Environmental Services."

         The Registrant was incorporated in Delaware in 1968. Its principal executive office is located at 1301 Gervais Street, Suite 300, Columbia, South Carolina 29201 and its telephone number is 803-933-4200.

         The Company, in providing hazardous and industrial waste services, is engaged in five primary lines, or classes, of business: (a) service center, (b) landfill, (c) incineration, (d) transportation and (e) specialty services, including polycholorinated biphenyl ("PCB") management, wastewater treatment and other specialty services.

         The Company's revenues and income are derived from one industry segment and principally in the United States, which includes the collection, transportation, processing/recovery and disposal of hazardous and industrial wastes. The segment renders services to a variety of commercial, industrial, governmental and residential customers. Substantially all revenues represent income from unaffiliated customers.

         The percentages of the Company's gross revenue contributed by its business classes for the last three fiscal years ended August 31, were as follows:

                                        1997             1996             1995
                                        ----             ----             ----
         Service Centers                 38%              39%              41%
         Landfill                        22%              25%              21%
         Incineration                    11%               4%               4%
         Transportation                  12%              12%              15%
         Specialty Services              17%              20%              19%
                                        ---              ---              ---

         Total Revenue                  100%             100%             100%
                                        ===              ===              ===

                                 SERVICE CENTER

         Service centers across the United States and Canada provide a link from the customer to the final disposal or treatment facility. Waste materials are transported from a customer site to a service center, where they are temporarily stored or consolidated with compatible waste streams for more efficient transportation to final treatment and/or disposal destinations. All of the Company's service centers in the United States have Part B permits under the United States Resource Conservation and Recovery Act ("RCRA") that, among other things, allow the Company to store waste for up to one year for bulking and/or transfer purposes. Additionally, the Company operates smaller satellite locations which act as local collection points for the service centers. Through its service center network, the Company can access its customers quickly in order to collect their waste streams, thus enabling customers to remain in compliance with on-site storage regulations.

         The Company typically sends one or more chemists to customer sites to sample, segregate, prepare and package waste material for transportation. If the amount of the material is large enough, the waste may be routed directly to one of the Company's permitted treatment and disposal facilities. Customers with low volume waste streams can have their streams transported to the nearest service center and have it consolidated with compatible wastes from other generators until there is sufficient material for treatment and disposal. After "profiling" (chemically identifying) the waste materials, the Company's chemists inventory the waste in such a manner as to ensure that the wastes are stored with other chemically compatible waste. Each storage location is designed to separate chemically incompatible material and to allow for easy access once a full shipment of similar material has accumulated. Materials are then shipped to the appropriate disposal sites. This collection and treatment system affords smaller generators high levels of service and allows them to benefit from the economy of scale normally available only to high volume customers.

         The Company also has on-site field operations headquartered at its service centers, including lab-packing services, field services and household hazardous waste collection programs.

         The Company performs a variety of resource recovery processes at many of its service centers. Resource recovery involves the distillation of used solvents to remove contaminants and then the return of the material to the market as a solvent or for use as fuel. Most of these hazardous materials come from the aerospace and transportation industries and the metals finishing industries. Fuel substitution, mainly in the energy intensive cement manufacturing process, is the most prevalent form of resource recovery.

         Service centers are the largest source of waste streams for the Company's treatment and disposal facilities. In 1997, 68% of disposal was routed to intercompany locations. A diverse mix of locations allows the service centers also to serve as hubs for regional sales efforts, local community hazardous material collection efforts and other geographically specific initiatives. The Company provides hazardous waste services from 53 locations composed of 23 permitted sites and 30 satellite offices in 32 states, seven Canadian provinces and Puerto Rico.


                                    LANDFILL

         The Company operates 12 landfills located throughout the United States and Canada. A total of eight landfills are designed and permitted for the disposal of hazardous wastes. Four landfills are operated for non-hazardous industrial waste disposal, and to a lesser extent, municipal solid waste.

         The Company operates eight of the 23 permitted hazardous waste landfills in North America, with 52 million cubic yards of remaining permitted capacity (which at current fill rates represents in excess of 50 years of capacity). Of these facilities, six are located in the United States and two in Canada.

         In the United States, the Company's hazardous waste landfills have been issued RCRA Subtitle C permits. The EPA's permitting process for RCRA Subtitle C landfills is very rigorous. Before a permit can be issued, the applicant must provide detailed waste analysis, spill prevention and control counter-measure plans, detailed design specifications (which include liner design, leak detection systems and rainwater removal systems), groundwater monitoring, employee training and geologic/hydrogeologic investigations. Furthermore, the applicant must post financial assurance instruments for landfill cell and site closure and post-closure care. All six of the Company's United States hazardous waste landfills have received Part B landfill permits and meet or exceed Subtitle C requirements. These permits are generally issued for periods of five or ten years, after which the permit must be reviewed by state and/or federal regulators before the permit can be renewed for additional terms. Management is not aware of any issues at any of the Company's sites that would preclude the renewal of its Part B landfill permits. During the last 12 months, approximately 0.9 million cubic yards of hazardous wastes were disposed of in these landfills.

         In addition to its hazardous waste landfill sites, the Company operates four non-hazardous industrial landfills with over 209 million cubic yards of remaining permitted capacity. The Company's non-hazardous landfill facilities are permitted to accept commercial industrial waste, including wastes from foundries, demolition and construction, machine shops, automobile manufacturing, printing, metal fabrications and recycling. The Company's facility in Carbon County, Utah also accepts municipal solid waste. During the last 12 months, 1.4 million cubic yards of non-hazardous wastes were disposed of in these landfills.


                                  INCINERATION

         The Company offers a wide range of technological capabilities and locations to customers through a collection of incineration facilities. Incineration is the preferred method for the treatment of organic hazardous waste, because it effectively destroys the contaminants at temperatures in excess of 2,000 degrees Fahrenheit. High temperature incineration effectively eliminates organic wastes such as herbicides, plastics, halogenated solvents, pesticides, pharmaceutical and refinery wastes, regardless of whether they are gases, liquids, sludges or solids. Federal and state incineration regulations require a destruction and removal efficiency of 99.99% for most organic wastes and 99.9999% for PCBs and dioxin.

         The Company operates four United States-based solids and liquids capable incinerators with annual capacity of over 250,000 tons, two hazardous waste liquid injection incinerators in Canada, and one in the United States, and two lower volume specialty incineration facilities in the United States.

         The Company's incineration facilities in Bridgeport, New Jersey; Deer Park, Texas; Coffeyville, Kansas; and Aragonite, Utah, are designed to process liquid organic wastes, sludges, solids, soil and debris. The Deer Park facility has two kilns and a rotary reactor. Additionally, the Deer Park facility has an on-site landfill for the disposal of ash and other waste material produced as a result of the incineration process. The landfill is built and permitted to RCRA hazardous waste standards.

         The Company's incineration facilities in Roebuck, South Carolina, Mercier, Quebec and Sarnia, Ontario are liquid injection incinerators, designed primarily for the destruction of liquid organic waste. The Mercier facility also has a system to blend and destroy pumpable sludges. Typical wastestreams include wastewater containing concentrated organic levels not amenable to conventional physical/chemical waste treatment, pesticide and herbicide waste, waste with high chlorinated organic concentrations and flammable materials.

         All but one of the Company's United States incineration facilities have received Part B permits under RCRA. The facility in Roebuck, South Carolina has received EPA approval for that portion of the Part B permit under EPA authority; however, the required state permit which was originally issued in 1987 is currently under appeal. Part B permits are generally issued for periods of five or ten years, after which the permit must be reviewed by state and/or federal regulators before the permit can be renewed for additional terms. Management is not aware of any issues at any of the Company's sites that would preclude the renewal of any of its Part B permits.

         During fiscal year 1997, the Company closed its incinerators at Baton Rouge, Louisiana, and Clive, Utah, reducing utilization of less efficient and redundant facilities. During fiscal year 1998, the Company plans to close its incinerators at Coffeyville, Kansas, and Roebuck, South Carolina, reducing excess capacity. These four closures will eliminate approximately 244,000 tons of practical capacity from the off-site commercial incineration market. The industry's total off-site commercial incinerator practical capacity was estimated at 1.26 million tons in 1996, according to EI Digest.


                                 TRANSPORTATION

         The Company's transportation operations facilitate the movement of materials between locations, which is key to the operation of the Company's network of hazardous and industrial waste facilities. Transportation may be accomplished by truck, rail, or other mode, with company-owned assets or in conjunction with third party transporters.

         Specially designed containment systems, vehicles and other equipment permitted for hazardous waste transport, along with drivers trained in transportation skills and hazardous waste procedures, provide for the movement of customer waste streams.


                               SPECIALTY SERVICES

         Other specialty services provided by the Company include PCB management services, wastewater treatment, harbor and channel dredging, remedial construction and consulting, industrial services, analytical services, biological treatment, and paint and solvent recovery.

         The Company recycles PCB contaminated oils and reclaims metals from PCB contaminated equipment. The Company accomplishes this recycling and reclamation through a de-chlorination process operated from seven facilities mainly in the eastern United States and Canada.

         The Company provides field services for industrial customers at their sites and at government installations, federal and state Superfund sites, laboratories and schools across North America. These activities range from typical environmental remediation and construction to specialized services. The Company recently adopted its INSITE program, an environmental outsourcing program that allows companies to achieve their environmental goals while focusing on their core business.

         The Company also offers a range of wastewater treatment technology, facilities and customer services. Wastewater treatment is provided from four facilities and consists of four basic business lines: hazardous wastewater treatment, mobile treatment, sludge dewatering/drying and non-hazardous wastewater treatment. These services include the reduction, treatment and disposal of both hazardous and non-hazardous wastewater, sludges and solids for both bulk and drummed waste. The Company removes hazardous components from hazardous industrial liquids and/or chemically/physically makes hazardous industrial liquids non-hazardous through blending and treatment technology. Specialized techniques reduce residues by recycling/reusing spent products. Batch treatment technologies also enable the Company to handle hard-to-treat wastewater streams.

         Hazardous wastewater treatment involves the safe detoxification of hazardous components from liquid waste streams. The hazardous properties are neutralized (pH adjustment) and/or reduced to non-leachable state, through a multi-step treatment process. The resulting treated effluent is tested prior to discharge to ensure compliance with discharge limits, while the sludge is dewatered and tested to ensure that it meets the requirements for off-site disposal as a non-hazardous waste. Because certain wastes carry hazardous waste designation throughout the treatment system, these wastes are treated separately to minimize dewatered sludge disposal costs. The Company's wastewater treatment facilities are fully-permitted and approved (as applicable) under the United States Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA").

         Mobile wastewater treatment and dewatering equipment is used to dewater industrial sludges at the generators' sites. Turn-key services include laboratory, trained operators, treatment supplies and equipment, dewatering and stabilization technology--all designed to provide optimal treatment chemistry that reduces the volume of sludge generated for off-site disposal.

         Sludge drying uses transportable equipment that reduces the amount of entrained liquid in dewatered sludge. This process is particularly effective for organic sludges that must be incinerated at high cost. Drying greatly reduces ultimate disposal and transportation costs by minimizing the volume of waste sent off-site for treatment.

         The Company treats non-hazardous waste streams at all of its hazardous wastewater plants and operates a facility specifically designed for non-hazardous wastewater and consumer goods destruction in Chattanooga, Tennessee.

         In connection with the Acquisition, the Company's hazardous wastewater facility in Nashville, Tennessee was closed in May of 1997.

                                   COMPETITION

         The hazardous and industrial waste management industry is highly competitive. The sources of competition vary by locality and by type of service rendered, with competition coming from the other major waste services companies and thousands of privately owned firms in North America which offer waste services. The Company also competes with municipalities and larger plants which provide their own waste services. In acquiring new contracts and maintaining business, the Company experiences competition primarily in the areas of pricing and service.

         Total hazardous waste industry revenues for 1995 were estimated to have been approximately $3 billion. Prior to the Acquisition, Old LESI, Rollins and three other large waste management companies accounted for 65% of the hazardous waste management industry's revenues in 1995, according to EI Digest (October
1996). The pro forma combined revenues of the Company for the year ended August 31, 1996, would have given the Company a 30% market share of the hazardous waste industry revenues for 1995.

         Service center competition consists of two companies with national coverage providing varying forms of waste collection assets or facilities. A number of companies also compete on a local and regional basis.

         Ten of the 15 hazardous waste landfills not operated by the Company are operated by three competitors with landfill facilities spread throughout the United States.

         Competitors operate large-scale incinerators at eight locations throughout North America. Other companies have applied for or received permits to construct and operate hazardous waste incinerators. Competition is also encountered from cement kilns, which use hazardous waste-derived fuel as a supplemental fuel source.


                                    CUSTOMERS

         The Company conducts business with more than 18,000 customers. These customers represent diverse industries, including automotive manufacturers and suppliers, chemical and petrochemical, computer and micro-processor manufacturers, primary metals, paper, furniture, aerospace and pharmaceutical, and are located throughout the United States and Canada. During fiscal 1997 no one customer accounted for more than six percent of the Company's consolidated revenues.

         The hazardous waste management business is cyclical to the extent that it is dependent upon a stream of waste from cyclical industries. If those cyclical industries slow significantly, the business that the Company receives from those industries is likely to slow.


                                   SEASONALITY

         Adverse winter weather moderately affects some of the Company's operations, particularly during the second fiscal quarter. The main reason for this effect is reduced volumes of waste being received at the Company's facilities and higher operating costs associated with operating in sub-freezing weather and high levels of snowfall.


                                   REGULATIONS

         The collection and disposal of solid and hazardous wastes are subject to laws and regulations promulgated by United States, Canadian or other foreign, state, territorial, federal, provincial or local courts, executive offices, legislatures, governmental agencies or ministries, commissions or administrative, regulatory or self-regulatory authorities or instrumentalities which regulate health, safety, the environment, zoning and land-use. Environmental laws and regulations require hazardous waste disposal facilities to obtain permits, which generally outline the procedures under which the facilities must be operated. Governmental authorities have the power to enforce compliance with these, regulations, and violations of permit conditions, or of the regulations, even if unintentional, may result in fines, shutdowns, remedial work or revocation of the permit. Regulations vary but generally govern collection, storage and disposal activities and the location and use of facilities and impose restrictions to prohibit or minimize air and water pollution.

         The Company's business is significantly affected by federal, state, provincial and local environmental law, including RCRA, the Toxic Substances Control Act, CERCLA, the Clean Water Act and the Clean Air Act, and corresponding state laws and related regulations and enforcement practices. Safety standards under the Occupational Safety and Health Act are also applicable to the Company's business.

         RCRA provides for the establishment of a national hazardous waste management program through a comprehensive regulatory system. Among other things, it defines hazardous wastes and provides standards for generators, transporters and disposers of hazardous wastes, and for the issuance of permits for sites where such material is treated, stored or disposed. These regulations also require Company facilities to demonstrate financial assurance for sudden and accidental and, in the case of land based treatment facilities, non-sudden and gradual pollution occurrences. Financial assurance for future closure and post-closure expenses must also be maintained. The Company believes that each facility operating under interim status will be issued its final RCRA permit and that each permit will be renewed at the end of its existing term. However, any such issuance or renewal could include conditions requiring further capital expenditures or corrective actions. Although the Company also believes that each of its operating facilities complies in all material respects with the applicable requirements of RCRA, it may be necessary to expend considerable time, effort and money to keep existing or acquired facilities of the Company in compliance with applicable requirements, including new regulations, to maintain existing permits and approvals and to obtain the permits and approvals necessary to increase their capacity.

         CERCLA, among other things, imposes financial liability for damages and the cleanup of sites from which there is a release or threatened release of hazardous substances into the environment. Present and past owners and operators of sites which release hazardous substances, as well as generators and transporters of the waste material, are jointly and severally liable for remediation costs and environmental damages. Given the substantial costs involved in a CERCLA cleanup and the difficulty of obtaining insurance for environmental impairment liability, such liability could have a material impact on the Company's business, financial condition and future prospects.

         The Clean Water Act regulates the discharge of pollutants into surface waters and sewers from a variety of sources, including disposal sites and treatment facilities. The Company is required to obtain discharge permits and conduct sampling and monitoring programs. The Clean Air Act regulates the emission of certain potentially harmful substances into the air. These regulations also impact the Company's operations. The Company believes each of its operating facilities complies in all material respects with the applicable requirements.


               ENVIRONMENTAL LIABILITIES AND CAPITAL EXPENDITURES

         A portion of the Company's capital expenditures are related to compliance with environmental laws and regulations. The Company estimates capital spending of approximately $1 million for fiscal year 1998, and $3 million in the aggregate for the fiscal years 1999 through 2001 in order to comply with RCRA, the Clean Air Act and other environmental laws and regulations currently in effect.

         In addition to these capital expenditures, the Company may incur costs in connection with closure activities at certain of its sites. When the Company discontinues using or changes the use of a hazardous waste management unit, formal closure procedures must be followed, and such procedures must be approved by federal or state environmental authorities. In some cases, costs are incurred to complete remedial cleanup work at the site. In addition at certain of the Company's other operating sites, remedial cleanup work is required as part of the RCRA Corrective Action Program or other state and federal programs. As shown in the Company's Consolidated Balance Sheet and more fully described in Note 6 of the Notes to Consolidated Financial Statements, incorporated herein by reference, the Company has recorded liabilities of $183.1 million as of August 31, 1997, for remedial cleanup work, Superfund site liability, closure activities and certain other environmental expenses related to its operating and previously closed sites.

         With respect to various operating facilities, the Company is required to provide financial assurance with respect to certain statutorily required closure and post-closure obligations totaling $450 million at August 31, 1997. Historically, Laidlaw provided certain of these financial assurances in the form of parental guaranties. As a result of the Acquisition, the Company will be obligated to provide most of these financial assurances. The Company intends to provide the required financial assurance through a combination of letters of credit and insurance policies, as allowed by the applicable regulatory authorities.

                                    EMPLOYEES

         As of August 31, 1997, 4,500 employees provided the Company's hazardous waste services, of whom 1,500 were executive, supervisory, clerical and sales personnel. Approximately 12% of the Company's employees were represented by various collective bargaining groups. Management believes that its relations with its employees are excellent.


                      EXECUTIVE OFFICERS OF THE REGISTRANT

         The following sets forth certain information with respect to the executive officers and significant employees of the Company:

           Name                          Age     Position Held
          --------------------------- ---------- ----------------------------------------------------------

          Kenneth W. Winger              59      President and Chief Executive Officer
          Michael J. Bragagnolo          51      Executive Vice President and Chief Operating Officer
          Paul R. Humphreys              38      Senior Vice President, Finance and Chief Financial Officer
          Henry H. Taylor                53      Vice President, General Counsel and Secretary

         Kenneth W. Winger became President and Chief Executive Officer on May 15, 1997 in connection with the Acquisition. Mr. Winger served as President and Chief Operating Officer of Old LESI from July 1995 until May 1997. He served as Executive Vice President for Business Development of Laidlaw Waste Systems, Ltd., a former subsidiary of Laidlaw, from January 1995 until July 1995. Prior to that, Mr. Winger served as Senior Vice President for Corporate Development with Laidlaw from May 1991.

         Michael J. Bragagnolo became Executive Vice President and Chief Operating Officer on May 15, 1997 in connection with the Acquisition. He joined Old LESI in January of 1997 as the Executive Vice President after serving as Executive Vice President of U.S. Operations for Laidlaw Waste Systems, Ltd. since 1992.

         Paul R. Humphreys became Senior Vice President, Finance and Chief Financial Officer on May 15, 1997 in connection with the Acquisition. He joined Old LESI in January 1995 as Vice President of Finance. He previously served as Manager of Finance for Laidlaw for more than five years.

         Henry H. Taylor became Vice President, General Counsel and Secretary on May 15, 1997 in connection with the Acquisition. Prior to the Acquisition, he had served as Vice President of Legal and Regulatory Affairs and Secretary of Old LESI since September 1995. Mr. Taylor joined Old LESI in May 1990 as Vice President of Legal Affairs.


ITEM 2. PROPERTIES.

         The Company operates in 32 states, seven Canadian provinces and Puerto Rico. The Company provides hazardous waste services from 53 service centers and satellite offices, operates 12 landfills, nine incinerators, eight transportation centers and 24 other facilities. All facilities are owned except two service centers, three transportation centers and seven other facilities. To provide these services, the Company utilizes approximately 1,000 trucks and tractors, 700 other vehicles, and 1,700 trailers.


ITEM 3. LEGAL PROCEEDINGS.

         The business of the Company's hazardous and industrial waste services is continuously regulated by federal, state, provincial and local provisions that have been enacted or adopted, regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment. The nature of the Company's businesses results in its frequently becoming a party to judicial or administrative proceedings involving all levels of governmental authorities and other interested parties. The issues that are involved generally relate to applications for permits and licenses by the Company and their conformity with legal requirements and alleged technical violations of existing permits and licenses. The Company does not believe that these issues will be material to the Company's operations or financial condition. At August 31, 1997, subsidiaries of the Company were involved in three proceedings of the latter type relating primarily to activities at waste treatment, storage and disposal facilities where the Company believes sanctions involved in each instance may exceed $100,000.

         In the United States, CERCLA imposes financial liability on persons who are responsible for the release of hazardous substances into the environment. Present and past owners and operators of sites which release hazardous substances, as well as generators and transporters of the waste material, are jointly and severally liable for remediation costs and environmental damage. At August 31, 1997, the Company had been notified that it was a potentially responsible party in connection with 22 locations in its hazardous waste management and other businesses. The Company continually reviews its status with respect to each location and the extent of its alleged contribution to the volume of waste at the location, the available evidence connecting the Company to that location and the numbers and financial soundness of other potentially responsible parties at the location. Based upon presently available information, the Company does not believe that potential liabilities arising from its involvement with these locations will be material to the Company's operations or financial condition.

         VILLE MERCIER FACILITY. On May 10, 1991, representatives of the Ministry of the Environment of the Province of Quebec conducted a search on property of a subsidiary of the Company in Ville Mercier pursuant to a search warrant issued on the basis of allegations that the subsidiary, prior to its acquisition, had during the years 1973, 1974 and 1975, illegally buried between 500 and 600 barrels of industrial waste in the ground on the site. As a result of that search and the finding of barrels of industrial waste, the subsidiary immediately undertook an investigation and submitted a restoration plan to the Ministry of the Environment and in fact, commenced the restoration activity. On May 24, 1991, the Minister of the Environment issued an order under the provisions of the Environment Quality Act, ordering the subsidiary to collect all the contaminants dumped, emitted, issued or discharged into the environment. This order was issued without notice to the subsidiary at a time when the subsidiary was already carrying out its restoration plan. The subsidiary has filed a motion in the Superior Court in the Province of Quebec and the District of Montreal seeking an order to, among other things, cancel and annul the order on the basis, that the burial of the barrels between 1973 and 1975 did not constitute an actual and current discharge, emission or deposit of contaminants into the environment, justifying the 1991 order under the law and that the order did not identify the contaminants that the subsidiary was required to remove, their location, or a time frame in which this should be accomplished. Management believes that the restoration plan submitted by the subsidiary as amended after consultation with the Ministry of the Environment has been implemented and that any contamination resulting from the barrels of industrial waste has been remediated.

         By letter dated June 19, 1992, and unrelated to the barrels of industrial waste referred to above, the Quebec Ministry of the Environment requested the subsidiary to advise the Ministry, within 30 days of receipt of the request, of its intentions concerning the carrying out of certain characterization studies of soil and water and restoration work with respect to certain areas of the Ville Mercier property. In 1968, the Quebec government issued two permits to an unrelated company to dump organic liquids into lagoons on the Ville Mercier property. By 1971, groundwater contamination had been identified. In 1972, the Quebec government provided an alternate water supply to Ville Mercier. In the same year, the permit authorizing the dumping of liquids was terminated and a permit to operate an organic liquids incinerator on the property was granted to an entity which was indirectly acquired by the Company in 1989. In 1973, the Quebec government contracted with the incinerator operator to incinerate the pumpable liquids in the lagoons. In 1980, the incinerator operator removed, solidified and disposed of the non-pumpable material from the lagoons in a secure cell and completed the closure of the lagoons at its own expense. In 1983, the Quebec government constructed, and continues to operate, a groundwater pumping and treatment facility near the lagoons. The Company believes that its subsidiary is not the party responsible for the lagoon and groundwater contamination. By letter dated July 17, 1992, the subsidiary responded by first denying any responsibility for the decontamination and restoration of its site and secondly by proposing that the Quebec Ministry of the Environment and the subsidiary form a working group to find the most appropriate technical solution to the contamination problem. On November 16 and 25, 1992, the Minister of the Environment, pursuant to the provisions of the Environment Quality Act, served the subsidiary with two Notices alleging that the subsidiary was responsible for the presence of contaminants on its property and that of its neighbor and ordering the subsidiary to take all the necessary measures to excavate, eliminate or treat all of the contaminated soils and residues located within the areas defined in the Notices and to recover and treat all of the contaminated waters resulting from the aforementioned measures. The Notices further provided that failing the receipt by the Department of Environment, within ten days of the date of service of the Notices, of an undertaking by the subsidiary to carry out the aforementioned measures, the Minister of the Environment would proceed to do the work and would claim from the subsidiary the direct and indirect costs relating to such work. By letter dated November 25, 1992, the subsidiary responded by reiterating its position that it had no responsibility for the contamination associated with the discharges of wastes into the former Mercier Lagoons between 1968 and 1972 and proposing to submit the question of responsibility to the Courts for determination as expeditiously as possible through the cooperation of the parties' respective attorneys. Concurrently, the subsidiary undertook to prepare and submit to the Department of the Environment a technical plan to address the contamination on the site identified in the notices. This plan was developed with the assistance of highly qualified experts from Quebec and elsewhere in North America drawing upon all available information and was submitted to the Minister of the Environment. By letter dated December 7, 1992, the subsidiary submitted to the Minister of the Environment a document entitled "Detailed Scope of Work for the Groundwater Contamination Panel Ville Mercier, Quebec." This proposal by the subsidiary was refused by the Minister of the Environment by letter dated December 22, 1992 on the grounds that it did not meet the terms of the above mentioned Notices issued against the subsidiary. The Minister published a request for tenders for the preparation of plans and specifications with respect to the excavation and storage of the contaminated soils. The Minister also retained six independent experts to review the subsidiary's technical plan. This panel of experts subsequently submitted to the Minister of the Environment its recommended methodology to address the contamination on the site.

         The Minister of the Environment convened a public hearing which reviewed the report submitted to the Minister by the experts he retained and recommended to the Minister what remedial plan should be instituted to address the contamination on the site.

         The subsidiary filed legal proceedings seeking a court determination of the liability associated with the contamination of the former Mercier lagoons. The subsidiary asserted that it has no responsibility for the contamination on the site. The Minister claimed that the subsidiary is responsible for the contamination and should reimburse the Province of Quebec for costs incurred to the present in the amount of $17.8 million Canadian and should be responsible for future remediation costs.

         Pursuant to the Stock Purchase Agreement (as described in Part I Item 1 of this report), Laidlaw and Laidlaw Transportation, Inc. agreed to indemnify and hold harmless the Company and its subsidiaries for any damages resulting from the remediation of contaminated soils and water arising from the former lagoon sites and operation of the incinerator at Mercier, Quebec but only to the extent that the aggregate cash expenditure with respect to such damages exceeds in the aggregate (i) $1 million during such year and (ii) since the Acquisition (as described in Part I, Item 1, to this report) an amount equal to the product of $1 million times the number of years that have elapsed since the Acquisition; however, there shall be no indemnification for any cash expenditures incurred more than six years after the Acquisition.

         LAIDLAW ENVIRONMENTAL SERVICES OF SOUTH CAROLINA, INC. FINANCIAL ASSURANCE. A subsidiary of the Company, Laidlaw Environmental Services of South Carolina, Inc. ("LESSC"), owns and operates a hazardous waste landfill near the Town of Pinewood in Sumter County, South Carolina. South Carolina law requires that hazardous waste facilities provide evidence of financial assurance for potential environmental cleanup and restoration in form and amount to be determined by the South Carolina Department of Health and Environmental Control ("DHEC").

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

         In June 1995 under authority of the new regulations, LESSC submitted financial assurance for potential environmental cleanup and restoration composed of a combination of the existing State Permitted Sites Fund (this is a state of South Carolina fund created by statute and funded by hazardous waste disposal taxes) in the amount of approximately $8 million and the balance of a total package of $135 million by way of a corporate guaranty by Laidlaw in the amount of approximately $127 million. LESSC also left in place the existing cash trust fund in the amount of approximately $17 million. DHEC accepted LESSC's financial submittal. On September 15, 1995, DHEC issued a declaratory ruling finding the new regulations applicable to financial assurance requirements for LESSC. A group of parties opposed to the ruling appealed the declaratory ruling to the South Carolina Circuit Court. The opposing parties include Citizens Asking for a Safe Environment, Energy Research Foundation, County of Sumter, Sierra Club, County of Clarendon, The Sumter County Legislative Delegation, the South Carolina Department of Natural Resources and the South Carolina Public Service Authority. In June 1996, LESSC submitted and DHEC accepted a similar financial assurance package for the state fiscal year ended June 30, 1997. In June 1997, LESSC submitted a financial assurance package consisting of the State Permitted Sites Fund (approximately $9 million), the cash trust fund in the amount of approximately $17 million and the balance of a total package of approximately $135 million in insurance coverage. This submittal is pending acceptance by DHEC.

         LESSC's appeal of the May 19, 1994 DHEC order and the opposing parties' appeal of the September 15, 1995, DHEC declaratory ruling were consolidated in the South Carolina Circuit Court in the case captioned Laidlaw Environmental Services of South Carolina, Inc. et. al., Petitioners vs. South Carolina Department of Health and Environmental Control and South Carolina Board of Health and Environmental Control, Respondents - Energy Research Foundation, et al., Intervenors, Docket Numbers C/A 94-CP-43-175, 94-CP-43-178, 94-CP-40-1412
and 94-CP-40-1859. A decision was issued by the Circuit Court on August 19, 1997 finding the regulation legally valid and applicable to financial assurance requirements of the Pinewood landfill. Opposing parties have appealed the decision to the South Carolina Court of Appeals. A decision adverse to the Company could result in the reinstatement of the May 19, 1994 DHEC order. The Company believes that the regulations promulgated in June 1995 are legally valid and applicable to financial assurance requirements for the Pinewood landfill.

         TAX MATTERS. The consolidated federal income tax returns of Laidlaw Transportation, Inc. and its U.S. subsidiaries (collectively, "LTI") (which until May 15, 1997, included certain of the subsidiaries of the Company) for the fiscal years ended August 31, 1986, 1987 and 1988, have been under audit by the Internal Revenue Service. In March 1994, LTI received a statutory notice of deficiency proposing that LTI pay additional taxes relating to disallowed deductions in those income tax returns. The principal issue involved, relates to the timing and the deductibility for tax purposes of interest attributable to loans owning to related foreign persons. LTI has petitioned the United States Tax Court (captioned as Laidlaw Transportation, Inc. & Subsidiaries et al. vs. Commissioner of Internal Revenue, Docket Nos. 9361-94 and 9362-94) for a redetermination of claimed deficiencies of approximately $49.6 million (plus interest of approximately $80.3 million as of August 31, 1997). In October 1997, LTI received a statutory notice of deficiency proposing that the subsidiaries pay additional taxes of approximately $143.5 million (plus interest of approximately $121.0 million as of August 31, 1997) relating to disallowed deductions in federal income tax returns for the fiscal years ended August 31, 1989, 1990 and 1991, based on the same issues. LTI intends to vigorously contest these claimed deficiencies. The Company anticipates that the Internal Revenue Service will propose adjustments for the same issue in subsequent taxation years. Pursuant to the Stock Purchase Agreement (as described in Part I, Item 1 to this report), Laidlaw and Laidlaw Transportation, Inc. agreed to be responsible for any tax liabilities resulting from these matters. The Company believes that the ultimate disposition of these issues will not have a materially adverse effect upon the Company's consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to the Company's security holders during the fourth quarter of fiscal 1997.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The section entitled "Common Stock and Dividend Information" appearing in the Company's 1997 Annual Report to Stockholders is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA.

         The section entitled "Selected Financial Data" appearing in the Company's 1997 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing in the Company's 1997 Annual Report to Stockholders is incorporated herein by reference.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The financial statements and notes thereto set forth in the Company's 1997 Annual Report to Stockholders are incorporated herein by reference, and indexed under Item 14(a)(1). See also the financial statement schedules appearing herein, as indexed under Item 14(a)(2).


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The section entitled "Executive Officers of the Registrant" in Part I,
Item 1 of this Annual Report on Form 10-K and the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" and "Proposal 1: Election of Directors" in the Company's definitive proxy statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on November 25, 1997 (the "Proxy Statement"), are incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION.

         The sections entitled "Compensation of Officers and Directors" and "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The section entitled "Beneficial Ownership" in the Proxy Statement is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The section entitled "Certain Relationships and Related Transactions" in the Proxy Statement is incorporated herein by reference.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a). The following documents are filed as part of this report:

         (1). Financial statements and the notes thereto set forth in the Company's 1997 Annual Report to Stockholders which are incorporated herein by reference:

         Report of Independent Accountants to the Stockholders (page 31).

         Consolidated Statements of Income for the three fiscal years ended August 31, 1997, 1996 and 1995 (page 16).

         Consolidated Balance Sheets as of August 31, 1997 and 1996 (page 17).

         Consolidated Statements of Cash Flows for each of the three fiscal years ended August 31, 1997, 1996 and 1995 (page 18).

         Consolidated Statements of Stockholders' Equity for each of the three fiscal years ended August 31, 1997, 1996 and 1995 (page 19).

         Notes to Consolidated Financial Statements (pages 20 - 30).

         The Company's 1997 Annual Report to Stockholders is not to be deemed filed as part of this report except for those parts thereof specifically incorporated by reference herein.

         (2). Financial statement schedules required to be filed by Item 8 of this form:

         Page 17 -- Schedule II -- Valuation and qualifying accounts.

         Page 18 -- Independent accountant's report on financial statement schedules.

         All other schedules have been omitted since they are inapplicable or not required, or the information has been included in the financial statements or the notes thereto.

         (3). Exhibits:

         (3)(a) Restated Certificate of Incorporation of the Company dated May 13, 1997, and Amendment to Certificate of Incorporation dated May 15, 1997, filed as Exhibit 3(a) to the Registrant's Form 10-Q for the Quarter ended May 31, 1997, and incorporated herein by reference.

         (3)(a)(i) Certificate of Correction Filed to Correct a Certain Error in the Restated and Amended Certificate of Incorporation of the Company dated October 15, 1997.

         (3)(b) Bylaws of the Company filed as Exhibit 4(ii) to the Registrant's Current Report on Form 8-K dated July 29, 1997, and incorporated herein by reference.

         (4)(a) Rights Agreement dated as of June 14, 1989 between the Company and First Chicago Trust Company as successor to Registrar and Transfer Company, as Rights Agent filed as an Exhibit to the Registrant's Form 8-K filed on June 13, 1995 and incorporated herein by reference.

         (4)(b) Amendment No. 1 dated as of March 31, 1995 to the Rights Agreement between the Company and First Chicago Trust Company as successor to Registrar and Transfer Company, as Rights Agent filed as an Exhibit to the Registrant's Form 8-K filed on June 13, 1995 and incorporated herein by reference.

         (4)(c) Credit Agreement among Laidlaw Chem-Waste, Inc., Laidlaw Environmental Services (Canada) Ltd., Toronto Dominion (Texas) Inc., The Toronto-Dominion Bank, TD Securities (USA) Inc., the Bank of Nova Scotia, NationsBank, N.A. and The First National Bank of Chicago and NationsBank, N.A. as Syndication Agent dated as of May 9, 1997, filed as Exhibit 4(c) to the Registrant's Form 10-Q for the Quarter ended March 31, 1997, and incorporated herein by reference.

         (4)(d) $350,000,000 5% Subordinated Convertible Pay-In-Kind Debenture due 2009 issued by Registrant on May 15, 1997 to Laidlaw Inc. the form of which was included as an appendix to the Registrant's Definitive Proxy Statement on Form DEF 14A, filed on May 1, 1997 and incorporated herein by reference.

         (4)(e) Registration Rights Agreement dated May 15, 1997 between Registrant, Laidlaw Transportation, Inc. and Laidlaw Inc. included as an appendix to the Registrant's Definitive Proxy Statement on Form DEF 14A, the form of which was filed on May 1, 1997 and incorporated herein by reference.

         (4)(f) Indenture dated as of May 1, 1993 between the Industrial Development Board of the Metropolitan Government of Nashville and Davidson County (Tennessee) and NationsBank of Tennessee, N.A., filed as Exhibit 4(f) to the Registrant's Form 10-Q for the Quarter ended May 31, 1997, and incorporated herein by reference.

         (4)(g) Indenture of Trust dated as of February 1, 1995 between Carbon County, Utah and West One Bank, Utah, now known as U.S. Bank, as Trustee, filed as Exhibit 4(g) to the Registrant's Form 10-Q for the Quarter ended May 31, 1997, and incorporated herein by reference.

         (4)(h) Indenture of Trust dated as of August, 1995 between Tooele County, Utah and West One Bank, Utah, now known as U.S. Bank, as Trustee, filed as Exhibit 4(h) to the Registrant's Form 10-Q for the Quarter ended May 31, 1997, and incorporated herein by reference.

         (4)(i) Indenture of Trust dated as of July 1, 1997 between Carbon County, Utah and U.S. Bank, a national banking association, as Trustee, filed as Exhibit 4(i) to the Registrant's Form 10-Q for the Quarter ended May 31, 1997, and incorporated herein by reference.

         (4)(j) Indenture of Trust dated as of July 1, 1997 between Tooele County, Utah and U.S. Bank, a national banking association, as Trustee, filed as Exhibit 4(j) to the Registrant's Form 10-Q for the Quarter ended May 31, 1997, and incorporated herein by reference.

         (4)(k) Indenture of Trust dated as of July 1, 1997 between California Pollution Control Financing Authority and U.S. Bank, a national banking association, as Trustee, filed as Exhibit 4(k) to the Registrant's Form 10-Q for the Quarter ended May 31,1997, and incorporated herein by reference.

         (4)(l) Stock Purchase Agreement between Westinghouse Electric Corporation (Seller) and Rollins Environmental Services, Inc. (Buyer) for National Electric, Inc. dated March 7, 1995, filed as an Exhibit to the Registrant's Form 8-K filed on June 13, 1995, and incorporated herein by reference.

         (4)(m) Second Amendment to Stock Purchase Agreement (as referenced in Exhibit (4)(l) above, dated May 15, 1997, among Westinghouse Electric Corporation, Rollins Environmental Services, Inc. and Laidlaw Inc., filed as Exhibit 4(m) to the Registrant's Form 10-Q for the Quarter ended May 31, 1997, and incorporated herein by reference.

         (4)(n) Promissory Note dated May 15, 1997 for $60,000,000 from Laidlaw Environmental Services, Inc. to Westinghouse Electric Corporation, filed as Exhibit 4(n) to the Registrant's Form 10-Q for the Quarter ended May 31, 1997, and incorporated herein by reference.

         (4)(o) Guaranty Agreement dated May 15, 1997 by Laidlaw Inc. to Westinghouse Electric Corporation guaranteeing Promissory Note dated May 15, 1997 (as referenced in Exhibit (4)(n)) from Laidlaw Environmental Services, Inc. to Westinghouse Electric Corporation, filed as Exhibit 4(o) to the Registrant's Form 10-Q for the Quarter ended May 31, 1997, and incorporated herein by reference.

         (10)(a) Rollins Environmental Services, Inc. 1982 Incentive Stock Option Plan, filed with Amendment No. 1 to the Company's Registration Statement No. 2-84139 on Form S-1 dated June 24, 1983 and incorporated herein by reference.

         (10)(b) Rollins Environmental Services, Inc. 1993 Stock Option Plan, filed with the Company's Proxy Statement for the Annual Meeting of Stockholders held January 28, 1994 and incorporated herein by reference.

         (10)(c) Stock Purchase Agreement dated February 6, 1997, among the Registrant, Laidlaw Inc., and Laidlaw Transportation, Inc. included as an appendix to the Registrant's Definitive Proxy Statement on Form DEF 14A, filed on May 1, 1997, and incorporated herein by reference.

         (10)(e) Management Incentive Plan for fiscal year 1996, filed as
         Exhibit 10(e) to the Registrant's Form 10-Q for the Quarter ended May 31, 1997, and incorporated herein by reference.

         (12) Computation of ratio of earnings to fixed charges

         (13) The Company's 1997 Annual Report to Stockholders, certain portions of which have been incorporated herein.

         (21) Subsidiaries of the Registrant

         (23) Consent of Independent Accountants

         (27) Financial data schedule


(b). Reports on Form 8-K

         The Company filed a Current Report on Form 8-K on June 11, 1997, which contained Item 4 related to the change in the Registrant's certifying accountant, and Item 5 related to the appointment of two additional directors.

         The Company filed an Amended Current Report on Form 8-K/A, on July 28, 1997, amending the Form 8-K dated May 30, 1997, which contained Item 7 related to the financial statements of businesses acquired and pro forma financial information.

         The Company filed a Current Report on Form 8-K on July 29, 1997, which contained Item 5 related to the amendment of its By-laws and Item 7 related to the exhibits.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: October 14, 1997               LAIDLAW ENVIRONMENTAL SERVICES, INC.
      ----------------               ------------------------------------
                                                 (Registrant)

                                               /s/ K. W. Winger
                                     ------------------------------------
                                               Kenneth W. Winger
                                     President and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                          Title                              Date
---------                          -----                              ----

/s/ J. R. Bullock           Chairman of the Board               October 14, 1997
--------------------------  and Director
James R. Bullock

/s/ K. W. Winger            President, Chief Executive Officer  October 14, 1997
--------------------------  and Director
Kenneth W. Winger

/s/ Paul R. Humphreys       Senior Vice President, Finance      October 14, 1997
--------------------------  and Chief Financial Officer
Paul R. Humphreys

/s/ J. R. Grainger          Director                            October 14, 1997
--------------------------
John R. Grainger

/s/ L. W. Haworth           Director                            October 14, 1997
--------------------------
Leslie W. Haworth

/s/ John W. Rollins, Sr.    Director                            October 14, 1997
--------------------------
John W. Rollins, Sr.

/s/ John W. Rollins, Jr.    Director                            October 14, 1997
--------------------------
John W. Rollins, Jr.

/s/ David E. Thomas, Jr.    Director                            October 14, 1997
--------------------------
David E. Thomas, Jr.

/s/ Henry B. Tippie         Director                            October 14, 1997
--------------------------
Henry B. Tippie

                            Director
--------------------------
James L. Wareham

                            Director

--------------------------
Grover C. Wrenn

ITEM 14 (2.)

                      LAIDLAW ENVIRONMENTAL SERVICES, INC.
                Schedule II - Valuation and Qualifying Accounts
                                ($ in Thousands)

                                                         Additions
                                      Balance at   --------------------
                                      Beginning    Charged to                           Balance at
Description                           of Period     Expense    Other(1) Deductions(1) End of Period
---------------------------------------------------------------------------------------------------
Year ended August 31

1997
Allowance for doubtful accounts        $ 4,985      $1,633      $2,171      $1,553      $ 7,236
Amortization of intangible assets       12,962       2,216           0       3,509       11,669

1996
Allowance for doubtful accounts        $ 5,705      $1,306      $    0     $ 2,026      $ 4,985
Amortization of intangible assets       12,079       2,054           0       1,171       12,962

1995
Allowance for doubtful accounts        $ 1,719      $  214      $6,037     $ 2,265      $ 5,705
Amortization of intangible assets        9,854       2,225           0           0       12,079

(1)    Represents balances of acquired and disposed business and holding gain
       (loss) on Canadian balances translated into U.S. dollars at the exchange rate prevailing at the end of the year.