Form 10-Q
period 1997-11-30
LAIDLAW ENVIRONMENTAL SERVICES INC
filed 1998-01-14
CIK 701856

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934


                For the Quarterly Period Ended November 30, 1997
                                               -----------------

                          Commission File Number 1-8368
                                                 ------

                      LAIDLAW ENVIRONMENTAL SERVICES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Delaware                                      51-0228924
-------------------------------                       -------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)


1301 Gervais Street Columbia, Suite 300, South Carolina              29201
-------------------------------------------------------            --------
        (Address of principal executive offices)                   (Zip Code)

       (803) 933-4210 (Registrant's telephone number, including area code)
       --------------


   ---------------------------------------------------------------------------
   (Former name, address and former fiscal year, if changed since last report)

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

         The number of shares of the issuer's common stock outstanding as of December 31, 1997 was 182,282,097.

                      LAIDLAW ENVIRONMENTAL SERVICES, INC.


                                      INDEX


PART 1 FINANCIAL INFORMATION

Item 1 Financial Statements

         Consolidated Statements of Income for the Three Month
         Periods Ended November 30, 1997 and 1996                             3

         Consolidated Balance Sheets as of November 30, 1997 and
         August 31, 1997                                                      4

         Consolidated Statements of Cash Flows for the Three
         Month Periods Ended November 30, 1997 and 1996                       5

         Notes to Consolidated Financial Statements                           6

Item 2 Management's Discussion and Analysis of Financial Condition
       and Results of Operations                                              8


PART II OTHER INFORMATION

Item 1 Legal Proceedings                                                     11

Item 4 Submission of Matters to a Vote of Security Holders                   12

Item 6 Exhibits and Reports on Form 8-K                                      12


Signatures                                                                   16

                     LAIDLAW ENVIRONMENTAL SERVICES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                   ($ in Thousands, Except Per Share Amounts)
                                   (Unaudited)

Three Months Ended November 30                                                      1997                      1996
---------------------------------------------------------------------------------------------------------------------
Revenues                                                                          $211,552                  $172,565

Expenses:
      Operating                                                                    145,325                   124,741
      Depreciation and amortization                                                 13,895                    15,318
      Selling, general and administrative                                           20,401                    17,607
---------------------------------------------------------------------------------------------------------------------
           Total expenses                                                          179,621                   157,666
---------------------------------------------------------------------------------------------------------------------
Operating income                                                                    31,931                    14,899
Allocated interest expense                                                               -                    10,450
Interest expense (net of amount capitalized)                                        15,139                         -
Other income                                                                           500                     1,166
---------------------------------------------------------------------------------------------------------------------
Income from continuing operations
      before income tax                                                             17,292                     5,615
Income tax expense                                                                   7,227                     1,200
---------------------------------------------------------------------------------------------------------------------
Income from continuing operations
      before minority interest                                                      10,065                     4,415
Minority interest                                                                       79                      (827)
---------------------------------------------------------------------------------------------------------------------
Income from continuing operations                                                   10,144                     3,588
Income from discontinued operations                                                      -                       703
---------------------------------------------------------------------------------------------------------------------
      Net income                                                                  $ 10,144                   $ 4,291
=====================================================================================================================

Primary income per share:
   Income from continuing operations                                              $  0.056                  $  0.030
   Income from discontinued operations                                                   -                     0.006
---------------------------------------------------------------------------------------------------------------------
   Net income                                                                     $  0.056                  $  0.036
=====================================================================================================================
   Weighted average common and common
      stock equivalents outstanding (000s)                                         180,822                   120,000
=====================================================================================================================

Fully diluted income per share:
   Income from continuing operations                                              $  0.047                  $  0.030
   Income from discontinued operations                                                   -                     0.006
---------------------------------------------------------------------------------------------------------------------
   Net income                                                                     $  0.047                  $  0.036
=====================================================================================================================
   Weighted average common and common
      stock equivalents outstanding (000s)                                         274,156                   120,000
=====================================================================================================================

See accompanying Notes to Consolidated Financial Statements.

                      LAIDLAW ENVIRONMENTAL SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                        November 30,
                                                                                           1997             August 31,
($ in Thousands)                                                                        (Unaudited)            1997
----------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets
    Cash and cash equivalents                                                         $    9,843           $   11,160
    Trade and other accounts receivable                                                  218,534              210,914
    Inventories                                                                            7,281                7,927
    Income taxes recoverable                                                              13,307               13,027
    Other current assets                                                                  10,930                8,512
----------------------------------------------------------------------------------------------------------------------
         Total current assets                                                            259,895              251,540
----------------------------------------------------------------------------------------------------------------------
Long-term investments                                                                     61,951               51,909
----------------------------------------------------------------------------------------------------------------------
Land, landfill sites and improvements                                                    431,174              499,326
Buildings                                                                                421,030              419,779
Machinery and equipment                                                                  582,831              605,310
Construction in process                                                                   15,783               15,608
----------------------------------------------------------------------------------------------------------------------
    Property, plant and equipment                                                      1,450,818            1,540,023
         Less: Accumulated depreciation and amortization                                (298,895)            (303,454)
----------------------------------------------------------------------------------------------------------------------
Net property, plant and equipment                                                      1,151,923            1,236,569
----------------------------------------------------------------------------------------------------------------------
Assets held for sale                                                                      41,813                    -
Goodwill                                                                                  69,407               70,527
Deferred charges                                                                           5,231                  333
----------------------------------------------------------------------------------------------------------------------
         Total assets                                                                 $1,590,220           $1,610,878
======================================================================================================================

LIABILITIES
Current liabilities
    Accounts payable                                                                  $   67,504           $   48,148
    Accrued liabilities                                                                  102,332              115,211
    Current portion of long-term debt                                                     15,534               12,086
----------------------------------------------------------------------------------------------------------------------
         Total current liabilities                                                       185,370              175,445
----------------------------------------------------------------------------------------------------------------------
Deferred items
    Income taxes                                                                          57,472               49,790
    Other                                                                                171,060              179,668
Long-term debt                                                                           479,805              528,010
Subordinated convertible debenture                                                       350,000              350,000
----------------------------------------------------------------------------------------------------------------------
    Total liabilities                                                                  1,243,707            1,282,913
Commitments and contingencies
STOCKHOLDERS' EQUITY
    Common stock, par value $1.00 per share; authorized 350,000,000;
       issued and outstanding 182,271,597; August 31, 1997-180,435,311                   182,272              180,435
    Additional paid-in capital                                                           392,641              385,200
    Cumulative foreign currency translation adjustment                                    (3,083)                   -
    Net unrealized gain on securities available for sale                                   2,209                    -
    Accumulated deficit                                                                 (227,526)            (237,670)
----------------------------------------------------------------------------------------------------------------------
         Total stockholders' equity                                                      346,513              327,965
======================================================================================================================
Total liabilities and stockholders' equity                                            $1,590,220           $1,610,878
======================================================================================================================

See accompanying Notes to Consolidated Financial Statements.

                      LAIDLAW ENVIRONMENTAL SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ in Thousands)
                                   (Unaudited)

Three Months Ended November 30                                                                 1997                     1996
-------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net Income                                                                                   $ 10,144                 $  4,291
      Adjustments to reconcile net income to net cash
             provided by (used in) operations:
      Depreciation and amortization                                                            13,895                   15,905
      Deferred income taxes                                                                     6,874                      400
      Change in accounts receivable                                                           (13,283)                 (15,433)
      Change in accounts payable, accrued liabilities and deferred liabilities                  2,325                  (20,090)
      Decrease in liabilities assumed upon acquisition                                         (8,750)                       -
      Change in other, net                                                                     (3,706)                   5,236
-------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                                             7,499                   (9,691)
-------------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
      Purchase of property, plant and equipment                                                (8,490)                  (7,933)
      Net increase in long-term investments                                                   (12,811)                    (424)
      Proceeds from sales of property, plant and equipment                                      1,875                    1,473
      Increase in deferred charges                                                             (4,998)                       -
-------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                         (24,424)                  (6,884)
-------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
      Issuance of common stock on exercise of stock options                                       528                        -
      Bank overdraft (included in accounts payable)                                            17,600                        -
      Repayment of long-term debt                                                              (2,520)                  (1,342)
      Advances from Laidlaw Inc.                                                                    -                   17,917
-------------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                      15,608                   16,575
-------------------------------------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                                                      (1,317)                       -
Cash and cash equivalents at:
      Beginning of period                                                                      11,160                        -
===============================================================================================================================
      End of period                                                                          $  9,843                 $      -
===============================================================================================================================

NONCASH INVESTING AND FINANCING ACTIVITIES:
      Net unrealized gain on securities available for sale                                   $  2,209                 $      -
      Issuance of common stock to satisfy interest payment due on
           November 15, 1997 on subordinated convertible debenture                           $  8,750                 $      -
===============================================================================================================================

See accompanying Notes to Consolidated Financial Statements.

                      LAIDLAW ENVIRONMENTAL SERVICES, INC.

                   Notes to Consolidated Financial Statements
                  For the Three Months Ended November 30, 1997


NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, do not include all of the disclosures required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the interim period results have been included; all such adjustments are of a normal recurring nature. Operating results for the three month period ended November 30, 1997 are not necessarily indicative of the results that may be expected for the full fiscal year ending August 31, 1998. These statements should be read in conjunction with the consolidated financial statements, including the accounting policies, and notes thereto included in the Registrant's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on October 31, 1997. Certain amounts as of August 31, 1997 have been reclassified to conform to the current period's presentations.

         In October 1996, the American Institute of Certified Public Accountants issued Statement of Position 96-1 "Environmental Remediation Liabilities" ("SOP 96-1"). This SOP was adopted by the Company for the fiscal year beginning September 1, 1997. SOP 96-1 provides that environmental remediation liabilities should be accrued when the criteria of Statement of Financial Accounting Standards ("SFAS") No. 5, "Accounting for Contingencies" are met and it includes benchmarks to aid in the determination of when environmental remediation liabilities should be recognized. SOP 96-1 also provides guidance with respect to the measurement of the liability and the display and disclosure of environmental remediation liabilities in the financial statements. The adoption of this SOP did not have a material impact on the Company's financial condition or net income.


NOTE 2 - COMMITMENTS AND CONTINGENCIES

Legal Proceedings:

         TAX MATTERS. The consolidated federal income tax returns of Laidlaw Transportation, Inc. and its U.S. subsidiaries (collectively, "LTI") (which until May 15, 1997, included certain of the subsidiaries of the Company) for the fiscal years ended August 31, 1986, 1987 and 1988, have been under audit by the Internal Revenue Service. In March 1994, LTI received a statutory notice of deficiency proposing that LTI pay additional taxes relating to disallowed deductions in those income tax returns. The principal issue involved, relates to the timing and the deductibility for tax purposes of interest attributable to loans owning to related foreign persons. LTI has petitioned the United States Tax Court (captioned as Laidlaw Transportation, Inc. & Subsidiaries et al. vs. Commissioner of Internal Revenue, Docket Nos. 9361-94 and 9362-94) for a redetermination of claimed deficiencies of approximately $49.6 million (plus interest of approximately $84 million as of November 30, 1997). In October 1997, LTI received a statutory notice of deficiency proposing that the subsidiaries pay additional taxes of approximately $143.5 million (plus interest of approximately $129 million as of November 30, 1997) relating to disallowed deductions in federal income tax returns for the fiscal years ended August 31, 1989, 1990 and 1991, based on the same issues. LTI intends to vigorously contest these claimed deficiencies. The Company anticipates that the Internal Revenue Service will propose adjustments for the same issue in subsequent taxation years. Pursuant to the February 6, 1997 Stock Purchase Agreement between Rollins Environmental Services, Inc. ("Rollins") and Laidlaw Inc. ("Laidlaw"), Laidlaw and LTI agreed to be responsible for any tax liabilities resulting from these matters. The Company believes that the ultimate disposition of these issues will not have a materially adverse effect upon the Company's consolidated financial position or results of operations.

NOTE 3 - STOCKHOLDERS' EQUITY

         Changes in the components of stockholders' equity since September 1, 1997 have been as follows ($ in thousands):

                                                                 Cumulative      Unrealized
                                                                  Foreign         Gain on
                                                  Additional      Currency         Assets                       Total
                                     Common        Paid-in       Translation     Available   Accumulated     Stockholders'
                                     Stock         Capital       Adjustment       for Sale     Deficit          Equity
                                   ---------      ----------     -----------     ----------  -----------     -------------
Balance at September 1, 1997       $ 180,435       $385,200      $    --         $ --        $(237,670)      $327,965
Net income for period                   --             --             --           --           10,144         10,144
Exercise of stock options                121            407           --           --             --              528
Issuance of shares (Note A)            1,716          7,034           --           --             --            8,750
Unrealized gain on securities
  available for sale                    --             --             --          2,209           --            2,209
Cumulative foreign currency
  translation adjustments               --             --           (3,083)        --             --           (3,083)
                                   ---------       --------      ---------       ------      ---------       --------
Balance at November 30, 1997       $ 182,272       $392,641      $  (3,083)      $2,209      $(227,526)      $346,513
                                   =========       ========      =========       ======      =========       ========


Note A: To satisfy interest payment due on November 15, 1997 on subordinated convertible debenture.

         At November 30, 1997, the Company had issued and outstanding 182,271,597 shares of its $1 par value common stock. For accounting purposes, 120 million of these shares were deemed outstanding in all prior periods and 60,375,811 were deemed to have been issued on May 15, 1997, at $2.75 per share, as consideration for the acquisition of Rollins by the Company.

         During the three month period ended November 30, 1997, the Company purchased equity securities classified as available for sale and accordingly are reported at fair value as November 30, 1997, with unrealized gains excluded from earnings and reported as a separate component of stockholders' equity.

NOTE 4 - ASSETS HELD FOR SALE

         On December 18, 1997 the Company sold its municipal solid waste landfill in Carbon County, Utah to Allied Waste Industries, Inc. The total consideration received by the Company was $90 million, consisting of $19 million in cash, assumed debt of approximately $51 million, a promissory note for $10 million with interest at 7% due March 1, 2000, and $10 million contingently payable March 1, 2000, upon the satisfaction of certain earnings targets. As well, the Company was reimbursed $14.7 million in cash for trust funds securing obligations of the landfill. The transaction results in no gain or loss. The Company's net investment in this landfill of $41.8 million has been classified as an asset held for sale at November 30, 1997.

NOTE 5 - SUBSEQUENT EVENTS

         On November 4, 1997 the Company announced its intent to offer $14.00 cash and 2.4 common shares of the Company for all the 58.3 million outstanding shares of Safety-Kleen Corp. On November 20, 1997 the Company announced revised terms to offer $15.00 cash and $15.00 in Company common stock (the "Revised Offer"). The cash portion is subject to reduction by certain termination expenses related to a competing offer to a maximum of $75 million in the aggregate. The common stock portion of the Revised Offer is subject to an exchange ratio mechanism whereby the value of the common stock issued will total $15.00 provided that the Company's common stock trades equal to or greater than $4.28571 and equal to or less than $5.35714 per share, resulting in a corresponding adjustment to the number of shares to be issued. If the Company's common stock trades at a price below $4.28571 or above $5.35714, the share exchange will be limited to 3.5 and 2.8, respectively. The Company has filed a registration statement on Form S-4, as amended, with the Commission which contains a preliminary prospectus setting forth the terms and conditions of the Revised Offer. As of November 30, 1997, the Company incurred $5 million in costs related to the Revised Offer which are included in deferred charges in the Consolidated Balance Sheet. If the Revised Offer is not accepted, such costs will be charged against income at that time.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Results of Operations: Three Months Ended November 30, 1997 compared with
                       Three Months Ended November 30, 1996

Operating results are as follows ($ in millions):

                                                     Three Months Ended November 30,
                                          -----------------------------------------------------
                                           1997              1996          1997           1996
                                          ------            ------        -----          -----
Revenue                                   $211.6            $172.6        100.0%         100.0%
Operating expense                          145.4             124.8         68.7%          72.3%
Depreciation & amortization                 13.9              15.3          6.6%           8.9%
Selling, general & administrative           20.4              17.6          9.6%          10.2%
                                          ------            ------        ------         ------
Operating income                          $ 31.9            $ 14.9          15.1%           8.6%
                                          ======            ======        ======         ======

Revenues

Components of revenue ($ in millions):

                                                     Three Months Ended November 30,
                                            -----------------------------------------------
                                                    1997                        1996
                                            -------------------         -------------------
Service Center                              $ 93.4          37%         $ 75.1          37%
Landfill                                      44.2          17%           49.6          25%
Incinerator                                   51.1          20%           14.6           7%
Transportation                                21.1           8%           27.4          14%
Specialty Services                            44.9          18%           35.2          17%
                                            ------         ----         ------         ----
                                             254.7         100%          201.9         100%
                                                           ====                        ====
Less: Intercompany eliminations              (43.1)                      (29.3)
                                            ------                      ------
     Total revenue                          $211.6                      $172.6
                                            ======                      ======


         Revenues increased $39.0 million, or 22.6%, during the three months ended November 30, 1997 compared to the three months ended November 30, 1996. Revenue for incinerators increased $36.5 million, or 250.0%, while service center revenues increased $18.3 million, or 24.4%, each reflecting the inclusion of the acquired Rollins business. Revenue from specialty service operations increased $9.7 million, or 27.6%, due to increased harbor related dredging, treatment and disposal management activities. Revenue from landfill operations decreased $5.4 million, or 10.9%, due to lower receipts at industrial and municipal solid waste sites, partially offset by higher volumes at the Company's hazardous waste landfills. Revenues from transportation operations decreased $6.3 million, or 23.0%, impacted by the lower non-hazardous landfill waste volumes. Revenue from intercompany sources increased $13.8 million, or 47.1%, due to the redirection of waste streams for internal disposal. As a result, the Company increased the internalization of waste disposal activities to 76% in the current quarter, up from 68% in fiscal year 1997.

         Management's estimates of the components of changes in the Company's consolidated revenue are as follows:

                                                             Percentage Increase (Decrease)
                                                             Three Months Ended November 30,
                                                         ---------------------------------------
                                                         1997 over 1996           1996 over 1995
                                                         --------------           --------------
Expansion of customer base by acquisition                     23.5 %                    1.6 %
Other, primarily through volume and price changes              4.5 %
                                                                                       (4.7)%
Divestitures and closures                                     (4.9)%                   (0.8)%
Foreign exchange rate changes                                 (0.5)%                   (0.1)%
                                                              -----                    -----
     Total                                                    22.6 %                   (4.0)%
                                                              =====                    =====

         The comparative increase in revenue for the quarter ended November 30, 1997 was primarily due to the inclusion of the acquired operations of Rollins. Current revenues from existing operations were supported by additional volumes at certain hazardous waste landfills and from continuing harbor related dredging, treatment and disposal activities. Volume related increases were somewhat offset by previous rationalization measures at Gulf Coast remedial services operations and by reduced volumes at certain industrial and municipal solid waste landfills. Prior period revenues included contributions from a wastewater facility and the Clive, Utah incineration facility, which were closed in fiscal 1997.

Operating Expenses

         Operating expenses increased $20.6 million, or 16.5%, during the three months ended November 30, 1997, compared to the three months ended November 30, 1996. The increase was primarily attributable to additional business obtained as part of the acquisition of Rollins. As a percentage of revenue, operating expense decreased to 68.7% from 72.3% in the comparable prior year period, primarily due to stabilized pricing, the increased utilization of existing facilities and ongoing cost reduction initiatives.


Depreciation and Amortization Expense

         Depreciation and amortization expense decreased $1.4 million, or 9.3%, during the quarter ended November 30, 1997, compared to the prior year quarter. The decrease was related to reduced non-hazardous landfill cell space consumption and the closures of a wastewater facility and the Clive, Utah incineration facility. As a percentage of revenue, depreciation and amortization expense decreased to 6.6% from 8.9% in the prior year.


Selling, General and Administrative Expenses

         Selling, general and administrative expenses increased $2.8 million, or 15.9% during the three months ended November 30, 1997, versus the prior year quarter. As a percentage of revenue, selling, general and administrative expenses decreased to 9.6% from 10.2% in the prior year quarter due to cost reduction measures and economies of scale gained through the Rollins acquisition.


Interest Expense

         Interest expense increased $4.7 million, or 44.9% during the three months ended November 30, 1997, over the prior year period primarily as a result of the recapitalization related to the Rollins acquisition. Prior to May 15, 1997 interest expense was allocated from the parent corporation, Laidlaw.


Income Tax Expense

         Prior to May 15, 1997, income tax expense was allocated from the parent corporation. Effective May 15, 1997, the Company is subject to full federal and state income tax effects.



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

LIQUIDITY AND CAPITAL RESOURCES

         The cash generated by operating activities in the three months ended November 30, 1997 totaled $7.5 million. This was composed of $35.0 million from operations before financing working capital and the impact of acquisition related spending, $18.7 million to finance working capital (primarily accounts receivable) and $8.8 million related to spending on prior period acquisition liabilities.

         The cash used in investing activities totaled $24.4 million including $6.6 million for capital expenditures (net of proceeds of disposal), $12.8 million for purchases of long-term investments (primarily an investment in the shares of Safety-Kleen Corp.) and a $5.0 million increase in deferred charges related to the Company's offer to acquire Safety-Kleen Corp.

         The Company believes that it has adequate liquidity to finance its planned capital expenditure and debt retirement needs through cash generated by operations and available sources of liquidity under its bank credit facilities.



                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         TAX MATTERS. The consolidated federal income tax returns of LTI (which until May 15, 1997, included certain of the subsidiaries of the Company) for the fiscal years ended August 31, 1986, 1987 and 1988, have been under audit by the Internal Revenue Service. In March 1994, LTI received a statutory notice of deficiency proposing that LTI pay additional taxes relating to disallowed deductions in those income tax returns. The principal issue involved, relates to the timing and the deductibility for tax purposes of interest attributable to loans owning to related foreign persons. LTI has petitioned the United States Tax Court (captioned as Laidlaw Transportation, Inc. & Subsidiaries et al. vs. Commissioner of Internal Revenue, Docket Nos. 9361-94 and 9362-94) for a redetermination of claimed deficiencies of approximately $49.6 million (plus interest of approximately $84 million as of November 30, 1997). In October 1997, LTI received a statutory notice of deficiency proposing that the subsidiaries pay additional taxes of approximately $143.5 million (plus interest of approximately $129 million as of November 30, 1997) relating to disallowed deductions in federal income tax returns for the fiscal years ended August 31, 1989, 1990 and 1991, based on the same issues. LTI intends to vigorously contest these claimed deficiencies. The Company anticipates that the Internal Revenue Service will propose adjustments for the same issue in subsequent taxation years. Pursuant to the February 6, 1997 Stock Purchase Agreement between Rollins and Laidlaw, Laidlaw and LTI agreed to be responsible for any tax liabilities resulting from these matters. The Company believes that the ultimate disposition of these issues will not have a materially adverse effect upon the Company's consolidated financial position or results of operations.

         Other than as herein reported there have been no additional significant legal proceedings nor any material changes in the legal proceedings reported on pages 8 through 11 of the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1997.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Company's Annual Meeting of Stockholders was held on November 25, 1997. At the meeting, the Company's stockholders (i) elected the four individuals who had been nominated to be members of the Board of Directors, (ii) approved the 1997 Stock Option Plan encouraging stock ownership by key employees, and (iii) approved the Directors Stock Option Plan encouraging stock ownership by the directors. The following table sets forth the voting results:

                                                            For              Against         Withheld       Abstentions
                                                            ---              -------         --------       -----------
Election of Directors:
     Leslie W. Haworth                                  166,082,800                 -       2,380,171                -
     Henry B. Tippie                                    165,996,420                 -       2,466,551                -
     James L. Wareham                                   166,079,959                 -       2,383,012                -
     Kenneth W. Winger                                  166,059,633                 -       2,403,338                -
Approval of the 1997 Stock Option Plan                  166,694,860         1,477,398               -          290,713
Approval of the Directors Stock Option Plan             166,142,172         1,991,110               -          329,689


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

(3)(a) Restated Certificate of Incorporation of the Company dated May 13, 1997 and Amendment to Certificate of Incorporation dated May 15, 1997 filed as
Exhibit 3(a) to the Registrant's Form 10-Q for the Quarter ended May 31, 1997 and incorporated herein by reference.

(3)(a)(i) Certificate of Correction Filed to Correct a Certain Error in the Restated and Amended Certificate of Incorporation of the Company dated October 15, 1997 filed as Exhibit (3)(a)(i) to the Registrant's Form 10-K for the Year ended August 31, 1997, and incorporated herein by reference.

(3)(b) Amended and Restated Bylaws of the Company filed as Exhibit 4(ii) to the Registrant's Current Report on Form 8-K dated July 29, 1997 and incorporated herein by reference.

(4)(a) Rights Agreement dated as of June 14, 1989 between the Company and First Chicago Trust Company as successor to Registrar and Transfer Company, as Rights Agent filed as Exhibit 4(e) to the Registrant's Current Report on Form 8-K filed on June 13, 1995 and incorporated herein by reference.

(4)(b) Amendment No. 1 dated as of March 31, 1995 to the Rights Agreement between the Company and First Chicago Trust Company as successor to Registrar and Transfer Company, as Rights Agent filed as Exhibit 4(f) to the Registrant's Current Report on Form 8-K on June 13, 1995 and incorporated herein by reference.

(4)(c) Amendment No. 2 dated as of April 30, 1997 to the Rights Agreement between the Company and First Chicago Trust Company as successor to Registrar and Transfer Company, as Rights Agent.

(4)(d) Credit Agreement among Laidlaw Chem-Waste, Inc., Laidlaw Environmental Services (Canada) Ltd., Toronto Dominion (Texas) Inc., The Toronto-Dominion Bank, TD Securities (USA) Inc., the Bank of Nova Scotia, NationsBank, N.A. and The First National Bank of Chicago and NationsBank, N.A. as Syndication Agent dated as of May 9, 1997, filed as Exhibit 4(c) to the Registrant's Form 10-Q for the Quarter ended May 31, 1997, and incorporated herein by reference.

(4)(e) $350,000,000 5% Subordinated Convertible Pay-In-Kind Debenture due 2009 issued by Registrant on May 15, 1997 to Laidlaw Inc. the form of which was included as an appendix to the Registrant's Definitive Proxy Statement on Form DEF 14A, filed on May 1, 1997 and incorporated herein by reference.

(4)(f) Registration Rights Agreement dated May 15, 1997 between Registrant, Laidlaw Transportation, Inc. and Laidlaw Inc. included as an appendix to the Registrant's Definitive Proxy Statement on Form DEF 14A, the form of which was filed on May 1, 1997 and incorporated herein by reference.

(4)(g) Indenture dated as of May 1, 1993 between the Industrial Development Board of the Metropolitan Government of Nashville and Davidson County (Tennessee) and NationsBank of Tennessee, N.A., filed as Exhibit 4(f) to the Registrant's Form 10-Q for the Quarter ended May 31, 1997, and incorporated herein by reference.

(4)(h) Indenture of Trust dated as of February 1, 1995 between Carbon County, Utah and West One Bank, Utah, now known as U.S. Bank, as Trustee, filed as
Exhibit 4(g) to the Registrant's Form 10-Q for the Quarter ended May 31, 1997, and incorporated herein by reference.

(4)(i) Indenture of Trust dated as of August, 1995 between Tooele County, Utah and West One Bank, Utah, now known as U.S. Bank, as Trustee, filed as Exhibit 4(h) to the Registrant's form 10-Q for the Quarter ended May 31, 1997, and incorporated herein by reference.

(4)(j) Indenture of Trust dated as of July 1, 1997 between Carbon County, Utah and U.S. Bank, a national banking association, as Trustee, filed as Exhibit 4(i) to the Registrant's Form 10-Q for the Quarter ended May 31, 1997, and incorporated herein by reference.

(4)(k) Indenture of Trust dated as of July 1, 1997 between Tooele County, Utah and U.S. Bank, a national banking association, as Trustee, filed as Exhibit 4(j) to the Registrant's Form 10-Q for the Quarter ended May 31, 1997, and incorporated herein by reference.

(4)(l) Indenture of Trust dated as of July 1, 1997 between California Pollution Control Financing Authority and U.S. Bank, a national banking association, as Trustee, filed as Exhibit 4(k) to the Registrant's Form 10-Q for the Quarter ended May 31, 1997, and incorporated herein by reference.

(4)(m) Stock Purchase Agreement between Westinghouse Electric Corporation (Seller) and Rollins Environmental Services, Inc. (Buyer) for National Electric, Inc. dated March 7, 1995 filed as Exhibit 2 to the Registrant's Current Report on Form 8-K filed on June 13, 1995 and incorporated herein by reference.

(4)(n) Second Amendment to Stock Purchase Agreement (as referenced in Exhibit
(4)(m) above, dated May 15, 1997 among Westinghouse Electric Corporation, Rollins Environmental Services, Inc. and Laidlaw Inc., filed as Exhibit 4(m) to the Registrant's Form 10-Q for the Quarter ended May 31, 1997, and incorporated herein by reference.

(4)(o) Promissory Note dated May 15, 1997 for $60,000,000 from Laidlaw Environmental Services, Inc. to Westinghouse Electric Corporation, filed as
Exhibit 4(n) to the Registrant's Form 10-Q for the Quarter ended May 31, 1997, and incorporated herein by reference.

(4)(p) Guaranty Agreement dated May 15, 1997 by Laidlaw Inc. to Westinghouse Electric Corporation guaranteeing Promissory Note dated May 15, 1997 (as referenced in Exhibit (4)(o)) from Laidlaw Environmental Services, Inc. to Westinghouse Electric Corporation, filed as Exhibit 4(o) to the Registrant's Form 10-Q for the Quarter ended May 31, 1997, and incorporated herein by reference.

(10)(a) Rollins Environmental Services, Inc. 1982 Incentive Stock Option Plan filed with Amendment No. 1 to the Company's Registration Statement No. 2-84139 on Form S-1 dated June 24, 1983 and incorporated herein by reference.

(10)(b) Rollins Environmental Services, Inc. 1993 Stock Option Plan filed with the Company's Proxy Statement for the Annual Meeting of Shareholders held January 28, 1994 and incorporated herein by reference.

(10)(c) Laidlaw Environmental Services, Inc. 1997 Stock Option Plan, filed as
Exhibit 4.4 to the Company's Registration Statement on Form S-8 dated December 10, 1997 and incorporated herein by reference.

(10)(d) Laidlaw Environmental Services, Inc. Director's Stock Option Plan, filed as Exhibit 4.5 to the Company's Registration Statement on Form S-8 dated December 10, 1997 and incorporated herein by reference.

(10)(e) Stock Purchase Agreement dated February 6, 1997 among the Registrant, Laidlaw Inc., and Laidlaw Transportation, Inc. included as an appendix to the Definitive Proxy Statement on Form DEF 14A filed on May 1, 1997 and incorporated herein by reference.

(10)(f) Management Incentive Plan for fiscal year 1998.

(10)(g) Laidlaw Environmental Services, Inc. U.S. Supplemental Executive Retirement Plan.

(11)    Statement of Computation of Per Share Earnings.

(27)    Financial Data Schedule.

(99)(a) Definitive Proxy Statement on Form DEF 14A, filed with the Securities and Exchange Commission on May 1, 1997 and incorporated herein by reference.


(b)      Reports on Form 8-K.

The Company filed a Current Report on Form 8-K, dated November 5, 1997, which contained Item 5 related to a press release publicizing the intent to file documents with the Securities and Exchange Commission pertaining to an offer for Safety-Kleen Corp.

The Company filed a Current Report on Form 8-K, dated November 14, 1997, which contained Item 5 related to a press release publicizing the filing of a Form S-4.

The Company filed a Current Report on Form 8-K, dated November 14, 1997, which contained Item 5 related to a press release publicizing an additional harbor dredging contract.

The Company filed a Current Report on Form 8-K, dated November 19, 1997, which contained Item 5 related to a press release publicizing the response to the Safety-Kleen Corp. lawsuit filed against it.

The Company filed a Current Report on Form 8-K, dated November 21, 1997, which contained Item 5 related to a press release announcing a revised offer for Safety-Kleen Corp.

The Company filed a Current Report on Form 8-K, dated November 25, 1997, which contained Item 5 related to a press release publicizing the filing of a Form S-4/A and the filing of a lawsuit against Safety-Kleen Corp.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



   DATE: January 13, 1998                 LAIDLAW ENVIRONMENTAL SERVICES, INC.
         ----------------                 --------------------------------------
                                                     (Registrant)



                                                  /s/ Kenneth W. Winger
                                          --------------------------------------
                                                    Kenneth W. Winger
                                          President and Chief Executive Officer



                                                  /s/ Paul R. Humphreys
                                          --------------------------------------
                                                    Paul R. Humphreys
                                            Senior Vice President-Finance and
                                                 Chief Financial Officer