Form 10-Q
period 1998-02-28
LAIDLAW ENVIRONMENTAL SERVICES INC
filed 1998-04-10
CIK 701856

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                For the Quarterly Period Ended February 28, 1998


                          Commission File Number 1-8368


                      LAIDLAW ENVIRONMENTAL SERVICES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                        51-0228924
--------------------------------------------------------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)


     1301 Gervais Street Columbia, Suite 300, South Carolina     29201
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

         The number of shares of the issuer's common stock outstanding as of April 7, 1998 was 338,398,600.

                      LAIDLAW ENVIRONMENTAL SERVICES, INC.


                                      INDEX


PART 1   FINANCIAL INFORMATION

Item 1   Financial Statements

             Consolidated Statements of Income for the Three and Six Month
             Periods Ended February 28, 1998 and 1997                         3

                 Consolidated Balance Sheets as of February 28, 1998
                 and August 31, 1997                                          4

                 Consolidated Statements of Cash Flows for the Six Month
                 Periods Ended February 28, 1998 and 1997                     5

             Notes to Consolidated Financial Statements                       6

Item 2   Management's Discussion and Analysis of
         Financial Condition and Results of Operations
                                                                              8

PART II  OTHER INFORMATION

Item 1   Legal Proceedings                                                   13

Item 4   Submission of Matters to a Vote of Security Holders                 13

Item 6   Exhibits and Reports on Form 8-K                                    14


Signatures                                                                   18

                      LAIDLAW ENVIRONMENTAL SERVICES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                   ($ in Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                                     Three Months Ended                Six Months Ended
                                                         February 28,                    February 28,
                                                  -------------------------       -------------------------
                                                     1998            1997            1998            1997
-----------------------------------------------------------------------------------------------------------
Revenues                                          $ 173,215       $ 140,627       $ 384,767       $ 313,192

Expenses:
      Operating                                     123,780         100,903         269,105         225,644
      Depreciation and amortization                  10,924          14,219          24,819          29,537
      Selling, general and administrative            18,835          16,336          39,236          33,943
-----------------------------------------------------------------------------------------------------------
           Total expenses                           153,539         131,458         333,160         289,124
-----------------------------------------------------------------------------------------------------------
Operating income                                     19,676           9,169          51,607          24,068
Allocated interest expense                             --             5,831            --            16,281
Interest expense (net of amount capitalized)         14,350           2,348          29,489           2,348
Other income                                            743             746           1,243           1,912
-----------------------------------------------------------------------------------------------------------
Income from continuing operations
      before income tax                               6,069           1,736          23,361           7,351
Income tax expense                                    2,328             357           9,555           1,557
-----------------------------------------------------------------------------------------------------------
Income from continuing operations
      before minority interest                        3,741           1,379          13,806           5,794
Minority interest                                      (185)            371            (106)           (456)
-----------------------------------------------------------------------------------------------------------
Income from continuing operations                     3,556           1,750          13,700           5,338
Loss from discontinued operations                      --              (917)           --              (214)
===========================================================================================================
      Net income                                  $   3,556       $     833       $  13,700       $   5,124
===========================================================================================================

Basic income per share:
   Income from continuing operations              $   0.020       $   0.015       $   0.075       $   0.044
   Loss from discontinued operations                   --            (0.008)           --            (0.002)
-----------------------------------------------------------------------------------------------------------
   Net income                                     $   0.020       $   0.007       $   0.075       $   0.042
===========================================================================================================
   Weighted average common stock
      outstanding (000s)                            182,283         120,000         181,523         120,000
===========================================================================================================

Diluted income per share:
   Income from continuing operations              $   0.019       $   0.015       $   0.069       $   0.044
   Loss from discontinued operations                   --            (0.008)           --            (0.002)
-----------------------------------------------------------------------------------------------------------
   Net income                                     $   0.019       $   0.007       $   0.069       $   0.042
===========================================================================================================
   Weighted average common stock outstanding
      and assumed conversions (000s)                182,642         120,000         275,306         120,000
===========================================================================================================

See accompanying Notes to Consolidated Financial Statements.

                      LAIDLAW ENVIRONMENTAL SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                           February 28,
                                                                                1998           August 31,
($ in Thousands)                                                            (Unaudited)          1997
---------------------------------------------------------------------------------------------------------
ASSETS
Current assets
    Cash and cash equivalents                                               $    11,766       $    11,160
    Trade and other accounts receivable                                         186,273           210,914
    Inventories                                                                   7,857             7,927
    Deferred income taxes                                                        13,727            13,027
    Other current assets                                                         17,280             8,512
---------------------------------------------------------------------------------------------------------
         Total current assets                                                   236,903           251,540
---------------------------------------------------------------------------------------------------------
Long-term investments                                                            69,618            51,909
---------------------------------------------------------------------------------------------------------
Land, landfill sites and improvements                                           435,023           499,326
Buildings                                                                       418,778           419,779
Machinery and equipment                                                         581,184           607,296
Construction in process                                                          17,367            15,608
---------------------------------------------------------------------------------------------------------
    Property, plant and equipment                                             1,452,352         1,542,009
         Less: Accumulated depreciation and amortization                       (308,747)         (305,440)
---------------------------------------------------------------------------------------------------------
Net property, plant and equipment                                             1,143,605         1,236,569
---------------------------------------------------------------------------------------------------------
Goodwill                                                                         68,890            70,527
Deferred charges                                                                  9,646               333
=========================================================================================================
  Total assets                                                              $ 1,528,662       $ 1,610,878
=========================================================================================================

LIABILITIES
Current liabilities
    Accounts payable                                                        $    64,202       $    48,148
    Accrued liabilities                                                          79,557           115,211
    Current portion of long-term debt                                            19,233            12,086
---------------------------------------------------------------------------------------------------------
         Total current liabilities                                              162,992           175,445
---------------------------------------------------------------------------------------------------------
Deferred items
  Income taxes                                                                   56,677            49,790
  Other                                                                         165,251           179,668
Long-term debt                                                                  444,014           528,010
Subordinated convertible debenture                                              350,000           350,000
---------------------------------------------------------------------------------------------------------
    Total liabilities                                                         1,178,934         1,282,913
---------------------------------------------------------------------------------------------------------

Commitments and contingencies                                                      --                --

STOCKHOLDERS' EQUITY
    Common stock, par value $1.00 per share; authorized 750,000,000;
       issued and outstanding 182,286,897; August 31, 1997-180,435,311          182,287           180,435
    Additional paid-in capital                                                  392,512           385,200
    Cumulative foreign currency translation adjustment                           (2,971)             --
    Net unrealized gain on securities available for sale                          1,870              --
    Accumulated deficit                                                        (223,970)         (237,670)
---------------------------------------------------------------------------------------------------------
         Total stockholders' equity                                             349,728           327,965
=========================================================================================================
  Total liabilities and stockholders' equity                                $ 1,528,662       $ 1,610,878
=========================================================================================================

See accompanying Notes to Consolidated Financial Statements

                      LAIDLAW ENVIRONMENTAL SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ in Thousands)
                                   (Unaudited)

                                                                                     Six Months Ended
                                                                                        February 28,
                                                                                 -------------------------
                                                                                     1998           1997
----------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net Income                                                                         $ 13,700       $  5,124
     Adjustments to reconcile net income to net cash
            provided by (used in) operations:
     Depreciation and amortization                                                   24,819         30,742
     Deferred income taxes                                                            5,986            500
     Change in accounts receivable                                                   18,304          7,345
     Change in accounts payable, accrued liabilities and deferred liabilities       (18,803)       (56,349)
     Decrease in liabilities assumed upon acquisition                               (20,237)          --
     Restructuring charge payments                                                   (7,658)          --
     Change in other, net                                                           (10,195)         4,094
----------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                                   5,916         (8,544)
----------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
     Purchase of property, plant and equipment                                      (16,431)       (13,369)
     Proceeds from sales of property, plant and equipment                             7,936          1,500
     Net increase in long-term investments                                          (13,042)          (400)
     Proceeds from sale of assets held for sale                                      33,675           --
     Increase in deferred charges                                                    (9,473)          --
----------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                                   2,665        (12,269)
----------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
     Issuance of common stock on exercise of stock options                              414           --
     Bank overdraft (included in accounts payable)                                   26,432           --
     Repayment of long-term debt                                                    (34,640)        (1,510)
     Advances from Laidlaw Inc.                                                        --           22,323
----------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                                  (7,794)        20,813
----------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                                                (181)          --
----------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                               606           --
Cash and cash equivalents at:
     Beginning of period                                                             11,160           --
==========================================================================================================
     End of period                                                                 $ 11,766       $   --
==========================================================================================================

NONCASH INVESTING AND FINANCING ACTIVITIES:
     Net unrealized gain on securities available for sale                          $  1,870       $   --
     Issuance of common stock to satisfy interest payment due on
          November 15, 1997 on subordinated convertible debenture                  $  8,750       $   --
     Noncash transactions arising from sale of assets held for sale:
          Promissory note receivable                                               $  8,000       $   --
          Reduction of debt                                                        $ 40,814       $   --
==========================================================================================================

See accompanying Notes to Consolidated Financial Statements.

                      LAIDLAW ENVIRONMENTAL SERVICES, INC.

                   Notes to Consolidated Financial Statements
                   For the Six Months Ended February 28, 1998


NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, do not include all of the disclosures required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the interim period results have been included; all such adjustments are of a normal recurring nature. Operating results for the three and six month periods ended February 28, 1998 are not necessarily indicative of the results that may be expected for the full fiscal year ending August 31, 1998. These statements should be read in conjunction with the consolidated financial statements, including the accounting policies, and notes thereto included in the Registrant's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on October 31, 1997. Certain amounts as of August 31, 1997 have been reclassified to conform to the current period's presentations.

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

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128 Earnings per Share (SFAS
128). This standard is effective for financial statements issued for periods after December 15, 1997, with restatement of all prior period earnings per share ("EPS") data presented. This statement requires the presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of shares outstanding for the period. Diluted EPS gives effect to all dilutive potential common shares that were outstanding during the period. All earnings per share information has been restated in accordance with SFAS 128.

NOTE 2 - COMMITMENTS AND CONTINGENCIES

Legal Proceedings:

         TAX MATTERS. The consolidated federal income tax returns of Laidlaw Transportation, Inc. and its U.S. subsidiaries (collectively, "LTI") (which until May 15, 1997, included certain of the subsidiaries of the Company) for the fiscal years ended August 31, 1986, 1987 and 1988, have been under audit by the Internal Revenue Service. In March 1994, LTI received a statutory notice of deficiency proposing that LTI pay additional taxes relating to disallowed deductions in those income tax returns. The principal issue involved, relates to the timing and the deductibility for tax purposes of interest attributable to loans owning to related foreign persons. LTI has petitioned the United States Tax Court (captioned as Laidlaw Transportation, Inc. & Subsidiaries et al. vs. Commissioner of Internal Revenue, Docket Nos. 9361-94 and 9362-94) for a redetermination of claimed deficiencies of approximately $49.6 million (plus interest of approximately $87.4 million as of February 28, 1998). In October 1997, LTI received a statutory notice of deficiency proposing that the subsidiaries pay additional taxes of approximately $143.5 million (plus interest of approximately $136.9 million as of February 28, 1998) relating to disallowed deductions in federal income tax returns for the fiscal years ended August 31, 1989, 1990 and 1991, based on the same issues. LTI intends to vigorously contest these claimed deficiencies. The Company anticipates that the Internal Revenue Service will propose adjustments for the same issue in subsequent taxation years. Pursuant to the February 6, 1997 Stock Purchase Agreement between Rollins Environmental Services, Inc. ("Rollins") and Laidlaw Inc. ("Laidlaw"), Laidlaw and LTI agreed to be responsible for any tax liabilities resulting from these matters. The Company believes that the ultimate disposition of these issues will not have a materially adverse effect upon the Company's consolidated financial position or results of operations.

NOTE 3 - STOCKHOLDERS' EQUITY

         Changes in the components of stockholders' equity since September 1, 1997 are as follows ($ in thousands):

                                                           Cumulative
                                                             Foreign        Unrealized
                                              Additional     Currency     Gain on Assets                     Total
                                   Common       Paid-in     Translation    Available for   Accumulated    Stockholders
                                   Stock        Capital     Adjustment         Sale          Deficit         Equity
                                   -----        -------     ----------         ----          -------         ------

Balance at September 1, 1997      $180,435      $385,200      $  --         $    --         $(237,670)      $ 327,965

Net income for period                 --            --           --              --            13,700          13,700

Exercise of stock options              136           278         --              --              --               414

Issuance of shares (Note A)          1,716         7,034         --              --              --             8,750

Unrealized gain
  on securities
  available for sale                  --            --           --             1,870            --             1,870

Cumulative foreign currency
  translation adjustments             --            --         (2,971)           --              --            (2,971)
                                  --------      --------      -------       ---------       ---------       ---------

Balance at February 28, 1998      $182,287      $392,512      $(2,971)      $   1,870       $(223,970)      $ 349,728
                                  ========      ========      =======       =========       =========       =========


Note A: To satisfy interest payment due on November 15, 1997 on subordinated convertible debenture.

         At February 28, 1998, the Company had issued and outstanding 182,286,897 shares of its $1 par value common stock. For accounting purposes, 120 million of these shares were deemed outstanding in all prior periods and 60,375,811 were deemed to have been issued on May 15, 1997, at $2.75 per share, as consideration for the acquisition of Rollins by the Company.

         During the period ended November 30, 1997, the Company purchased equity securities classified as available for sale and accordingly are reported at fair value at February 28, 1998, with unrealized gains excluded from earnings and reported net of deferred income taxes as a separate component of stockholders' equity.

NOTE 4 - SALE OF ASSETS

         On December 18, 1997, the Company sold its municipal solid waste landfill in Carbon County, Utah to Allied Waste Industries, Inc. The total consideration received by the Company was $90 million, consisting of $19 million in cash, assumed debt of approximately $51 million, a promissory note for $10 million with interest at 7% due March 1, 2000, and $10 million contingently receivable March 1, 2000, upon the satisfaction of certain earnings targets. As well, the Company was reimbursed $14.7 million in cash for trust funds securing obligations of the landfill. The transaction resulted in no gain or loss.

NOTE 5 - SUBSEQUENT EVENTS

         The Company announced on April 1, 1998 that 94% of Safety-Kleen Corp. shareholders had accepted its exchange offer, as amended on March 16, 1998, relating to the acquisition of Safety-Kleen by the Company. Under the terms of the offer, the Company will exchange $18.30 and 2.8 common shares for each Safety-Kleen share tendered. The total consideration for the acquisition is approximately $2.2 billion, including debt assumed, estimated transaction costs and the issuance of approximately 166 million common shares. On April 7, 1998, the Company completed the acquisition of the shares tendered prior to April 1, 1998, with the balance to be acquired through a back-end merger, which is expected to be completed by approximately May 20, 1998.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Results of Operations: Three Months Ended February 28, 1998 compared with Three Months Ended February 28, 1997

Operating results are as follows ($ in millions):

                                                Three Months Ended February 28,
                                        -----------------------------------------------
                                          1998         1997        1998         1997
                                        -------      -------      ------       ------
Revenue                                  $ 173.2      $ 140.6       100.0%       100.0%
Operating expense                          123.8        100.9        71.4%        71.8%
Depreciation & amortization                 10.9         14.2         6.3%        10.1%
Selling, general & administrative           18.8         16.3        10.9%        11.6%
                                         -------      -------      ------       ------
Operating income                         $  19.7      $   9.2        11.4%         6.5%
                                         =======      =======      ======       ======


Revenues

Components of revenue ($ in millions):

                                            Three Months Ended February 28,
                                       ----------------------------------------
                                             1998                    1997
                                       ----------------       -----------------
Service Center                         $ 76.7       38%       $  64.9       39%
Landfill                                 27.3       13%          40.4       24%
Incinerator                              41.5       20%          12.5        7%
Transportation                           16.3        8%          19.1       12%
Specialty Services                       43.5       21%          29.8       18%
                                       ------    -----         ------     ------
                                        205.3      100%         166.7      100%
                                                 =====                    =====
Less: Intercompany eliminations         (32.1)                  (26.1)
                                       ------                  ------
     Total revenue                     $173.2                  $140.6
                                       ======                  ======


         Revenues increased $32.6 million, or 23.2%, during the three months ended February 28, 1998 compared to the three months ended February 28, 1997. Revenue for incinerators increased $29.0 million, or 231.5%, while service center revenues increased $11.8 million, or 18.2%, each reflecting the inclusion of the acquired Rollins business. Revenue from specialty service operations increased $13.7 million, or 46.2%, due to increased harbor related dredging, treatment and disposal management activities. Revenue from landfill operations decreased $13.1 million, or 32.3%, primarily due to the sale of an industrial and municipal solid waste landfill on December 18, 1997.

Lower receipts at the Company's hazardous waste and non-hazardous waste landfills were also contributing factors. Revenues from transportation operations decreased $2.8 million, or 15.0%, impacted by the lower landfill waste volumes. Revenue from intercompany sources increased $6.0 million, or 23.1%, due to the redirection of waste streams for internal disposal. As a result, the Company increased the internalization of waste disposal activities to 78% in the current quarter, up from 68% in fiscal year 1997.


         Management's estimates of the components of changes in the Company's consolidated revenue are as follows:

                                                           Percentage Increase (Decrease)
                                                          Three Months Ended February 28,
                                                         --------------------------------
                                                         1998 over 1997    1997 over 1996
                                                         --------------    --------------

Expansion of customer base by acquisition                      25.2 %            1.1 %
Other, primarily through volume and price changes              11.2 %
                                                                                (6.9)%
Divestitures and closures                                     (12.3)%           (0.8)%
Foreign exchange rate changes                                  (0.9)%            0.1%
                                                             ------              ---
     Total                                                     23.2 %           (6.5)%
                                                             ======              ===


         The comparative increase in revenue for the quarter ended February 28, 1998 was primarily due to the inclusion of the acquired operations of Rollins. Current revenues from existing operations were supported by increased activity by the Company's harbor related dredging, treatment and disposal operations. Volume related increases were somewhat offset by reduced volumes at certain hazardous and industrial waste landfills. Prior period revenues included contributions from an industrial and municipal solid waste landfill which was sold on December 18, 1997 as well as a wastewater facility and the Clive, Utah incineration facility, both of which were closed in fiscal 1997.


Operating Expenses

         Operating expenses increased $22.9 million, or 22.7%, during the three months ended February 28, 1998, compared to the three months ended February 28, 1997. The increase was primarily attributable to additional business obtained as part of the acquisition of Rollins. As a percentage of revenue, operating expense decreased to 71.4% from 71.8% in the comparable prior year period, primarily due to stabilized pricing, the increased utilization of existing facilities and ongoing cost reduction initiatives.


Depreciation and Amortization Expense

         Depreciation and amortization expense decreased $3.3 million, or 23.2%, during the quarter ended February 28, 1998, compared to the prior year quarter. The decrease was related to the sale of a industrial and municipal solid waste landfill on December 18, 1997, generally reduced landfill cell space consumption and the closures of a wastewater facility and the Clive, Utah incineration facility. As a percentage of revenue, depreciation and amortization expense decreased to 6.3% from 10.1% in the prior year.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses increased $2.5 million, or 15.3% during the three months ended February 28, 1998, versus the prior year quarter. As a percentage of revenue, selling, general and administrative expenses decreased to 10.9% from 11.6% in the prior year quarter due to cost reduction measures and economies of scale gained through the Rollins acquisition.

Interest Expense

         Interest expense increased $6.2 million, or 75.4% during the three months ended February 28, 1998, over the prior year period primarily as a result of the recapitalization related to the Rollins acquisition. Prior to May 15, 1997 interest expense was allocated from the parent corporation, Laidlaw.


Income Tax Expense

         Prior to May 15, 1997, the Company filed consolidated tax returns with Laidlaw. Income taxes were calculated using applicable income tax rates on income for tax purposes on a separate return basis. Effective May 15, 1997, the Company files a separate return and, accordingly, income taxes have been calculated at applicable income tax rates.


Results of Operations: Six Months Ended February 28, 1998 compared with
                       Six Months Ended February 28, 1997

Operating results are as follows ($ in millions):

                                                       Six Months Ended February 28,
                                            -------------------------------------------------------
                                             1998            1997           1998            1997
                                            -------         -------         ------          ------
Revenue                                     $ 384.8         $ 313.2          100.0%          100.0%
Operating expense                             269.1           225.7           69.9%           72.1%
Depreciation & amortization                    24.8            29.5            6.5%            9.4%
Selling, general & administrative              39.3            33.9           10.2%           10.8%
                                            -------         -------         ------          ------
Operating income                            $  51.6         $  24.1           13.4%            7.7%
                                            =======         =======         ======          ======


Revenues

Components of revenue ($ in millions):

                                                          Six Months Ended February 28,
                                           -----------------------------------------------------------

                                                       1998                              1997
                                           --------------------------          -----------------------
Service Center                               $170.0              37%            $140.0             38%
Landfill                                       71.6              16%              90.0             24%
Incinerator                                    92.6              20%              27.1              7%
Transportation                                 37.3               8%              46.6             13%
Specialty Services                             88.5              19%              64.9             18%
                                           --------             ----            ------           ----
                                              460.0             100%             368.6            100%
                                                                ====                             ====
Less: Intercompany eliminations               (75.2)                             (55.4)
                                           --------                             ------
     Total revenue                           $384.8                             $313.2
                                           ========                             ======

         Revenues increased $71.6 million, or 22.8%, during the six months ended February 28, 1998 compared to the six months ended February 28, 1997. Revenue for incinerators increased $65.5 million, or 241.7%, while service center revenues increased $30.0 million, or 21.4%, each reflecting the inclusion of the acquired Rollins business. Revenue from specialty service operations increased $23.6 million, or 36.4%, due to increased harbor related dredging, treatment and disposal management activities. Revenue from landfill operations decreased $18.4 million, or 20.4%, primarily due to the sale of an industrial and municipal solid waste landfill on December 18, 1997 and due to generally lower receipts at that and other of the Company's non-hazardous waste landfills. Revenues from transportation operations decreased $9.3 million, or 20.0%, impacted by the lower landfill waste volumes. Revenue from intercompany sources increased $19.8 million, or 35.7%, due to the redirection of waste streams for internal disposal. As a result, the Company increased the internalization of waste disposal activities to 77% during the six month period, up from 68% in fiscal year 1997.

         Management's estimates of the components of changes in the Company's consolidated revenue are as follows:

                                                          Percentage Increase (Decrease)
                                                          Six Months Ended February 28,
                                                         -------------------------------
                                                         1998 over 1997   1997 over 1996
                                                         --------------   --------------

Expansion of customer base by acquisition                      24.2 %            1.4 %
Other, primarily through volume and price changes               7.6 %
                                                                                (5.9)%
Divestitures and closures                                      (8.2)%           (0.6)%
Foreign exchange rate changes                                  (0.7)%            0.0 %
                                                             ------             ----
     Total                                                     22.9 %           (5.1)%
                                                             ======             ====


         The comparative increase in revenue for the six months ended February 28, 1998 was primarily due to the inclusion of the acquired operations of Rollins. Current revenues from existing operations were supported by increased activity by the Company's harbor related dredging, treatment and disposal operations. Volume related increases were somewhat offset by reduced volumes at certain industrial waste landfills. Prior period revenues included contributions from an industrial and municipal solid waste landfill which was sold on December 18, 1997 as well as a wastewater facility and the Clive, Utah incineration facility, both of which were closed in fiscal 1997.


Operating Expenses

         Operating expenses increased $43.4 million, or 19.2%, during the six months ended February 28, 1998, compared to the six months ended February 28, 1997. The increase was primarily attributable to additional business obtained as part of the acquisition of Rollins. As a percentage of revenue, operating expense decreased to 69.9% from 72.1% in the comparable prior year period, primarily due to stabilized pricing, the increased utilization of existing facilities and ongoing cost reduction initiatives.


Depreciation and Amortization Expense

         Depreciation and amortization expense decreased $4.7 million, or 15.9%, during the six months ended February 28, 1998, compared to the prior year period. The decrease was related to the sale of an industrial and municipal solid waste landfill on December 18, 1997, generally reduced non-hazardous landfill cell space consumption and the closures of a wastewater facility and the Clive, Utah incineration facility. As a percentage of revenue, depreciation and amortization expense decreased to 6.5% from 9.4% in the prior year.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses increased $5.4 million, or 15.9% during the six months ended February 28, 1998, versus the prior year period. As a percentage of revenue, selling, general and administrative expenses decreased to 10.2% from 10.8% in the prior year period due to cost reduction measures and economies of scale gained through the Rollins acquisition.

Interest Expense

         Interest expense increased $10.9 million, or 58.3% during the six months ended February 28, 1998, over the prior year period primarily as a result of the recapitalization related to the Rollins acquisition. Prior to May 15, 1997 interest expense was allocated from the parent corporation, Laidlaw.

Income Tax Expense

         Prior to May 15, 1997, the Company filed consolidated tax returns with Laidlaw. Income taxes were calculated using applicable income tax rates on income for tax purposes on a separate return basis. Effective May 15, 1997, the Company files a separate return and, accordingly, income taxes have been calculated at applicable income tax rates.


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


LIQUIDITY AND CAPITAL RESOURCES

         The cash generated by operating activities in the six months ended February 28, 1998 totaled $5.9 million. This was composed of $55.8 million from operations before working capital financing requirements of $22.0 million and $27.9 million related to spending on prior period acquisition liabilities.

         The cash provided by investing activities totaled $2.7 million including $33.7 million in proceeds from the sale of assets held for sale before $8.5 million for capital expenditures (net of proceeds of disposal), $13.0 million for purchases of long-term investments (primarily an investment in the shares of Safety-Kleen Corp.) and a $9.5 million increase in deferred charges related to the Company's offer to acquire Safety-Kleen Corp.

         The Company believes that it has adequate liquidity to finance its planned capital expenditure and debt retirement needs through cash generated by operations and available sources of liquidity under its bank credit facilities.


IMPACT OF YEAR 2000 ISSUE

         The Year 2000 Issue is the result of computer programs being written using a two-digit date field rather than four to define the applicable year. Computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar business activities.

         The Company is assessing the impact of the Year 2000 Issue on its operations and has engaged outside consultants to provide third party confirmation of its findings. The assessment includes communication with all major suppliers and customers. Due to the preliminary nature of the assessment to date, the costs of the Year 2000 Issue and the related effect on the Company's results of operations, liquidity, and capital resources cannot be reasonably estimated.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         TAX MATTERS. The consolidated federal income tax returns of LTI (which until May 15, 1997, included certain of the subsidiaries of the Company) for the fiscal years ended August 31, 1986, 1987 and 1988, have been under audit by the Internal Revenue Service. In March 1994, LTI received a statutory notice of deficiency proposing that LTI pay additional taxes relating to disallowed deductions in those income tax returns. The principal issue involved, relates to the timing and the deductibility for tax purposes of interest attributable to loans owning to related foreign persons. LTI has petitioned the United States Tax Court (captioned as Laidlaw Transportation, Inc. & Subsidiaries et al. vs. Commissioner of Internal Revenue, Docket Nos. 9361-94 and 9362-94) for a redetermination of claimed deficiencies of approximately $49.6 million (plus interest of approximately $87.4 million as of February 28, 1998). In October 1997, LTI received a statutory notice of deficiency proposing that the subsidiaries pay additional taxes of approximately $143.5 million (plus interest of approximately $136.9 million as of February 28, 1998) relating to disallowed deductions in federal income tax returns for the fiscal years ended August 31, 1989, 1990 and 1991, based on the same issues. LTI intends to vigorously contest these claimed deficiencies. The Company anticipates that the Internal Revenue Service will propose adjustments for the same issue in subsequent taxation years. Pursuant to the February 6, 1997 Stock Purchase Agreement between Rollins and Laidlaw, Laidlaw and LTI agreed to be responsible for any tax liabilities resulting from these matters. The Company believes that the ultimate disposition of these issues will not have a materially adverse effect upon the Company's consolidated financial position or results of operations.

         Other than as herein reported there have been no additional significant legal proceedings nor any material changes in the legal proceedings reported on pages 8 through 11 of the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1997.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Company held a Special Meeting of Stockholders on February 19, 1998. At the meeting, the Company's stockholders (i) authorized the issuance of shares of the common stock, par value $1.00 per share (the "Common Stock") of the Company, in connection with the acquisition (the "Acquisition") of all of the outstanding shares of common stock, par value $.10 per share (the "SK Shares") of Safety-Kleen Corp., a Wisconsin corporation ("Safety-Kleen"), which Acquisition the Company contemplates consummating through an exchange offer (the "Offer") made by the Company to the shareholders of Safety-Kleen and a merger (the "Merger") between Safety-Kleen and a wholly-owned subsidiary of the Company; and, (ii) approved an Amendment to the Restated Certificate of Incorporation Increasing Authorized Shares of Common Stock from 350,000,000 to 750,000,000 shares. The following table sets forth the voting results:

                                                                  FOR          AGAINST       ABSTAIN
                                                                  ---          -------       -------
Issuance of Common Shares in Connection with Acquisition      143,777,258      1,303,148      83,731

Amendment to Restated Certificate of Incorporation
Increasing Authorized Shares of Common Stock                  141,895,891      3,177,320      90,926

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

(3)(a)(ii) Certificate of Amendment of Restated Certificate of Incorporation of the Company dated February 19, 1998.

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

(4)(c) Amendment No. 2 dated as of April 30, 1997 to the Rights Agreement between the Company and First Chicago Trust Company as successor to Registrar and Transfer Company, as Rights Agent, filed as Exhibit 4(c) to the Registrant's Form 10-Q for the quarter ended November 30, 1997, and incorporated herein by reference.

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

(10)(f) Management Incentive Plan for fiscal year 1998, filed as Exhibit 10(f) to the Registrant's 10-Q for the quarter ended November 30, 1997, and incorporated herein by reference.

(10)(g) Laidlaw Environmental Services, Inc. U.S. Supplemental Executive Retirement Plan filed as Exhibit 10(g) to the Registrant's 10-Q for the quarter ended November 30, 1997, and incorporated herein by reference.

(11)    Statement of Computation of Per Share Earnings.

(27)    Financial Data Schedule.

(b)     Reports on Form 8-K.

The Company filed a Current Report on Form 8-K, dated December 8, 1997, which contained Item 5 related to a press release publicizing the decision of the United States District Court for the Northern District of Illinois to order Safety-Kleen Corp. to comply with its obligations under the Wisconsin control share acquisition statute by promptly calling a meeting of shareholders.

The Company filed a Current Report on Form 8-K, dated December 19, 1997, which contained Item 5 related to a press release publicizing the sale of its municipal solid waste landfill in Carbon County, Utah to Allied Waste Industries, Inc.

The Company filed a Current Report on Form 8-K/A, dated December 31, 1997, which amended the Current Report on Form 8-K, dated November 5, 1997 which contained
Item 5 related to a press release publicizing the intent to file documents with the Securities and Exchange Commission pertaining to an offer for Safety-Kleen Corp.

The Company filed a Current Report on Form 8-K/A, dated December 31, 1997, which amended the Current Report on Form 8-K, dated November 14, 1997 which contained
Item 5 related to a press release publicizing the filing of a Form S-4.

The Company filed a Current Report on Form 8-K/A, dated December 31, 1997, which amended the Current Report on Form 8-K, dated November 19, 1997 which contained
Item 5 related to a press release publicizing the response to the Safety-Kleen Corp. lawsuit filed against it.

The Company filed a Current Report on Form 8-K/A, dated December 31, 1997, which amended the Current Report on Form 8-K, dated November 21, 1997 which contained
Item 5 related to a press release publicizing a revised offer for Safety-Kleen Corp.

The Company filed a Current Report on Form 8-K/A, dated December 31, 1997, which amended the Current Report on Form 8-K, dated November 25, 1997 which contained
Item 5 related to a press release publicizing the filing of a Form S-4/A and the filing of a lawsuit against Safety-Kleen Corp.

The Company filed a Current Report on Form 8-K, dated January 28, 1998, which contained Item 5 related to a press release publicizing that early termination of the statutory waiting period established under the Hart-Scott-Rodino review process was granted as it concerned the Company's offer for Safety-Kleen Corp. shares.

The Company filed a Current Report on Form 8-K, dated February 5, 1998, which contained Item 5 related to a press release publicizing that the Company remained committed to its Safety-Kleen stock offer and announcing a Court decision relating to the lawsuit between the Company and Safety-Kleen Corp.

The Company filed a Current Report on Form 8-K, dated February 9, 1998, which contained Item 5 related to a press release publicizing a report released by Institutional Shareholder Services relating to the Company's offer for Safety-Kleen Corp. shares.

The Company filed a Current Report on Form 8-K, dated February 9, 1998, which contained Item 5 related to a press release publicizing its advertisement in the Wall Street Journal concerning the Safety-Kleen Corp. shareholder vote on the Philip Services Corp. merger.

The Company filed a Current Report on Form 8-K, dated February 11, 1998, which contained Item 5 related to a press release publicizing the exchange ratio for purposes of its offer to purchase Safety-Kleen Corp. shares.

The Company filed a Current Report on Form 8-K, dated February 17, 1998, which contained Item 5 related to a press release publicizing the upcoming expiration of its offer to purchase outstanding shares of Safety-Kleen Corp.

The Company filed a Current Report on Form 8-K, dated February 17, 1998, which contained Item 5 related to a press release publicizing the number of shares of Safety-Kleen Corp. tendered to the Company and announcing the extension of its offer.

The Company filed a Current Report on Form 8-K, dated February 18, 1998, which contained Item 5 related to a press release publicizing the further extension of its offer to purchase Safety-Kleen Corp. shares.

The Company filed a Current Report on Form 8-K, dated February 20, 1998, which contained Item 5 related to a press release publicizing that the Company's shareholders had approved the authorization of additional common shares and the issuance of shares in connection with the Company's offer to purchase Safety-Kleen Corp. shares.

The Company filed a Current Report on Form 8-K, dated February 24, 1998, which contained Item 5 related to a press release publicizing the exchange ratio for purposes of the Company's offer to purchase Safety-Kleen Corp. shares.

The Company filed a Current Report on Form 8-K/A, dated February 24, 1998, which amended the Current Report on Form 8-K, dated February 24, 1998 which contained
Item 5 related to a press release publicizing the exchange ratio for purposes of the Company's offer to purchase Safety-Kleen Corp. shares.

The Company filed a Current Report on Form 8-K, dated February 25, 1998, which contained Item 5 related to a press release publicizing the Company's desire that Safety-Kleen Corp. shareholders vote against the Philip Group merger proposal on February 25, 1998.

The Company filed a Current Report on Form 8-K, dated February 26, 1998, which contained Item 5 related to a press release publicizing the further extension of its exchange offer to purchase Safety-Kleen Corp. shares and further publicizing its intent to commence the process to seek injunctive relief in Chicago Federal Court to remove the obstacles to completion of its offer purchase Safety-Kleen Corp. shares.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



   DATE: April 10, 1998                  LAIDLAW ENVIRONMENTAL SERVICES, INC.
                                         ------------------------------------
                                                  (Registrant)



                                              /s/ Kenneth W. Winger
                                         ----------------------------------
                                                  Kenneth W. Winger
                                         President and Chief Executive Officer



                                              /s/ Paul R. Humphreys
                                         ----------------------------------
                                                  Paul R. Humphreys
                                         Senior Vice President-Finance and
                                         Chief Financial Officer