Form 10-Q
period 1998-05-31
LAIDLAW ENVIRONMENTAL SERVICES INC
filed 1998-07-15
CIK 701856

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                   For the Quarterly Period Ended May 31, 1998


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
      (State or other jurisdiction of      (I.R.S. Employer Identification No.)
       incorporation or organization)

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

                            Yes   [X]     No [ ]

         The number of shares of the issuer's common stock outstanding as of July 13, 1998 was 350,959,471.

                      LAIDLAW ENVIRONMENTAL SERVICES, INC.


                                      INDEX


PART 1     FINANCIAL INFORMATION

      Item 1   Financial Statements
                    Consolidated Statements of Income for the Three and
                    Nine Month Periods Ended May 31, 1998 and 1997            3

                    Consolidated Balance Sheets as of May 31, 1998 and
                    August 31, 1997                                           4

                    Consolidated Statements of Cash Flows for the
                    Nine Month Periods Ended May 31, 1998 and 1997            5

                    Notes to Consolidated Financial Statements                6

      Item 2   Management's Discussion and Analysis of Financial
               Condition and Results of Operations
                                                                             16

      PART II    OTHER INFORMATION

      Item 1   Legal Proceedings                                             24

      Item 2   Changes In Securities and Use Of Proceeds                     25

      Item 6   Exhibits and Reports on Form 8-K                              25


      Signatures                                                             31

                      LAIDLAW ENVIRONMENTAL SERVICES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                   ($ in Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                                                  Three Months Ended               Nine Months Ended
                                                                        May 31,                         May 31,
                                                            -------------------------------------------------------------
                                                                  1998            1997            1998             1997
-------------------------------------------------------------------------------------------------------------------------
Revenues                                                      $  365,705      $  155,330      $  750,472     $   468,522
-------------------------------------------------------------------------------------------------------------------------

Expenses:
   Operating                                                     244,033         112,699         513,138         338,343
   Depreciation and amortization                                  31,108           9,597          55,927          39,134
   Selling, general and administrative                            35,037          18,097          74,273          52,040
   Restructuring charge                                           65,831         331,697          65,831         331,697
-------------------------------------------------------------------------------------------------------------------------
      Total expenses                                             376,009         472,090         709,169         761,214
-------------------------------------------------------------------------------------------------------------------------
Operating income (loss)                                          (10,304)       (316,760)         41,303        (292,692)
Allocated interest expense                                             -           7,749               -          24,030
Interest expense (net of amount capitalized)                      31,777           3,544          61,266           5,892
Other income                                                       1,973             217           3,216           2,129
-------------------------------------------------------------------------------------------------------------------------
Loss from continuing operations before
   income taxes                                                  (40,108)       (327,836)        (16,747)       (320,485)
Income tax benefit                                               (15,837)       (130,491)         (6,282)       (128,934)
-------------------------------------------------------------------------------------------------------------------------
Loss from continuing operations before
  minority interest                                              (24,271)       (197,345)        (10,465)       (191,551)
Minority interest                                                    235             190             129            (266)
-------------------------------------------------------------------------------------------------------------------------
Loss from continuing operations                                  (24,036)       (197,155)        (10,336)       (191,817)
Income from discontinued operations                                    -             234               -              20
-------------------------------------------------------------------------------------------------------------------------
Loss before extraordinary item                                   (24,036)       (196,921)        (10,336)       (191,797)
Extraordinary loss, net of applicable income tax                 (11,283)              -         (11,283)              -
-------------------------------------------------------------------------------------------------------------------------
Net loss                                                      $  (35,319)      $(196,921)      $ (21,619)     $ (191,797)
=========================================================================================================================

Basic and diluted income (loss) per share:
   Loss from continuing operations                            $    (0.09)      $   (1.50)      $   (0.05)     $    (1.55)
   Income from discontinued operations                                 -               -               -               -
   Extraordinary loss, net of applicable income tax                (0.04)              -           (0.05)              -
-------------------------------------------------------------------------------------------------------------------------
   Net loss                                                   $    (0.13)      $   (1.50)      $   (0.10)     $    (1.55)
=========================================================================================================================
   Weighted average common stock
      outstanding (000s)                                         280,930         131,156         215,023         123,760
=========================================================================================================================

      See Accompanying Notes to Unaudited Consolidated Financial Statements

                      LAIDLAW ENVIRONMENTAL SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                ($ in Thousands)


                                                                                        May 31,
                                                                                          1998              August 31,
                                                                                      (Unaudited)              1997
------------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets
   Cash and cash equivalents                                                         $      19,497        $      11,160
   Trade and other accounts receivable                                                     328,799              210,914
   Inventories                                                                              48,734                7,927
   Deferred income taxes                                                                    17,701               13,027
   Income taxes recoverable                                                                 39,605                    -
   Other current assets                                                                     61,151                8,512
------------------------------------------------------------------------------------------------------------------------
        Total current assets                                                               515,487              251,540
Long-term investments                                                                       47,861               51,909
Property, plant and equipment, net                                                       2,800,888            1,236,569
Goodwill                                                                                 1,025,542               70,527
Other assets                                                                                16,304                  333
------------------------------------------------------------------------------------------------------------------------
   Total assets                                                                      $   4,406,082        $   1,610,878
========================================================================================================================

LIABILITIES
Current liabilities
   Accounts payable                                                                  $     139,247        $      48,148
   Accrued liabilities                                                                     207,345              115,211
   Current portion of long-term debt                                                        78,000               12,086
------------------------------------------------------------------------------------------------------------------------
        Total current liabilities                                                          424,592              175,445
Deferred items
   Income taxes                                                                            375,786               49,790
   Other                                                                                   374,952              179,668
Long-term debt                                                                           1,874,489              528,010
Subordinated convertible debenture                                                         350,000              350,000
------------------------------------------------------------------------------------------------------------------------
        Total liabilities                                                                3,399,819            1,282,913
------------------------------------------------------------------------------------------------------------------------

Commitments and contingencies                                                                    -                    -

STOCKHOLDERS' EQUITY
Common stock, par value $1.00 per share; authorized 750,000,000; issued and
   outstanding May 31, 1998 - 350,959,471; August 31, 1997-180,435,311                     350,959              180,435
Additional paid-in capital                                                                 919,261              385,200
Cumulative foreign currency translation adjustment                                          (4,668)                   -
Accumulated deficit                                                                       (259,289)            (237,670)
------------------------------------------------------------------------------------------------------------------------
   Total stockholders' equity                                                            1,006,263              327,965
------------------------------------------------------------------------------------------------------------------------
   Total liabilities and stockholders' equity                                        $   4,406,082        $   1,610,878
========================================================================================================================

      See Accompanying Notes to Unaudited Consolidated Financial Statements

                      LAIDLAW ENVIRONMENTAL SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ in Thousands)
                                   (Unaudited)

                                                                                                Nine Months Ended
                                                                                                     May 31,
                                                                                        --------------------------------
                                                                                              1998              1997
------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net loss                                                                             $     (21,619)      $  (191,797)
   Adjustments to reconcile net loss to net cash provided by operations:
      Income from discontinued operations                                                           -               (20)
      Extraordinary loss, net of applicable income taxes                                       11,283                 -
      Restructuring charge, net of applicable income taxes                                     39,499           200,000
      Depreciation and amortization                                                            55,927            39,134
      Deferred income taxes                                                                     7,816             2,763
      Change in accounts receivable                                                            12,454             4,146
      Change in accounts payable, accrued liabilities and deferred liabilities                 (9,381)          (54,380)
      Decrease in liabilities assumed upon acquisition                                        (19,830)                -
      Restructuring charge payments                                                           (13,214)                -
      Change in other, net                                                                    (19,653)            9,141
------------------------------------------------------------------------------------------------------------------------
Net cash provided by continuing operations                                                     43,282             8,987
Net cash used in discontinued operations                                                            -              (357)
------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                      43,282             8,630
------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
   Cash acquired (expended) on acquisition of business                                     (1,282,744)           15,451
   Purchase of property, plant and equipment                                                  (34,564)          (29,719)
   Proceeds from sales of property, plant and equipment                                         9,924             3,601
   Net increase in long-term investments                                                       (2,342)           (1,977)
   Proceeds from sale of assets held for sale                                                  33,675                 -
   Change in other, net                                                                           (43)                -
------------------------------------------------------------------------------------------------------------------------
Net cash used in continuing operations                                                     (1,276,094)          (12,644)
Net cash used in discontinued operations                                                            -            (1,887)
------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                      (1,276,094)          (14,531)
------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
   Issuance of common stock on exercise of stock options                                          436                 -
   Bank overdraft (included in accounts payable)                                               11,652                 -
   Bank financing fees and expenses                                                           (36,946)          (17,813)
   Repayment of long-term debt                                                               (591,547)           (9,162)
   Borrowings of long-term debt                                                             1,857,756           375,000
   Payments to Laidlaw Inc.                                                                         -          (349,116)
   Advances from Laidlaw Inc.                                                                       -            22,385
------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                   1,241,351            21,294
------------------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                                                          (202)                -
------------------------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                                       8,337            15,393
   Cash and cash equivalents at:
   Beginning of period                                                                         11,160                 -
------------------------------------------------------------------------------------------------------------------------
   End of period                                                                        $      19,497       $    15,393
========================================================================================================================

      See Accompanying Notes to Unaudited Consolidated Financial Statements

                      LAIDLAW ENVIRONMENTAL SERVICES, INC.
              Notes to Unaudited Consolidated Financial Statements
                     For the Nine Months Ended May 31, 1998


NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, do not include all of the disclosures required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the interim period results have been included; all such adjustments are of a normal recurring nature. Operating results for the three and nine month periods ended May 31, 1998 are not necessarily indicative of the results that may be expected for the full fiscal year ending August 31, 1998. These statements should be read in conjunction with the consolidated financial statements, including the accounting policies, and notes thereto included in the Registrant's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on October 31, 1997. Certain amounts as of August 31, 1997 have been reclassified to conform to the current period's presentations.

         In October 1996, the American Institute of Certified Public Accountants issued Statement of Position 96-1 "Environmental Remediation Liabilities" ("SOP 96-1"). This SOP was adopted by the Company for the fiscal year beginning September 1, 1997. SOP 96-1 provides that environmental remediation liabilities should be accrued when the criteria of Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies" ("SFAS 5") are met and it includes benchmarks to aid in the determination of when environmental remediation liabilities should be recognized. SOP 96-1 also provides guidance with respect to the measurement of the liability and the display and disclosure of environmental remediation liabilities in the financial statements. The adoption of this SOP did not have a material impact on the Company's financial condition or net income.

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings per Share" ("SFAS 128"). This standard is effective for financial statements issued for periods after December 15, 1997, with restatement of all prior period earnings per share ("EPS") data presented. This statement requires the presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of shares outstanding for the period. Diluted EPS gives effect to all dilutive potential common shares that were outstanding during the period. The adoption of this standard did not have an impact on the prior period earnings per share data.

NOTE 2 - NAME CHANGE

         On June 22, 1998, the Laidlaw Environmental Services, Inc. announced that effective July 1, 1998, it will begin doing business as Safety-Kleen Corp. and that its stock will trade on the New York Stock Exchange under the name Safety-Kleen Corp. and the ticker symbol NYSE:SK.

         The formal name change requires shareholder approval which the Company will seek at its annual meeting in November, 1998.

NOTE  3- BUSINESS COMBINATIONS

         The Company announced on April 1, 1998 that 93% of Safety-Kleen Corp. shareholders had accepted its exchange offer, as amended on March 16, 1998, relating to the acquisition of Safety-Kleen by the Company. Under the terms of the offer, the Company exchanged $18.30 and 2.8 common shares of Company stock for each Safety-Kleen share tendered. In May 1998, the Company completed the acquisition of Safety-Kleen Corp. through a back-end merger, approved by the Safety-Kleen shareholders on May 18, 1998. The total consideration of approximately $2.2 billion, including debt assumed and estimated transaction costs, was comprised of $1.5 billion cash and 166.5 million shares of Common Stock. The fair value per share of the Common Stock of $4.125 is the average of the closing New York Stock Exchange market price for the three trading days prior to and the three trading days immediately following and including March 16, 1998, the date of the merger agreement. The cash consideration and the refinancing of certain existing indebtedness was financed from the proceeds of a $2.2 billion Senior Credit Facility (See Note 4).

         The acquisition of Safety-Kleen has been accounted for under the purchase method and accordingly, the financial statements include the results of operations of the acquired business from the date of acquisition. The purchase price has been allocated to the assets acquired and liabilities assumed based upon management's best preliminary estimate of their fair values. The cost, and the allocation thereof, of the acquisition is subject to change based upon the final resolution of those estimates. The excess of the estimated purchase price over the assets acquired of approximately $931.8 million is being amortized over forty years.

          The unaudited pro forma consolidated data set forth below presents the results of operations of the Company as if the acquisition had occurred as of September 1, 1996. This data does not purport to be indicative of the results of operations that might have occurred nor which might occur in the future. In addition, the information does not reflect synergies expected to result from the integration of the Company and Safety-Kleen.

                                                                        Nine Months Ended May 31,
($ in thousands, except per share data)                               1998                      1997
---------------------------------------                               ----                      ----

Revenue                                                       $     1,319,980         $     1,362,516
Loss from continuing operations                                       (22,838)               (254,476)
Loss before extraordinary loss                                        (22,838)               (254,456)
Extraordinary loss, net of applicable income tax                      (11,283)                      -
Net loss                                                              (34,121)               (254,456)
Basic and diluted loss per share (Note A):
     Loss from continuing operations                          $         (0.07)        $         (0.73)
     Loss before extraordinary loss                                     (0.07)                  (0.73)
     Extraordinary loss, net of applicable income tax                   (0.03)                      -
     Net loss                                                           (0.10)                  (0.73)
     Weighted average common stock outstanding (000s)                 348,372                 346,836

         Note A: There were no assumed conversions of potential common shares included in the computation of diluted income (loss) per share for the nine months ended May 31, 1998 and 1997 as the effect of such inclusion would be antidilutive.

NOTE 4 - CHANGES IN LONG-TEM DEBT

Senior Credit Facility:

         In April 1998, the Company repaid its existing Bank Credit Facility (See Note 8) and established a $2.2 billion Senior Credit Facility (as amended in May 1998) pursuant to a credit agreement between the Company and a syndicate of banks and other financial institutions. All of the capital stock of the Company's subsidiaries, including the acquired Safety-Kleen subsidiaries, have been pledged as security for the Senior Credit Facility, and such subsidiaries have guaranteed the obligations of the Company.

         The subsequent issuance of the Senior Subordinated Notes, described below, reduced the availability of borrowings under the Senior Credit Facility by $325 million to $1.875 billion, consisting of the following tranches : (i) a $550 million six-year Senior Secured Revolving Credit Facility with a $200 million letter of credit sublimit and $400 million sublimit for loans (the "Revolver"), (ii) a $455 million six-year Senior Secured Amortizing Term Loan,
(iii) a $70 million six-year Senior Secured Amortizing Term Loan, (iv) a $400 million Minimally Amortizing seven-year Senior Secured Term Facility, and (v) a $400 million Minimally Amortizing eight-year Senior Secured Term Loan.

         The interest rate and terms of the Senior Credit Facility are substantially the same as those under the Bank Credit Facility, including negative, affirmative and financial covenants.

Senior Subordinated Notes:

         On May 29, 1998, LES, Inc., a wholly-owned subsidiary of the Company, issued $325 million 9.25% Senior Subordinated Notes due 2008 (the "Notes") in a Rule 144A offering. Net proceeds from the sale of the Notes, after the underwriting discount and other expenses, were approximately $316 million. The proceeds were used to repay a portion of the borrowings outstanding under the Senior Credit Facility.

         The Notes mature on June 1, 2008. Interest on the Notes will be payable semiannually, commencing December 1, 1998. The Notes will be redeemable, in whole or in part, at the option of the Company, at any time prior to June 1, 2003 at a redemption price equal to the greater of (i) 100% of the principal amount of such Notes or (ii) the sum of the present values of 104.625% of the principal amount of such Notes and the scheduled payments of interest thereon through and including June 1, 2003 discounted to such redemption date on a semi-annual basis at the Adjusted Treasury Rate, as defined, plus 50 basis points, together with accrued and unpaid interest, if any. The Notes will be redeemable, in whole or in part, at the option of the Company at any time on or after June 1, 2003 at 104.625% of the principal amount declining ratably in annual increments to par on or after June 1, 2006. In addition, prior to June 1, 2001, the Company may redeem up to 35% of the original aggregate principal amount of the Notes with the net proceeds of one or more public equity offerings at a redemption price equal to 109.25% of the principal amount thereof, plus accrued and unpaid interest. Upon a change in control of the Company, each holder of the Notes may require the Company to repurchase all or a portion of such holder's Notes at 101% of the principal amount thereof, plus accrued interest.

         The Notes will be general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior indebtedness, as defined, of the Company. The Notes will rank senior in right of payment to all existing and future subordinated indebtedness of the Company, if any. The payment of the Notes are guaranteed on a senior subordinated basis by Laidlaw Environmental Services,

Inc. and are jointly and severally guaranteed on a senior subordinated basis by the Company's wholly-owned domestic subsidiaries. No foreign direct or indirect subsidiary or non-wholly-owned domestic subsidiary is an obligor or guarantor on the financing.

         The Notes contain certain affirmative and negative covenants which, in certain instances and subject to certain limitations and qualifications, restrict, among other things, (i) the incurrence of additional debt; (ii) restricted payments; (iii) asset sales; (iv) transactions with affiliates; (v) dividend and other payments; (vi) the issuance of stock of subsidiaries to third parties; (vii) certain liens; and (viii) certain consolidations, mergers or sales of assets.

         In accordance with an Exchange and Registration Rights Agreement entered at the time of the issuance of the Notes, the Company filed a registration statement with the Securities and Exchange Commission on June 24, 1998, pursuant to which the Company proposes to exchange the Notes for notes of the Company with terms identical to the Notes. The registration statement has not yet become effective.

Safety-Kleen Notes:

         Subsequent to the acquisition of Safety-Kleen, the company repurchased substantially all of the outstanding 9.25% $100 million Notes due September 15, 1999 pursuant to a tender offer to the note holders at a price of 1.05.

Interest Rate Exposure:

         As a result of a number of interest rate swap agreements entered into by the Company, the interest rates on approximately 50% of its long-term debt (excluding the subordinated convertible debenture) have been fixed.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Legal Proceedings:

TAX MATTERS. Laidlaw Inc.'s ("Laidlaw") United States subsidiaries petitioned the United States Tax Court (captioned as Laidlaw Transportation, Inc. and Subsidiaries et al v. Commissioner of Internal Revenue, Docket Nos. 9361-94 and 9362-94) with respect to their consolidated federal income tax returns (which until May 15, 1997 included certain of the Company's United States subsidiaries) for the fiscal years ended August 31, 1986, 1987 and 1988. The principal issue involved related to the timing and deductibility for tax purposes of interest attributable to loans owing to related foreign persons. Judge John O. Colvin issued an opinion on June 30, 1998 concluding that advances from the Laidlaw's related foreign entity, were equity rather than debt and that interest deductions claimed were disallowed. Based on this opinion, taxes of $49.6 million (plus interest of approximately $91.4 million as of May 31, 1998) would be payable. The Company expects Laidlaw to appeal this opinion.

         Similar claims have been asserted with respect to the consolidated federal income tax returns for the fiscal years ended August 31, 1989, 1990 and 1991. A petition has been filed with the United States Tax Court with respect to these years (captioned as Laidlaw Transportation, Inc. and Subsidiaries v. Commissioner of internal Revenue, Docket No. 329-98). The income taxes at issue for these years is approximately $143.5 million (plus interest of approximately $145.3 million as of May 31, 1998). The

Company also anticipates that similar claims will be asserted for the fiscal years ended August 31, 1992, 1993 and 1994. Should Laidlaw's United States subsidiaries ultimately be required to pay all claims on these issues, both presently asserted and expected to be asserted, for the fiscal years 1986 through 1994, the cost (including interest as of May 31, 1998) would be approximately $500 million. Laidlaw is reviewing all of the above issues with counsel and the Company expects that Laidlaw will vigorously contest the claimed deficiencies.

         Pursuant to the February 6, 1997 Stock Purchase Agreement among the Company, Laidlaw Transportation, Inc. ("LTI") and Laidlaw, Laidlaw and LTI are responsible for any tax liabilities resulting from these matters.

         Reference is also made to the Company's Annual Report on Form 10K for the year ended August 31, 1997.

NOTE 6 - STOCKHOLDERS' EQUITY

         Changes in the components of stockholders' equity since September 1, 1997 are as follows ($ in thousands):

                                                                             Cumulative
                                                                              Foreign
                                                                 Additional   Currency                           Total
                                                     Common        Paid-in   Translation      Accumulated     Stockholders'
                                                      Stock        Capital    Adjustment        Deficit          Equity
                                                  -------------------------------------------------------------------------
Balance at September 1,1997                          $180,435      $385,200      $  --         $(237,670)      $   327,965
Net loss for period                                      --            --           --           (21,619)          (21,619)
Exercise of stock options                                 143           293         --              --                 436
Issuance of shares (Note A)                             3,921        13,579         --              --              17,500
Issuance of shares in
  connection with Safety-
  Kleen acquisition                                   166,460       520,189         --              --             686,649
Cumulative foreign
  currency translation
  adjustment                                             --            --         (4,668)           --              (4,668)
                                                  -------------------------------------------------------------------------
Balance at May 31, 1998                              $350,959      $919,261      $(4,668)      $(259,289)      $ 1,006,263
                                                  =========================================================================

         Note A: To satisfy interest payments due on November 15, 1997 and May 15, 1998 subordinated convertible debenture.

         For accounting purposes, 120 million shares of common stock were deemed outstanding in all periods prior to May 15, 1997, the date of the Rollins acquisition.

NOTE 7 - STATEMENTS OF CASH FLOWS

         The non-cash transactions for the nine months ended May 31, 1998 and 1997 are as follows ($ in thousands):

                                                                               Nine Months Ended May 31,
($ in thousands)                                                                1998              1997
                                                                            -----------          --------
Non-cash Investing and Financing Activities:
   Business combinations:
      Fair value of assets acquired                                         $ 2,869,192          $495,168
      Fair value of liabilities assumed                                         930,202           329,134
      Less, cash paid                                                        (1,252,341)             --
                                                                           ---------------------------------
      Fair value of stock issued on acquisition                                 686,649           166,034
                                                                           =================================
   Issuance of common stock to satisfy interest payment due
      on subordinated convertible debenture                                 $    17,500          $   --
                                                                           =================================
   Non-cash transactions arising from sale of assets held for sale:
      Promissory note receivable                                            $     8,000          $   --
      Reduction of debt                                                          40,814              --
                                                                           =================================


NOTE 8 - SALE OF ASSETS

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

NOTE 9 - RESTRUCTURING CHARGE

         The integration of Safety-Kleen (See Note 3) will result in personnel reductions and facility closures at certain of the Company's operations. Such actions are expected to generate significant cash cost savings.

         With respect to the existing operations, the Company recorded a one-time charge of $65.8 million ($39.5 million after tax) against earnings to reflect the costs associated with the closing of certain facilities and the severance of employees as a result of the acquisition of Safety-Kleen. The Company anticipates incurring approximately $15 million in cash expenditures within 12 months in connection with this restructuring charge.

NOTE 10 - EXTRAORDINARY LOSS

         In April 1998, the Company repaid its existing Bank Credit Facility with a Senior Credit Facility (see Note 4) and recognized an extraordinary charge of approximately $18.8 million ($11.3 million net of tax) related to the write-off of previous deferred debt issuance costs and repayment penalties.

NOTE 11 - INCOME (LOSS) PER SHARE

         Basic income (loss) per share is computed by dividing income available to common stockholders by the weighted average number of shares outstanding for the period. Diluted income (loss) per share gives effect to all dilutive potential common shares that were outstanding during the period.

         For the nine months ended May 31, 1998 and 1997, there were no assumed conversions of potential common shares included in the computation of diluted income (loss) per share as the effect of such inclusion would be antidilutive.

NOTE 12 - ACCOUNTING PRONOUNCEMENTS NOT YET REQUIRED TO BE ADOPTED

         In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income," ("SFAS 130") and Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information," ("SFAS 131"). SFAS 130 and SFAS 131 are effective for periods beginning after December 15, 1997 and will be adopted in the first quarter of the year ended August 31, 1999. SFAS 130 establishes standards for reporting and displaying comprehensive income and its components. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources and includes all changes in equity during a period except those resulting from investments by and distributions to owners. SFAS 131 establishes standards for the reporting by public business enterprises of information about operating segments in interim and annual financial statements. The implementation of these standards will have no effect on the Company's consolidated results of operations, financial position or cash flows, but may require additional disclosures. Restatement, if any, of financial statement disclosures for prior periods will also be required.

NOTE 13 - SUMMARIZED FINANCIAL INFORMATION

         As discussed in Note 4, the Notes issued by LES, Inc., a consolidated subsidiary of the Company, are jointly and severally guaranteed by Laidlaw Environmental Services, Inc. and all wholly-owned domestic subsidiaries of the Company, including the wholly-owned domestic subsidiaries of the acquired Safety-Kleen, on a full and unconditional basis. Summarized financial information for each of Laidlaw Environmental Services, Inc., LES, Inc., the subsidiary guarantors, and the subsidiary non-guarantors on a consolidating basis are presented below.

                      Consolidating Condensed Balance Sheet
                                  May 31, 1998
                                   (unaudited)

                                          Laidlaw                                              Consolidating
                                       Environmental                 Subsidiary    Subsidiary   Eliminating   Consolidated
($ in Thousands)                       Services, Inc.  LES, Inc.     Guarantors  Non-Guarantors   Entries        Total
----------------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets                          $           - $           - $     391,182 $     124,305 $          -  $     515,487
Property, plant and equipment, net                  -             -     2,513,946       286,942            -      2,800,888
Investment in Subsidiaries                  1,484,212     2,798,398       228,861     (140,861)   (4,370,610)             -
Goodwill                                            -             -       979,431        46,111            -      1,025,542
Other non-current assets                            -             -        73,674        23,629      (33,138)        64,165
----------------------------------------------------------------------------------------------------------------------------
Total assets                            $   1,484,212 $   2,798,398 $   4,187,094 $     340,126 $ (4,403,748) $   4,406,082
============================================================================================================================

LIABILITIES
Current liabilities                     $       2,749 $      78,227 $     189,724 $     153,892 $          -  $     424,592
Non-current liabilities                             -             -       755,378        28,498      (33,138)       750,738
Long-term debt                                125,200     1,676,343        15,756        57,190            -      1,874,489
Subordinated convertible debenture            350,000             -             -             -            -        350,000
----------------------------------------------------------------------------------------------------------------------------
Total liabilities                             477,949     1,754,570       960,858       239,580      (33,138)     3,399,819

STOCKHOLDERS' EQUITY                        1,006,263     1,043,828     3,226,236       100,546   (4,370,610)     1,006,263
----------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders'
  equity                                $   1,484,212 $   2,798,398 $   4,187,094 $     340,126 $ (4,403,748) $   4,406,082
============================================================================================================================

                   Consolidating Condensed Statement of Income
                         Nine Months Ended May 31, 1998
                                   (unaudited)

                                          Laidlaw                                               Consolidating
                                       Environmental                 Subsidiary    Subsidiary    Eliminating  Consolidated
($ in Thousands)                       Services, Inc.    LES, Inc.   Guarantors   Non-Guarantors   Entries        Total
----------------------------------------------------------------------------------------------------------------------------
Total revenues                         $           - $            -  $    596,378  $    158,259  $    (4,165)  $    750,472
Operating expenses                                 -              -       581,315       132,019       (4,165)       709,169
----------------------------------------------------------------------------------------------------------------------------
Operating income                                   -              -        15,063        26,240            -        41,303
Interest expense                              19,265         33,684         3,506         4,256            -        60,711
Other income (expense)                             -              -         3,087          (426)           -         2,661
Undistributed earnings (losses) of          (10,233)         19,750             -             -       (9,517)            -
subsidiaries
----------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing
operations before
  income tax                                (29,498)       (13,934)        14,644        21,558       (9,517)      (16,747)
Income tax expense (benefit)                 (7,879)       (13,777)         9,143         6,231            -       (6,282)
----------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing
operations before
  minority interest                         (21,619)          (157)         5,501        15,327       (9,517)      (10,465)
Minority interest                                 -              -              -           129            -           129
----------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing               (21,619)          (157)         5,501        15,456       (9,517)      (10,336)
operations
Income (loss) from discontinued                   -        (10,076)             -        (1,207)           -      (11,283)
operations
----------------------------------------------------------------------------------------------------------------------------
Net income (loss)                      $    (21,619) $     (10,233)         5,501        14,249       (9,517)      (21,619)
============================================================================================================================


                 Consolidating Condensed Statement of Cash Flows
                         Nine Months Ended May 31, 1998
                                   (unaudited)

                                          Laidlaw                                               Consolidating
                                       Environmental                 Subsidiary    Subsidiary    Eliminating  Consolidated
($ in Thousands)                       Services, Inc.    LES, Inc.   Guarantors   Non-Guarantors   Entries        Total
----------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in)         $     (14,997)  $    (31,134)  $   29,799  $     59,614   $         -  $     43,282
operating activities
----------------------------------------------------------------------------------------------------------------------------
Cash flow from investing activities:
Cash expended on acquisition of                    -              -   (1,274,177)       (8,567)            -    (1,282,744)
business
Purchase of plant, property and                    -              -      (27,220)       (7,344)            -       (34,564)
equipment
Proceeds from sale of property, plant
  and equipment                                    -              -        9,879            45             -         9,924
Net increase in long-term investments              -              -       (2,153)         (189)            -        (2,342)
Proceeds from sale of assets held for              -              -            -        33,675             -        33,675
sale
Change in other, net                               -              -          (43)            -             -           (43)
----------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in)                     -              -   (1,293,714)       17,620             -    (1,276,094)
investing activities
----------------------------------------------------------------------------------------------------------------------------
Cash flow from financing activities:
Issuance of common stock on exercise
  of stock options                               436              -            -             -             -           436
Bank overdraft (included in accounts               -              -       11,652             -             -        11,652
payable)
Bank financing fees and expenses                   -        (36,946)           -             -             -       (36,946)
Repayment of long-term debt                        -       (315,000)    (217,770)      (58,777)            -      (591,547)
Borrowings of long-term debt                       -      1,788,000            -        69,756             -     1,857,756
Intercompany payable (receivable)             14,561     (1,404,920)   1,450,810       (60,451)            -             -
----------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in)                14,997         31,134    1,244,692       (49,472)            -     1,241,351
financing activities
----------------------------------------------------------------------------------------------------------------------------
Effect of exchange rates changes on                -              -             -         (202)            -          (202)
cash
----------------------------------------------------------------------------------------------------------------------------
Net increase in cash and cash                      -              -      (19,223)       27,560             -         8,337
equivalents
Cash and cash equivalents at:
  Beginning of period                              -              -       24,770       (13,610)            -        11,160
----------------------------------------------------------------------------------------------------------------------------
  End of period                        $           - $            -        5,547        13,950             -        19,497
============================================================================================================================

                      Consolidating Condensed Balance Sheet
                                 August 31, 1997
                                   (unaudited)

                                          Laidlaw                                               Consolidating
                                       Environmental                 Subsidiary    Subsidiary    Eliminating  Consolidated
($ in Thousands)                       Services,Inc.    LES, Inc.    Guarantors   Non-Guarantors   Entries        Total
----------------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets                         $           - $           - $     213,139 $      38,401 $          -  $     251,540
Property, plant and equipment, net                 -             -     1,043,874       192,695            -      1,236,569
Investment in Subsidiaries                   809,745       633,669        88,000             -   (1,531,414)             -
Other non-current assets                           -             -        93,346        48,847      (19,424)       122,769
----------------------------------------------------------------------------------------------------------------------------
Total assets                           $     809,745 $     633,669 $   1,438,359 $     279,943 $ (1,550,838) $   1,610,878
===========================================================================================================================

LIABILITIES
Current liabilities                    $       6,580 $       1,952 $     116,679 $      50,454 $       (220) $     175,445
Non-current liabilities                            -             -       241,335         7,547      (19,424)       229,458
Long-term debt                               125,200       299,717         7,863        95,230            -        528,010
Subordinated convertible debenture           350,000             -             -             -            -        350,000
---------------------------------------------------------------------------------------------------------------------------
Total liabilities                            481,780       301,669       365,877       153,231      (19,644)     1,282,913

STOCKHOLDERS' EQUITY                         327,965       332,000     1,072,482       126,712   (1,531,194)       327,965
----------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders'
  equity                               $     809,745 $     633,669 $   1,438,359 $     279,943 $ (1,550,838) $   1,610,878
===========================================================================================================================


                   Consolidating Condensed Statement of Income
                         Nine Months Ended May 31, 1997
                                   (unaudited)

                                          Laidlaw                                                 Consolidating
                                       Environmental                   Subsidiary    Subsidiary    Eliminating  Consolidated
($ in Thousands)                      Services, Inc.     LES, Inc.     Guarantors   Non-Guarantors   Entries        Total
----------------------------------------------------------------------------------------------------------------------------
Total revenues                         $          - $            -   $   350,545    $   117,977    $        -   $   468,522
Operating expenses                                -              -       651,759        109,455             -       761,214
----------------------------------------------------------------------------------------------------------------------------
Operating income                                  -              -      (301,214)         8,522             -      (292,692)
Interest expense                                922          1,371        21,197          6,432             -        29,922
Other income (expense)                            -              -           410          1,719             -         2,129
Undistributed earnings (losses) of         (191,244)      (190,422)            -              -       381,666             -
subsidiaries
----------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing
operations before
  income tax                               (192,166)      (191,793)     (322,001)         3,809       381,666      (320,485)
Income tax expense (benefit)                   (369)          (549)     (128,600)           584             -      (128,934)
----------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing
operations before
   minority interest                       (191,797)      (191,244)     (193,401)         3,225       381,666      (191,551)
Minority interest                                 -              -             -           (266)            -          (266)
----------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing              (191,797)      (191,244)     (193,401)         2,959       381,666      (191,817)
operations
Income (loss) from discontinued                   -              -            20              -             -            20
operations
----------------------------------------------------------------------------------------------------------------------------
Net income (loss)                      $   (191,797) $    (191,244)   $ (193,381)    $     2,959   $   381,666   $  (191,797)
============================================================================================================================

                 Consolidating Condensed Statement of Cash Flows
                         Nine Months Ended May 31, 1997
                                   (unaudited)

                                            Laidlaw                                                Consolidating
                                         Environmental                   Subsidiary    Subsidiary    Eliminating  Consolidated
($ in Thousands)                         Services, Inc.     LES, Inc.    Guarantors   Non-Guarantors   Entries        Total
----------------------------------------------------------------------------------------------------------------------------
Net cash provided by continuing        $           - $            -    $  19,222   $   (10,235)     $      -     $   8,987
operations
Net cash provided by discontinued                  -              -         (357)            -             -          (357)
operations
----------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in)                     -              -       18,865       (10,235)            -         8,630
operating activities
----------------------------------------------------------------------------------------------------------------------------
Cash flow from investing activities:
   Cash acquired on acquisition of                 -              -       15,451             -             -        15,451
business
   Purchase of plant, property and                 -              -      (12,202)      (17,517)            -       (29,719)
equipment
   Net increase in long-term                       -              -         (841)       (1,136)            -        (1,977)
investments
   Proceeds from sales of equipment                -              -        3,645           (44)            -         3,601
----------------------------------------------------------------------------------------------------------------------------
Net cash provided by continuing                    -              -        6,053       (18,697)            -       (12,644)
operations
Net cash provided by discontinued                  -              -       (1,887)            -             -        (1,887)
operations
----------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in)                     -              -        4,166       (18,697)            -       (14,531)
investing activities
----------------------------------------------------------------------------------------------------------------------------
Cash flow from financing activities:
   Issuance of debt under Bank Credit              -        315,000            -        60,000             -       375,000
Facility
   Bank financing fees and expenses                -        (15,473)           -        (2,340)            -       (17,813)
   Changes in long-term debt                       -              -      (12,402)        3,240             -        (9,162)
   Advance from (payments to)                      -       (299,527)       2,555       (29,759)            -      (326,731)
Laidlaw, Inc.
----------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in)                     -              -       (9,847)       31,141             -        21,294
financing activities
----------------------------------------------------------------------------------------------------------------------------
Net increase in cash and cash                      -              -       13,184         2,209             -        15,393
equivalents
Cash and cash equivalents at:
   Beginning of period                             -              -            -             -             -             -
----------------------------------------------------------------------------------------------------------------------------
   End of period                       $           - $            -   $   13,184    $    2,209      $      -   $    15,393
============================================================================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Recategorization of Revenues

         As a result of the Safety-Kleen acquisition, the Company has recategorized its revenue components. Components are no longer reported on a gross basis requiring consolidated intercompany revenue eliminations. Revenues are now reported at the initial point of entry into the Company's operations. This change in presentation has reduced the disclosed revenue for the disposal services component which has historically been the beneficiary of intercompany revenue from the collection and recovery services operations.

         The Company now categorizes its services into two primary components: collection and recovery services and disposal services. The collection and recovery services component is further categorized into two sub-components: industrial services and commercial and institutional services. Industrial services includes drum and bulk waste collection and processing, lab pack services and parts cleaner or on-site services performed for the Company's industrial customers. Commercial and institutional services includes service offerings performed for the retail market and include parts cleaner, imaging, vacuum and other specialty services. Used oil collection and re-refining is also included in the commercial and institutional component.

         The disposal services component includes the Company's end-disposal facilities for thermal treatment and landfilling as well as other operations. Such other operations would include the Company's harbor dredging program, wastewater treatment, PCB management and other specialty disposal operations.

         The Company's European operations include many of the service offering included in the collection and recovery category. The revenue from these European operations are reported separately.

         The following tables restate the Company's revenues in 1997 and 1998 in accordance with the recategorization:


Quarterly Revenue ($ in millions)                   First         Second          Third
                                                 ---------       ---------       ---------

1998
Collection and Recovery Services
   Industrial Services                           $   118.4       $    97.4       $   182.3
   Commercial and Institutional Services               0.0             0.0            81.0
                                                   -------         -------         -------
Total Collection and Recovery Services               118.4            97.4           263.3

Disposal Services
   Thermal Treatment                                  29.5            26.2            26.7
   Landfill                                           34.0            20.8            18.9
   Other                                              29.7            28.8            36.8
                                                   -------         -------         -------
Total Disposal Services                               93.2            75.8            82.4

European Operations                                    0.0             0.0            20.0
                                                   -------         -------         -------

   Total Revenue                                 $   211.6       $   173.2       $   365.7
                                                   =======         =======         =======

Quarterly Revenue ($ in millions)                   First          Second          Third           Fourth           Total
                                                   -------         -------         -------         -------         -------

1997
Collection and Recovery Services
   Industrial Services                           $   102.0       $    81.9       $    92.9       $   117.3       $   394.1
   Commercial and Institutional Services               0.0             0.0             0.0             0.0             0.0
                                                   -------         -------         -------         -------         -------
Total Collection and Recovery Services               102.0            81.9            92.9           117.3           394.1

Disposal Services
   Thermal Treatment                                  10.4             8.3             8.9            26.7            54.3
   Landfill                                           40.7            33.3            36.6            31.2           141.8
   Other                                              19.5            17.1            16.9            34.9            88.4
                                                   -------         -------         -------         -------         -------
Total Disposal Services                               70.6            58.7            62.4            92.8           284.5

European Operations                                    0.0             0.0             0.0             0.0             0.0
                                                   -------         -------         -------         -------         -------

   Total Revenue                                 $   172.6       $   140.6       $   155.3       $   210.1       $   678.6
                                                   =======         =======         =======         =======         =======


Results of Operations: Three Months Ended May 31, 1998 compared with Three Months Ended May 31, 1997


         Operating results, before restructuring and extraordinary charges, are as follows ($ in millions):

                                                         Three Months Ended May 31,
                                          --------------------------------------------------------
                                             1998            1997            1998            1997
                                            -------         -------         ------          ------
Revenue                                   $   365.7       $   155.3          100.0%          100.0%
Operating expense                             244.0           112.7           66.7%           72.5%
Depreciation & amortization                    31.1             9.6            8.5%            6.2%
Selling, general & administrative              35.1            18.1            9.6%           11.7%
                                            -------         -------         ------          ------
Operating income                          $    55.5       $    14.9           15.2%            9.6%
                                            =======         =======         ======          ======


Revenues

Components of revenue ($ in millions):

                                                              Three Months Ended May 31,
                                                  ------------------------------------------------
                                                           1998                        1997
                                                  ----------------------     ---------------------
Collection and Recovery Services
    Industrial Services                           $  182.3        50%         $   92.9        60%
    Commercial and Institutional Services             81.0        22%              0.0         0%
                                                    ------       ---            ------       ---
Total Collection and Recovery Services               263.3        72%             92.9        60%

Disposal Services
    Thermal Treatment                                 26.7         7%              8.9         6%
    Landfill                                          18.9         5%             36.6        23%
    Other                                             36.8        10%             16.9        11%
                                                    ------       ---            ------       ---
Total Disposal Services                               82.4        22%             62.4        40%

European Operations                                   20.0         6%              0.0         0%
                                                    ------       ---            ------       ---

     Total revenue                                $  365.7       100%         $  155.3       100%
                                                    ======       ===            ======       ===

         Revenues increased $210.4 million, or 135.4%, during the three months ended May 31, 1998 compared to the three months ended May 31, 1997. Revenue from collection and recovery services to industrial customers increased $89.4 million, or 96.2%, while the addition of collection and recovery services to commercial and institutional customers generated an additional $81.0 million. Increased revenue from industrial services reflects the inclusion of the acquired Safety-Kleen and Rollins business while the commercial and institutional additions reflect business acquired from Safety-Kleen exclusively. Revenue from disposal services increased $20.0 million, or 32.1%, primarily due to acquired Rollins business and also due to increased harbor related dredging, treatment and disposal activities. Landfill disposal revenue declined due to a relative shortfall in remedial and other project work providing volumes destined for hazardous waste landfill sites and due to the sale of an industrial and solid waste landfill on December 18, 1997. The acquired European operations of Safety-Kleen provided an additional $20.0 million in revenues.

         The Company eliminates inter-company revenues in presenting consolidated financial results. The majority of such eliminations occur at the Company's disposal facilities which receive waste streams from the Company's collection and recovery services network. For the three months ended May 31, 1998, the Company directed 74% of its waste streams to internal locations, up from 68% in the prior year.


         Management's estimates of the components of changes in the Company's consolidated revenue are as follows:

                                                             Percentage Increase (Decrease)
                                                                Three Months Ended May 31,
                                                           -----------------------------------
                                                           1998 over 1997       1997 over 1996
                                                           --------------       --------------
Expansion of customer base by acquisition                      138.0 %              7.3 %
Other, primarily through volume and price changes                5.5 %
                                                                                   (4.2)%
Divestitures and closures                                       (7.6)%             (1.5)%
Foreign exchange rate changes                                   (0.5)%             (0.2)%
                                                               -------             ------
     Total                                                     135.4 %              1.4 %
                                                               =======             ======


         The comparative increase in revenue for the quarter ended May 31, 1998 was primarily due to the inclusion of the acquired operations of Safety-Kleen and Rollins. Current revenues from existing operations were supported by increased activity by the Company's harbor related dredging, treatment and disposal operations but were partially offset by reduced volumes at certain hazardous waste landfills. Prior period revenues included contributions from an industrial and municipal solid waste landfill which was divested on December 18, 1997. A reduction in revenues due to foreign exchange rate changes results from a relative decline in the Canadian dollar translation rate.

Operating Expenses

         Operating expenses increased $131.3 million, or 116.5%, during the three months ended May 31, 1998, compared to the three months ended May 31, 1997. The increase was primarily attributable to additional business obtained as part of the acquisitions of Safety-Kleen and Rollins. As a percentage of revenue, operating expense decreased to 66.7% from 72.5% in the comparable prior year period, primarily due to stabilized pricing, the increased utilization of existing facilities and acquisition related cost reduction initiatives.

Depreciation and Amortization Expense

         Depreciation and amortization expense increased $21.5 million, or 224.0%, during the quarter ended May 31, 1998, compared to the prior year quarter. The increase related to the acquired operations of Safety-Kleen and Rollins. Depreciation and amortization expense in the prior year period was lessened due to lower landfill cell amortization rates at the Sarnia, Ontario facility where approval of a permit providing for site expansion allowed for a greater overall site life.


Selling, General and Administrative Expenses

         Selling, general and administrative expenses increased $17.0 million, or 93.9% during the three months ended May 31, 1998, versus the prior year quarter. As a percentage of revenue, selling, general and administrative expenses decreased to 9.6% from 11.7% in the prior year quarter due to cost reduction measures and economies of scale gained through the Safety-Kleen and Rollins acquisitions.


Restructuring Charge

         The integration of Safety-Kleen will result in personnel reductions and facility closures at certain of the Company's operations. Such actions are expected to generate significant cash cost savings.

         With respect to the existing operations, the Company recorded a one-time charge of 65.8 million ($39.5 million after tax) against earnings, to reflect the costs associated with the closing of certain facilities, the severance of employees and the name change, as a result of the acquisition of Safety-Kleen.


Interest Expense

         Interest expense increased $20.5 million, or 181.4% during the three months ended May 31, 1998, over the prior year period primarily as a result of the recapitalizations related to the Safety-Kleen and Rollins acquisitions. Prior to May 15, 1997 interest expense was allocated from the parent corporation, Laidlaw.


Income Tax Expense

         Prior to May 15, 1997, the Company filed consolidated returns with Laidlaw. Income taxes were calculated using applicable income tax rates on income for tax purposes on a separate return basis. Effective

May 15, 1997, the Company files a separate return and, accordingly, income taxes have been calculated at applicable income tax rates.


Extraordinary Loss

         In April 1998, the Company replaced its existing Bank Credit Facility with a Senior Credit Facility and recognized an extraordinary charge of approximately $18.8 million ($11.3 million after tax) related to the write-off of previous deferred debt issuance costs and repayment penalties.


Results of Operations: Nine Months Ended May 31, 1998 compared with
                       Nine Months Ended May 31, 1997


         Operating results, excluding restructuring and extraordinary charges, are as follows ($ in millions):

                                                         Nine Months Ended May 31,
                                           -------------------------------------------------------
                                             1998            1997           1998            1997
                                           -------         -------         ------          ------
Revenue                                   $   750.5       $   468.5          100.0%          100.0%
Operating expense                             513.2           338.4           68.4%           72.2%
Depreciation & amortization                    55.9            39.1            7.4%            8.4%
Selling, general & administrative              74.3            52.0            9.9%           11.1%
                                            -------         -------         ------          ------
Operating income                          $   107.1       $    39.0           14.3%            8.3%
                                            =======         =======         ======          ======

Revenues

         Components of revenue ($ in millions):

                                                              Nine Months Ended May 31,
                                                  -----------------------------------------------
                                                           1998                       1997
                                                  ---------------------    ----------------------
Collection and Recovery Services
    Industrial Services                           $  398.1        53%         $  276.8        59%
    Commercial and Institutional Services             81.0        11%              0.0         0%
                                                    ------       ---            ------       ---
Total Collection and Recovery Services               479.1        64%            276.8        59%

Disposal Services
    Thermal Treatment                                 82.4        11%             27.6         6%
    Landfill                                          73.7        10%            110.6        24%
    Other                                             95.3        12%             53.5        11%
                                                    ------       ---            ------       ---
Total Disposal Services                              251.4        33%            191.7        41%

European Operations                                   20.0         3%              0.0         0%
                                                    ------       ---            ------       ---

     Total revenue                                $  750.5       100%         $  468.5       100%
                                                    ======       ===            ======       ===


         Revenues increased $282.0 million, or 60.2%, during the nine months ended May 31, 1998 compared to the nine months ended May 31, 1997. Revenue from collection and recovery services to industrial customers increased $121.3 million, or 43.8%, while the addition of collection and recovery services to commercial and institutional customers generated an additional $81.0 million. Increased revenue from industrial services reflects the inclusion of the acquired Safety-Kleen and Rollins business while the commercial and institutional additions reflect business acquired from Safety-Kleen exclusively. Revenue from disposal services increased $59.7 million, or 31.1%, primarily due to acquired Rollins business and also due to increased harbor related dredging, treatment and disposal activities. Landfill disposal revenue declined due to a relative shortfall in remedial and other project work providing volumes destined for hazardous waste landfill sites and due to the sale of an industrial and solid waste landfill on December 18, 1997. The acquired European operations of Safety-Kleen provided an additional $20.0 million in revenues.

         The Company eliminates inter-company revenues in presenting consolidated financial results. The majority of such eliminations occur at the Company's disposal facilities which receive waste streams from the Company's collection and recovery services network. For the nine months ended May 31, 1998, the Company directed 76% of its waste streams to internal locations, up from 68% in the prior year.



         Management's estimates of the components of changes in the Company's consolidated revenue are as follows:

                                                              Percentage Increase (Decrease)
                                                                 Nine Months Ended May 31,
                                                            -------------------------------------
                                                            1998 over 1997         1997 over 1996
                                                            --------------         --------------
Expansion of customer base by acquisition                        61.9 %                  3.2 %
Other, primarily through volume and price changes                 7.0 %                 (5.2)%
Divestitures and closures                                        (8.0)%                 (1.0)%
Foreign exchange rate changes                                    (0.7)%                 (0.1)%
                                                                ------                 ------
     Total                                                       60.2 %                 (3.1)%
                                                                ======                 ======

         The comparative increase in revenue for the nine months ended May 31, 1998 was primarily due to the inclusion of the acquired operations of Safety-Kleen and Rollins. Current revenues from existing operations were supported by increased activity by the Company's harbor related dredging, treatment and disposal operations. Volume related increases were somewhat offset by reduced receipts at certain hazardous waste and industrial waste landfills. Prior period revenues included contributions from an industrial and municipal solid waste landfill which was sold on December 18, 1997 as well as a wastewater facility and the Clive, Utah incineration facility, both of which were closed in fiscal 1997. A reduction in revenues due to foreign exchange rate changes results from a relative decline in the Canadian dollar translation rate.

Operating Expenses

         Operating expenses increased $174.8 million, or 51.7%, during the nine months ended May 31, 1998, compared to the nine months ended May 31, 1997. The increase was primarily attributable to additional business obtained as part of the acquisitions of Safety-Kleen and Rollins. As a percentage of revenue, operating expense decreased to 68.4% from 72.2% in the comparable prior year period, primarily due to stabilized pricing, the increased utilization of existing facilities and acquisition related cost reduction initiatives.

Depreciation and Amortization Expense

         Depreciation and amortization expense increased $16.8 million, or 43.0%, during the nine months ended May 31, 1998, compared to the prior year period. The increase was related to the acquired operations of Safety-Kleen and Rollins and was partially offset by generally reduced hazardous waste and non-hazardous waste landfill cell space consumption as well as the closures of a wastewater facility and the Clive, Utah incineration facility. As a percentage of revenue, depreciation and amortization expense decreased to 7.4% from 8.4% in the prior year.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses increased $22.3 million, or 42.9% during the nine months ended May 31, 1998, versus the prior year period. The increase was attributable to the acquired operations of Safety-Kleen and Rollins. As a percentage of revenue, selling, general and administrative expenses decreased to 9.9% from 11.1% in the prior year period due to cost reduction measures and economies of scale gained through the Safety-Kleen and Rollins acquisitions.


Restructuring Charge

         The integration of Safety-Kleen will result in personnel reductions and facility closures at certain of the Company's operations. Such actions are expected to generate significant cash cost savings.

         With respect to the existing operations, the Company recorded a one-time charge of 65.8 million ($39.5 million after tax) against earnings, to reflect the costs associated with the closing of certain facilities, the severance of employees and the name change, as a result of the acquisition of Safety-Kleen.


Interest Expense

         Interest expense increased $31.3 million, or 104.8% during the nine months ended May 31, 1998, over the prior year period primarily as a result of recapitalizations related to the Safety-Kleen and Rollins acquisitions. Prior to May 15, 1997 interest expense was allocated from the parent corporation, Laidlaw.


Income Tax Expense

         Prior to May 15, 1997, the Company filed consolidated returns with Laidlaw. Income taxes were calculated using applicable income tax rates on income for tax purposes on a separate return basis. Effective May 15, 1997, the Company files a separate return and, accordingly, income taxes have been calculated at applicable income tax rates.


Extraordinary Loss

         In April 1998, the Company replaced its existing Bank Credit Facility with a Senior Credit Facility and recognized an extraordinary charge of approximately $18.8 million ($11.3 million after tax) related to the write-off of previous deferred debt issuance costs and repayment penalties.

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

         Important factors that could cause actual results to differ include, among others, risks associated with acquisitions, fluctuations in operating results because of acquisitions and variations in stock prices, changes in applicable government regulations, competition, and risks associated with the operations and growth of the newly acquired business of Safety-Kleen and Rollins. As a result of these factors, the Company's revenue and income could vary significantly from quarter to quarter, and past financial performance should not be considered a reliable indicator of future performance.


LIQUIDITY AND CAPITAL RESOURCES

         The cash generated by operating activities in the nine months ended May 31, 1998 totaled $43.3 million. This was composed of $116.2 million from operations before working capital financing requirements of $39.9 million and $33.0 million related to spending on prior period acquisition liabilities.

         The cash used for investing activities totaled $1,276.1 million which was comprised primarily of $1,282.7 million expended for the acquisition of businesses, proceeds of $33.7 million from the sale of assets held for sale and $24.6 million used for capital expenditures (net of proceeds of disposal).

         In order to finance the Safety-Kleen acquisition and refinance its existing bank credit facilities, the Company obtained a $2.2 billion Senior Credit Facility. On May 29, 1998, LES, Inc., a wholly-owned subsidiary of the Company, issued $325 million 9.25% Senior Subordinated Notes due 2008 (the "Notes") in a Rule 144A offering. Net proceeds from the sale of the Notes, after the underwriting discount and other expenses, were approximately $316 million. The proceeds were used to repay a portion of the borrowings outstanding under the Senior Credit Facility.

         The Company believes that it has adequate liquidity to finance its planned capital expenditure and debt retirement needs through cash generated by operations and available sources of liquidity under its bank credit facilities.


IMPACT OF YEAR 2000 ISSUE

         The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar business activities.

         The Company has completed its assessment of the impact of the Year 2000 issue on its operations and has engaged outside consultants to provide third party confirmation of its findings. This assessment included a review of applicable hardware and software systems and communication with all major suppliers and customers. Preliminary estimates indicate that total costs to the Company for the Year 2000 project will approximate $10.0 million.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         The business of the Company's hazardous and industrial waste services is continuously regulated by federal, state, provincial and local provisions that have been enacted or adopted, regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment. The nature of the Company's businesses results in its frequently becoming a party to judicial or administrative proceedings involving all levels of governmental authorities and other interested parties. The issues that are involved generally relate to applications for permits and licenses by the Company and their conformity with legal requirements and alleged technical violations of existing permits and licenses. The Company does not believe that these issues will be material to the Company's operations or financial condition. Including proceedings in which the newly acquired Safety-Kleen Corp. (renamed Safety-Kleen Systems, Inc. on July 1, 1998) and its subsidiaries were involved, at May 31, 1998, subsidiaries of the Company were involved in thirteen proceedings of the latter type relating primarily to activities at waste treatment, storage and disposal facilities where the Company believes sanctions involved in each instance may exceed $100,000.

         In the United States, CERCLA imposes financial liability on persons who are responsible for the release of hazardous substances into the environment. Present and past owners and operators of sites which release hazardous substances, as well as generators and transporters of the waste material, are jointly and severally liable for remediation costs and environmental damage. At May 31, 1998, the Company, including the newly acquired Safety-Kleen Systems, Inc. and its subsidiaries, had been notified that it was a potentially responsible party in connection with 34 locations in its hazardous waste management and other businesses. The Company continually reviews its status with respect to each location and the extent of its alleged contribution to the volume of waste at the location, the available evidence connecting the Company to that location and the numbers and financial soundness of other potentially responsible parties at the location. Based upon presently available information, the Company does not believe that potential liabilities arising from its involvement with these locations will be material to the Company's operations or financial condition.

         Laidlaw Inc.'s ("Laidlaw") United States subsidiaries petitioned the United States Tax Court (captioned as Laidlaw Transportation, Inc. and Subsidiaries et al v. Commissioner of Internal Revenue, Docket Nos. 9361-94 and 9362-94) with respect to their consolidated federal income tax returns (which until May 15, 1997 included certain of the Company's United States subsidiaries) for the fiscal years ended August 31, 1986, 1987 and 1988. The principal issue involved related to the timing and deductibility for tax purposes of interest attributable to loans owing to related foreign persons. Judge John O. Colvin issued an opinion on June 30, 1998 concluding that advances from the Laidlaw's related foreign entity, were equity rather than debt and that interest deductions claimed were disallowed. Based on this opinion, taxes of $49.6 million (plus interest of approximately $91.4 million as of May 31, 1998) would be payable. The Company expects Laidlaw to appeal this opinion.

         Similar claims have been asserted with respect to the consolidated federal income tax returns for the fiscal years ended August 31, 1989, 1990 and 1991. A petition has been filed with the United States

Tax Court with respect to these years (captioned as Laidlaw Transportation, Inc. and Subsidiaries v. Commissioner of internal Revenue, Docket No. 329-98). The income taxes at issue for these years is approximately $143.5 million (plus interest of approximately $145.3 million as of May 31, 1998). The Company also anticipates that similar claims will be asserted for the fiscal years ended August 31, 1992, 1993 and 1994. Should Laidlaw's United States subsidiaries ultimately be required to pay all claims on these issues, both presently asserted and expected to be asserted, for the fiscal years 1986 through 1994, the cost (including interest as of May 31, 1998) would be approximately $500 million. Laidlaw is reviewing all of the above issues with counsel and the Company expects that Laidlaw will vigorously contest the claimed deficiencies.

         Pursuant to the February 6, 1997 Stock Purchase Agreement (Exhibit 10(e)), Laidlaw Inc. and Laidlaw Transportation, Inc. are responsible for any tax liabilities resulting from these matters.

         Other than as herein reported there have been no additional significant legal proceedings nor any material changes in the legal proceedings reported on pages 8 through 11 of the Registrant's Annual Report on Form 10-K for the fiscal year ended August 31, 1997.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

(a) Between April 3, 1998 and May 26, 1998 the Registrant issued 168,665,074 shares of common stock in connection with the acquisition of Safety-Kleen Corp., increasing the number of outstanding shares from 182,294,397 to 350,959,471. Also in connection with the acquisition of Safety-Kleen Corp., the Company entered into an amended and restated credit facility, repaid the existing bank credit facility and issued $325 million 9 1/4% Senior Subordinated Notes due 2008 all of which restrict payment of dividends by the subsidiaries to the Registrant. For information concerning the Safety-Kleen transaction, related debt tender offer and the related financing arrangements see Notes 2, 3 and 4 to the Unaudited Consolidated Financial Statements included in Item 1 of Part I of this report which is hereby incorporated by reference.

(b) On May 31, 1998, the Registrant issued 2,204,724 shares of its common stock, par value $1.00 per share ("LLE Stock"), to Laidlaw Inc., as interest payment on the $350,000,000 5% Subordinated Convertible Pay-In-Kind debenture (the "Debenture") issued to Laidlaw Inc. on May 15, 1997. The Company believes that the shares are exempt from registration pursuant to Section (4)(2) of the Securities Act of 1933, as amended (the "Act"). In determining to issue the LLE Stock without registration under the Act management considered the fact that the offering was being made to a single offeree in connection with the interest payment under the Debenture and further, Laidlaw Inc. represented to the Registrant that it was acquiring the LLE Stock for investment and not with a view to, or for resale in connection with, any distribution of the LLE Stock.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits

(2) Agreement and Plan of Merger dated as of March 16, 1998 by and among Registrant, LES Acquisition, Inc., and Safety-Kleen Corp. included as Annex A of Safety-Kleen's Revised Amended Prospectus on Form 14D-9 filed as Exhibit 62 to Safety-Kleen's Amendment No. 28 to Schedule 14-9A on March 17, 1998, and incorporated herein by reference.

(3)(a) Restated Certificate of Incorporation of the Company dated May 13, 1997 and Amendment to Certificate of Incorporation dated May 15, 1997 filed as
Exhibit 3(a) to the Registrant's Form 10-Q for the Quarter ended May 31, 1997 and incorporated herein by reference

(3)(a)(i) Certificate of Correction Filed to Correct a Certain Error in the Restated and Amended Certificate of Incorporation of the Company dated October 15, 1997 filed as Exhibit (3)(a)(i) to the Registrant's Form 10-K for the Year ended August 31, 1997, and incorporated herein by reference.

(3)(a)(ii) Certificate of Amendment of Restated Certificate of Incorporation of the Company dated February 19, 1998, filed as Exhibit (3)(a)(ii) to the Registrant's Form 10-Q for the Quarter ended February 28, 1998 and incorporated herein by reference.

(3)(b) Amended and Restated Bylaws of the Company filed as Exhibit 4(ii) to the Registrant's Current Report on Form 8-K dated July 29, 1997 and incorporated herein by reference.

(4)(a) Registration Rights Agreement dated as of May 29, 1998 between LES, Inc., the Registrant, subsidiary guarantors of the Registrant, TD Securities (USA) Inc. and NationsBanc Montgomery Securities LLC filed as Exhibit 4(a) to the Registrant's Form S-4 Registration Statement No. 333-57587 filed June 24, 1998 and incorporated herein by reference.

4(b) Indenture dated as of May 29, 1998 between LES, Inc., Registrant, subsidiary guarantors of the Registrant and The Bank of Nova Scotia Trust Company of New York, as trustee filed as Exhibit 4(b) to the Registrant's Form S-4 Registration Statement No. 333-57587 filed June 24, 1998 and incorporated herein by reference.

4(c) Rights Agreement dated as of June 14, 1989 between the Company and First Chicago Trust Company as successor to Registrar and Transfer Company, as Rights Agent filed as Exhibit 4(e) to the Registrant's Current Report on Form 8-K filed on June 13, 1995 and incorporated herein by reference.

(4)(d) Amendment No. 1 dated as of March 31, 1995 to the Rights Agreement between the Company and First Chicago Trust Company as successor to Registrar and Transfer Company, as Rights Agent filed as Exhibit 4(f) to the Registrant's Current Report on Form 8-K on June 13, 1995 and incorporated herein by reference.

(4)(e) Amendment No. 2 dated as of April 30, 1997 to the Rights Agreement between the Company and First Chicago Trust Company as successor to Registrar and Transfer Company, as Rights Agent, filed as Exhibit 4(c) to the Registrant's Form 10-Q for the quarter ended November 30, 1997, and incorporated herein by reference.

(4)(f) Amended and Restated Credit Agreement among Laidlaw Chem-Waste, Inc., Laidlaw Environmental Services (Canada) Ltd., Toronto Dominion (Texas) Inc., The Toronto-Dominion Bank, TD Securities (USA) Inc., the Bank of Nova Scotia, NationsBank, N.A. and The First National Bank of Chicago and NationsBank, N.A. as Syndication Agent dated as of April 3, 1997, filed as Exhibit 4(q) to the Registrant's Form S-4 Registration Statement No. 333-49929 filed April 10, 1998, and incorporated herein by reference.

(4)(g) Supplement to the Amended and Restated Credit Agreement among Laidlaw Chem-Waste, Inc.,

Laidlaw Environmental Services (Canada) Ltd., Toronto Dominion (Texas) Inc., The Toronto-Dominion Bank, TD Securities (USA) Inc., the Bank of Nova Scotia, NationsBank, N.A. and The First National Bank of Chicago and NationsBank, N.A. as Syndication Agent dated as of April 3, 1997, filed as Exhibit 4(e) to the Registrant's Form S-4 Registration Statement No. 333-7587 filed June 24, 1998 and incorporated herein by reference.

(4)(h) Waiver and First Amendment to the Amended and Restated Credit Agreement dated as of May 15, 1998 among LES, Inc., Laidlaw Environmental Services (Canada) Ltd., the Lenders, Toronto Dominion (Texas), Inc., The Toronto Dominion Bank, TD Securities (USA) Inc., The Bank of Nova Scotia, NationsBank, N.A., The First National Bank of Chicago and Wachovia Bank filed as Exhibit 4(f) to the Registrant's Form S-4 Registration Statement No. 333-7587 filed June 24, 1998 and incorporated herein by reference.

(4)(i) Commitment to Increase Supplement to the Amended and Restated Credit Agreement dated as of June 3, 1998 among LES, Inc., Laidlaw Environmental Services (Canada) Ltd., the Lenders, Toronto Dominion (Texas), Inc., The Toronto Dominion Bank, TD Securities (USA) Inc., The Bank of Nova Scotia, NationsBank, N.A., The First National Bank of Chicago and Wachovia Bank filed as Exhibit 4(g) to the Registrant's Form S-4 Registration Statement No. 333-7587 filed June 24, 1998 and incorporated herein by reference.

(4)(j) $350,000,000 5% Subordinated Convertible Pay-In-Kind Debenture due 2009 issued by Registrant on May 15, 1997 to Laidlaw Inc. the form of which was included as an appendix to the Registrant's Definitive Proxy Statement on Form DEF 14A, filed on May 1, 1997 and incorporated herein by reference.

(4)(k) Registration Rights Agreement dated May 15, 1997 between Registrant, Laidlaw Transportation, Inc. and Laidlaw Inc. included as an appendix to the Registrant's Definitive Proxy Statement on Form DEF 14A, the form of which was filed on May 1, 1997 and incorporated herein by reference.

(4)(l) Indenture dated as of May 1, 1993 between the Industrial Development Board of the Metropolitan Government of Nashville and Davidson County (Tennessee) and NationsBank of Tennessee, N.A., filed as Exhibit 4(f) to the Registrant's Form 10-Q for the Quarter ended May 31, 1997, and incorporated herein by reference.

(4)(m) Indenture of Trust dated as of August, 1995 between Tooele County, Utah and West One Bank, Utah, now known as U.S. Bank, as Trustee, filed as Exhibit 4(h) to the Registrant's form 10-Q for the Quarter ended May 31, 1997, and incorporated herein by reference.

(4)(n) Indenture of Trust dated as of July 1, 1997 between Carbon County, Utah and U.S. Bank, a national banking association, as Trustee, filed as Exhibit 4(i) to the Registrant's Form 10-Q for the Quarter ended May 31, 1997, and incorporated herein by reference.

(4)(o) Indenture of Trust dated as of July 1, 1997 between Tooele County, Utah and U.S. Bank, a national banking association, as Trustee, filed as Exhibit 4(j) to the Registrant's Form 10-Q for the Quarter ended May 31, 1997, and incorporated herein by reference.

(4)(p) Indenture of Trust dated as of July 1, 1997 between California Pollution Control Financing Authority and U.S. Bank, a national banking association, as Trustee, filed as Exhibit 4(k) to the

Registrant's Form 10-Q for the Quarter ended May 31, 1997, and incorporated herein by reference.

(4)(q) Stock Purchase Agreement between Westinghouse Electric Corporation (Seller) and Rollins Environmental Services, Inc. (Buyer) for National Electric, Inc. dated March 7, 1995 filed as Exhibit 2 to the Registrant's Current Report on Form 8-K filed on June 13, 1995 and incorporated herein by reference.

(4)(r) Second Amendment to Stock Purchase Agreement (as referenced in Exhibit
(4)(m) above, dated May 15, 1997 among Westinghouse Electric Corporation, Rollins Environmental Services, Inc. and Laidlaw Inc., filed as Exhibit 4(m) to the Registrant's Form 10-Q for the Quarter ended May 31, 1997, and incorporated herein by reference.

(4)(s) Promissory Note dated May 15, 1997 for $60,000,000 from Laidlaw Environmental Services, Inc. to Westinghouse Electric Corporation, filed as
Exhibit 4(n) to the Registrant's Form 10-Q for the Quarter ended May 31, 1997, and incorporated herein by reference.

(4)(t) Guaranty Agreement dated May 15, 1997 by Laidlaw Inc. to Westinghouse Electric Corporation guaranteeing Promissory Note dated May 15, 1997 (as referenced in Exhibit (4)(o)) from Laidlaw Environmental Services, Inc. to Westinghouse Electric Corporation, filed as Exhibit 4(o) to the Registrant's Form 10-Q for the Quarter ended May 31, 1997, and incorporated herein by reference.

4(u) Instruments defining the rights of holders of nonregistered debt of the Registrant have been omitted from this exhibit list because the amount of debt authorized under any such instrument does not exceed 10% of the total assets of the Registrant and its subsidiaries. The Registrant agrees to furnish a copy of any such instrument to the Commission upon request.

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

(11)     Statement of Computation of Per Share Earnings.

(12)     Ratio of Earnings to Fixed Charges

(27)     Financial Data Schedule.

(b)      Reports on Form 8-K.

The Company filed a Current Report on Form 8-K, dated March 5, 1998, which contained Item 5 related to a press release publicizing the exchange ratio for purposes of its exchange offer to purchase Safety-Kleen Corp. shares.

The Company filed a Current Report on Form 8-K, dated March 6, 1998, which contained Item 5 related to a press release publicizing that a Federal District Court Judge in Chicago, Illinois set a full hearing on the Company's motion for injunction to force Safety-Kleen Corp. Board to lift poison pill and other defense measures blocking the Company's exchange offer to Safety-Kleen Corp. shareholders.

The Company filed a Current Report on Form 8-K, dated March 10, 1998, which contained Item 5 related to a press release publicizing the conclusion of the Safety-Kleen Corp. special shareholder meeting and defeat of the merger proposal of Philip Services Corp., Apollo Advisors and Blackstone Management.

The Company filed a Current Report on Form 8-K, dated March 12, 1998, which contained Item 5 related to a press release publicizing the exchange ratio for purposes of its exchange offer to purchase Safety-Kleen Corp. shares.

The Company filed a Current Report on Form 8-K, dated March 13, 1998, which contained Item 5 related to a press release concerning the actions taken by the Safety-Kleen Corp. Board of Directors.

The Company filed a Current Report on Form 8-K, dated March 16, 1998, which contained Item 5 related to a press release publicizing that the Company entered into a definitive agreement with Safety-Kleen Corp. to complete the merger of Safety-Kleen Corp. and a subsidiary of the Company.

The Company filed a Current Report on Form 8-K, dated March 19, 1998, which contained Item 5 related to a press release publicizing that the Securities and Exchange Commission declared effective the prospectus supplement offering $18.30 in cash and 2.80 shares of Company common stock for each share of common stock of Safety-Kleen Corp. and that Safety-Kleen Corp. board of directors unanimously recommended that the Safety-Kleen Corp. shareholders tender their shares.

The Company filed a Current Report on Form 8-K, dated March 30, 1998, which contained Item 5 related to a press release publicizing the expiration date for the exchange offer available to Safety-Kleen Corp. shareholders.

The Company filed a Current Report on Form 8-K, dated April 1, 1998, which contained Item 5 related to a press release publicizing the percentage of shares of Safety-Kleen Corp. stock that had been tendered to the Company as of March 31, 1998.

The Company filed a Current Report on Form 8-K, dated April 6, 1998, which contained Item 5 related to a press release publicizing that the Company had consummated the exchange offer to Safety-Kleen Corp. shareholders who tendered their shares prior to March 31, 1998.

The Company filed a Current Report on Form 8-K, dated April 8, 1998, which contained Item 5 related to a press release publicizing the additional shares of Safety-Kleen Corp. acquired by the Company.

The Company filed a Current Report on Form 8-K, dated April 20, 1998, which contained Item 2 reporting the consummation of the Company's tender offer for Safety-Kleen Corp. shares.

The Company filed a Amended Current Report on Form 8-KA, dated April 22, 1998, which contained Item 7 financial statements relating to the Company's tender offer for Safety-Kleen Corp. shares.

The Company filed a Current Report on Form 8-K, dated May 18, 1998, which contained Item 5 related to a press release publicizing its intent to offer $300 million of Senior Subordinated Guaranteed notes.

The Company filed a Current Report on Form 8-K, dated May 27, 1998, which contained Item 5 related to a press release publicizing that 96% of Safety-Kleen Corp. shareholders voted in favor of approving the merger of a subsidiary of the Company and Safety-Kleen Corp.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



   DATE: July 15, 1998               LAIDLAW ENVIRONMENTAL SERVICES, INC.
                                     ------------------------------------
                                     (Registrant)



                                     /s/ Kenneth W. Winger
                                     ------------------------------------
                                     Kenneth W. Winger
                                     President and Chief Executive Officer



                                     /s/ Paul R. Humphreys
                                     ------------------------------------
                                     Paul R. Humphreys
                                     Senior Vice President-Finance and
                                     Chief Financial Officer

                                INDEX TO EXHIBITS

(2) Agreement and Plan of Merger dated as of March 16, 1998 by and among Registrant, LES Acquisition, Inc., and Safety-Kleen Corp. included as Annex A of Safety-Kleen's Revised Amended Prospectus on Form 14D-9 filed as Exhibit 62 to Safety-Kleen's Amendment No. 28 to Schedule 14-9A on March 17, 1998, and incorporated herein by reference.

(3)(a) Restated Certificate of Incorporation of the Company dated May 13, 1997 and Amendment to Certificate of Incorporation dated May 15, 1997 filed as
Exhibit 3(a) to the Registrant's Form 10-Q for the Quarter ended May 31, 1997 and incorporated herein by reference

(3)(a)(i) Certificate of Correction Filed to Correct a Certain Error in the Restated and Amended Certificate of Incorporation of the Company dated October 15, 1997 filed as Exhibit (3)(a)(i) to the Registrant's Form 10-K for the Year ended August 31, 1997, and incorporated herein by reference.

(3)(a)(ii) Certificate of Amendment of Restated Certificate of Incorporation of the Company dated February 19, 1998, filed as Exhibit (3)(a)(ii) to the Registrant's Form 10-Q for the Quarter ended February 28, 1998 and incorporated herein by reference.

(3)(b) Amended and Restated Bylaws of the Company filed as Exhibit 4(ii) to the Registrant's Current Report on Form 8-K dated July 29, 1997 and incorporated herein by reference.

(4)(a) Registration Rights Agreement dated as of May 29, 1998 between LES, Inc., the Registrant, subsidiary guarantors of the Registrant, TD Securities (USA) Inc. and NationsBanc Montgomery Securities LLC filed as Exhibit 4(a) to the Registrant's Form S-4 Registration Statement filed June 24, 1998 and incorporated herein by reference.

4(b) Indenture dated as of May 29, 1998 between LES, Inc., Registrant, subsidiary guarantors of the Registrant and The Bank of Nova Scotia Trust Company of New York, as trustee filed as Exhibit 4(b) to the Registrant's Form S-4 Registration Statement filed June 24, 1998 and incorporated herein by reference.

4(c) Rights Agreement dated as of June 14, 1989 between the Company and First Chicago Trust Company as successor to Registrar and Transfer Company, as Rights Agent filed as Exhibit 4(e) to the Registrant's Current Report on Form 8-K filed on June 13, 1995 and incorporated herein by reference.

(4)(d) Amendment No. 1 dated as of March 31, 1995 to the Rights Agreement between the Company and First Chicago Trust Company as successor to Registrar and Transfer Company, as Rights Agent filed as Exhibit 4(f) to the Registrant's Current Report on Form 8-K on June 13, 1995 and incorporated herein by reference.

(4)(e) Amendment No. 2 dated as of April 30, 1997 to the Rights Agreement between the Company and First Chicago Trust Company as successor to Registrar and Transfer Company, as Rights Agent, filed as Exhibit 4(c) to the Registrant's Form 10-Q for the quarter ended November 30, 1997, and incorporated herein by reference.

(4)(f) Amended and Restated Credit Agreement among Laidlaw Chem-Waste, Inc., Laidlaw Environmental Services (Canada) Ltd., Toronto Dominion (Texas) Inc., The Toronto-Dominion Bank, TD

Securities (USA) Inc., the Bank of Nova Scotia, NationsBank, N.A. and The First National Bank of Chicago and NationsBank, N.A. as Syndication Agent dated as of April 3, 1997, filed as Exhibit 4(q) to the Registrant's Form S-4 Registration Statement No. 333-49929 filed April 10, 1998, and incorporated herein by reference.

(4)(g) Supplement to the Amended and Restated Credit Agreement among Laidlaw Chem-Waste, Inc., Laidlaw Environmental Services (Canada) Ltd., Toronto Dominion (Texas) Inc., The Toronto-Dominion Bank, TD Securities (USA) Inc., the Bank of Nova Scotia, NationsBank, N.A. and The First National Bank of Chicago and NationsBank, N.A. as Syndication Agent dated as of April 3, 1997, filed as
Exhibit 4(e) to the Registrant's Form S-4 Registration Statement filed June 24, 1998 and incorporated herein by reference.

(4)(h) Waiver and First Amendment to the Amended and Restated Credit Agreement dated as of May 15, 1998 among LES, Inc., Laidlaw Environmental Services (Canada) Ltd., the Lenders, Toronto Dominion (Texas), Inc., The Toronto Dominion Bank, TD Securities (USA) Inc., The Bank of Nova Scotia, NationsBank, N.A., The First National Bank of Chicago and Wachovia Bank filed as Exhibit 4(f) to the Registrant's Form S-4 Registration Statement filed June 24, 1998 and incorporated herein by reference.

(4)(i) Commitment to Increase Supplement to the Amended and Restated Credit Agreement dated as of June 3, 1998 among LES, Inc., Laidlaw Environmental Services (Canada) Ltd., the Lenders, Toronto Dominion (Texas), Inc., The Toronto Dominion Bank, TD Securities (USA) Inc., The Bank of Nova Scotia, NationsBank, N.A., The First National Bank of Chicago and Wachovia Bank filed as Exhibit 4(g) to the Registrant's Form S-4 Registration Statement filed June 24, 1998 and incorporated herein by reference.

(4)(j) $350,000,000 5% Subordinated Convertible Pay-In-Kind Debenture due 2009 issued by Registrant on May 15, 1997 to Laidlaw Inc. the form of which was included as an appendix to the Registrant's Definitive Proxy Statement on Form DEF 14A, filed on May 1, 1997 and incorporated herein by reference.

(4)(k) Registration Rights Agreement dated May 15, 1997 between Registrant, Laidlaw Transportation, Inc. and Laidlaw Inc. included as an appendix to the Registrant's Definitive Proxy Statement on Form DEF 14A, the form of which was filed on May 1, 1997 and incorporated herein by reference.

(4)(l) Indenture dated as of May 1, 1993 between the Industrial Development Board of the Metropolitan Government of Nashville and Davidson County (Tennessee) and NationsBank of Tennessee, N.A., filed as Exhibit 4(f) to the Registrant's Form 10-Q for the Quarter ended May 31, 1997, and incorporated herein by reference.

(4)(m) Indenture of Trust dated as of August, 1995 between Tooele County, Utah and West One Bank, Utah, now known as U.S. Bank, as Trustee, filed as Exhibit 4(h) to the Registrant's form 10-Q for the Quarter ended May 31, 1997, and incorporated herein by reference.

(4)(n) Indenture of Trust dated as of July 1, 1997 between Carbon County, Utah and U.S. Bank, a national banking association, as Trustee, filed as Exhibit 4(i) to the Registrant's Form 10-Q for the Quarter ended May 31, 1997, and incorporated herein by reference.

(4)(o) Indenture of Trust dated as of July 1, 1997 between Tooele County, Utah and U.S. Bank, a national banking association, as Trustee, filed as Exhibit 4(j) to the Registrant's Form 10-Q for the Quarter ended May 31, 1997, and incorporated herein by reference.

(4)(p) Indenture of Trust dated as of July 1, 1997 between California Pollution Control Financing Authority and U.S. Bank, a national banking association, as Trustee, filed as Exhibit 4(k) to the Registrant's Form 10-Q for the Quarter ended May 31, 1997, and incorporated herein by reference.

(4)(q) Stock Purchase Agreement between Westinghouse Electric Corporation (Seller) and Rollins Environmental Services, Inc. (Buyer) for National Electric, Inc. dated March 7, 1995 filed as Exhibit 2 to the Registrant's Current Report on Form 8-K filed on June 13, 1995 and incorporated herein by reference.

(4)(r) Second Amendment to Stock Purchase Agreement (as referenced in Exhibit
(4)(m) above, dated May 15, 1997 among Westinghouse Electric Corporation, Rollins Environmental Services, Inc. and Laidlaw Inc., filed as Exhibit 4(m) to the Registrant's Form 10-Q for the Quarter ended May 31, 1997, and incorporated herein by reference.

(4)(s) Promissory Note dated May 15, 1997 for $60,000,000 from Laidlaw Environmental Services, Inc. to Westinghouse Electric Corporation, filed as
Exhibit 4(n) to the Registrant's Form 10-Q for the Quarter ended May 31, 1997, and incorporated herein by reference.

(4)(t) Guaranty Agreement dated May 15, 1997 by Laidlaw Inc. to Westinghouse Electric Corporation guaranteeing Promissory Note dated May 15, 1997 (as referenced in Exhibit (4)(o)) from Laidlaw Environmental Services, Inc. to Westinghouse Electric Corporation, filed as Exhibit 4(o) to the Registrant's Form 10-Q for the Quarter ended May 31, 1997, and incorporated herein by reference.

(4)(u) Instruments defining the rights of holders of nonregistered debt of the Registrant have been omitted from this exhibit index because the amount of debt authorized under any such instrument does not exceed 10% of the total assets of the Registrant and its subsidiaries. The Registrant agrees to furnish a copy of any such instrument to the Commission upon request.

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

(12)     Ratio of Earnings to Fixed Charges

(27)     Financial Data Schedule.