Form 10-Q/A
period 1997-11-30
LAIDLAW ENVIRONMENTAL SERVICES INC
filed 1998-07-17
CIK 701856

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A


   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the Quarterly Period Ended November 30, 1997
                                               -----------------

                          Commission File Number 1-8368
                                                 ------

                      LAIDLAW ENVIRONMENTAL SERVICES, INC.
                      ------------------------------------
             (Exact name of registrant as specified in its charter)


             Delaware                                 51-0228924
-----------------------------------     ----------------------------------------
  (State or other jurisdiction of         (I.R.S. Employer Identification No.)
  incorporation or organization)


  1301 Gervais Street Columbia, Suite 300, South Carolina             29201
-----------------------------------------------------------      ---------------
        (Address of principal executive offices)                    (Zip Code)


                                 (803) 933-4210
            --------------------------------------------------------
              (Registrant's telephone number, including area code)

 -------------------------------------------------------------------------------
   (Former name, address and former fiscal year, if changed since last report)


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

                      LAIDLAW ENVIRONMENTAL SERVICES, INC.

                                      INDEX

PART II  OTHER INFORMATION
  Item 2   Changes In Securities and Use Of Proceeds                                                       3

  Item 6   Exhibits and Reports on Form 8-K                                                                3

  Signatures                                                                                               6

PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

(a) On November 17, 1997, the Registrant issued 1,715,686 shares of its common stock, par value $1.00 per share ("LLE Stock"), to Laidlaw Transportation Inc., as interest payment on the $350,000,000 5% Subordinated Convertible Pay-In-Kind debenture (the "Debenture") issued to Laidlaw Transportation, Inc. on May 15, 1997. The Company believes that the shares are exempt from registration pursuant to Section (4)(2) of the Securities Act of 1933, as amended (the "Act"). In determining to issue the LLE Stock without registration under the Act management considered the fact that the offering was being made to a single offeree in connection with the interest payment under the Debenture and further, Laidlaw Transportation, Inc. represented to the Registrant that it was acquiring the LLE Stock for investment and not with a view to, or for resale in connection with, any distribution of the LLE Stock.

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

(4)(e) $350,000,000 5% Subordinated Convertible Pay-In-Kind Debenture due 2009 issued by Registrant on May 15, 1997 to Laidlaw Transportation, Inc. the form of which was included as an appendix to the Registrant's Definitive Proxy Statement on Form DEF 14A, filed on May 1, 1997 and incorporated herein by reference.

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

(10)(f) Management Incentive Plan for fiscal year 1998.

(10)(g) Laidlaw Environmental Services, Inc. U.S. Supplemental Executive Retirement Plan

(11)    Statement of Computation of Per Share Earnings

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

DATE: July 17, 1998                   LAIDLAW ENVIRONMENTAL SERVICES, INC.
                                      ------------------------------------------
                                                   (Registrant)



                                                /s/Kenneth W. Winger
                                           -------------------------------------
                                                   Kenneth W. Winger
                                           President and Chief Executive Officer



                                                /s/Paul R. Humphreys
                                           -------------------------------------
                                                   Paul R. Humphreys
                                           Senior Vice President-Finance and
                                           Chief Financial Officer

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

(4)(e) $350,000,000 5% Subordinated Convertible Pay-In-Kind Debenture due 2009 issued by Registrant on May 15, 1997 to Laidlaw Transportation, Inc. the form of which was included as an appendix to the Registrant's Definitive Proxy Statement on Form DEF 14A, filed on May 1, 1997 and incorporated herein by reference.

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

(10)(f) Management Incentive Plan for fiscal year 1998.

(10)(g) Laidlaw Environmental Services, Inc. U.S. Supplemental Executive Retirement Plan

(11)    Statement of Computation of Per Share Earnings

(27)    Financial Data Schedule

(99)(a) Definitive Proxy Statement on Form DEF 14A, filed with the Securities and Exchange Commission on May 1, 1997 and incorporated herein by reference.