Form 10-Q/A
period 1998-02-28
LAIDLAW ENVIRONMENTAL SERVICES INC
filed 1998-07-17
CIK 701856

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


                          Commission File Number 1-8368


                      LAIDLAW ENVIRONMENTAL SERVICES, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                  51-0228924
-------------------------------                   -------------------
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                   Identification No.)


1301 Gervais Street Columbia, Suite 300, South Carolina             29201
-------------------------------------------------------           ---------
(Address of principal executive offices)                          (Zip Code)

       (803) 933-4210 (Registrant's telephone number, including area code)

              ---------------------------------------------------

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

                      LAIDLAW ENVIRONMENTAL SERVICES, INC.


                                      INDEX


PART 1     FINANCIAL INFORMATION


Item 6   Exhibits and Reports on Form 8-K                    3


Signatures                                                   8

PART II - OTHER INFORMATION


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



   DATE: July 17, 1998                 LAIDLAW ENVIRONMENTAL SERVICES, INC.
                                       ------------------------------------
                                                    (Registrant)



                                              /s/Kenneth W. Winger
                                       -------------------------------------
                                                 Kenneth W. Winger
                                       President and Chief Executive Officer



                                               /s/Paul R. Humphreys
                                         ---------------------------------
                                                  Paul R. Humphreys
                                         Senior Vice President-Finance and
                                                  Chief Financial Officer

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