Form 10-Q/A
period 1998-05-31
LAIDLAW ENVIRONMENTAL SERVICES INC
filed 1998-07-17
CIK 701856

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

                      LAIDLAW ENVIRONMENTAL SERVICES, INC.


                                      INDEX


PART 1     FINANCIAL INFORMATION

      Item 1   Financial Statements
                    Consolidated Statements of Income for the Three and
                    Nine Month Periods Ended May 31, 1998 and 1997            3

                    Consolidated Balance Sheets as of May 31, 1998 and
                    August 31, 1997                                           4

                    Consolidated Statements of Cash Flows for the
                    Nine Month Periods Ended May 31, 1998 and 1997            5

                    Notes to Consolidated Financial Statements                6


      PART II    OTHER INFORMATION

      Item 2   Changes In Securities and Use Of Proceeds                     16

      Item 6   Exhibits and Reports on Form 8-K                              16


      Signatures                                                             22

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

NOTE 4 - CHANGES IN LONG-TEM DEBT

Senior Credit Facility:


         In April 1998, the Company repaid its existing Bank Credit Facility (See Note 10) and established a $2.2 billion Senior Credit Facility (as amended in May 1998) pursuant to a credit agreement between the Company and a syndicate of banks and other financial institutions. All of the capital stock of the Company's subsidiaries, including the acquired Safety-Kleen subsidiaries, have been pledged as security for the Senior Credit Facility, and such subsidiaries have guaranteed the obligations of the Company.


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
============================================================================================================================

                   Consolidating Condensed Statement of Income
                         Nine Months Ended May 31, 1998
                                   (unaudited)


                                          Laidlaw                                               Consolidating
                                       Environmental                 Subsidiary    Subsidiary    Eliminating  Consolidated
($ in Thousands)                       Services, Inc.    LES, Inc.   Guarantors   Non-Guarantors   Entries        Total
----------------------------------------------------------------------------------------------------------------------------
Total revenues                         $           - $            -  $    596,378  $    158,259  $    (4,165)  $    750,472
Operating expenses                                 -              -       581,315       132,019       (4,165)       709,169
----------------------------------------------------------------------------------------------------------------------------
Operating income                                   -              -        15,063        26,240            -        41,303
Interest expense                              19,265         33,684         3,506         4,256            -        60,711
Other income (expense)                             -              -         3,087          (426)           -         2,661
Undistributed earnings (losses) of          (10,233)         19,750             -             -       (9,517)            -
subsidiaries
----------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing
operations before
  income tax                                (29,498)       (13,934)        14,644        21,558       (9,517)      (16,747)
Income tax expense (benefit)                 (7,879)       (13,777)         9,143         6,231            -       (6,282)
----------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing
operations before
  minority interest                         (21,619)          (157)         5,501        15,327       (9,517)      (10,465)
Minority interest                                 -              -              -           129            -           129
----------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing               (21,619)          (157)         5,501        15,456       (9,517)      (10,336)
operations
Extraordinary loss, net of applicable             -        (10,076)             -        (1,207)           -      (11,283)
tax
----------------------------------------------------------------------------------------------------------------------------
Net income (loss)                      $    (21,619) $     (10,233)         5,501        14,249       (9,517)      (21,619)
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

Part II -- OTHER INFORMATION

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


(b) On May 31, 1998, the Registrant issued 2,204,724 shares of its common stock, par value $1.00 per share ("LLE Stock"), to Laidlaw Transportation, Inc., as interest payment on the $350,000,000 5% Subordinated Convertible Pay-In-Kind debenture (the "Debenture") issued to Laidlaw Transportation, Inc. on May 15, 1997. The Company believes that the shares are exempt from registration pursuant to Section (4)(2) of the Securities Act of 1933, as amended (the "Act"). In determining to issue the LLE Stock without registration under the Act management considered the fact that the offering was being made to a single offeree in connection with the interest payment under the Debenture and further, Laidlaw Transporation, Inc. represented to the Registrant that it was acquiring the LLE Stock for investment and not with a view to, or for resale in connection with, any distribution of the LLE Stock.


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


(4)(j) $350,000,000 5% Subordinated Convertible Pay-In-Kind Debenture due 2009 issued by Registrant on May 15, 1997 to Laidlaw Transportation Inc. the form of which was included as an appendix to the Registrant's Definitive Proxy Statement on Form DEF 14A, filed on May 1, 1997 and incorporated herein by reference.


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