Form 10-K
period 1998-08-31
LAIDLAW ENVIRONMENTAL SERVICES INC
filed 1998-10-29
CIK 701856

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                    For the Fiscal Year Ended August 31, 1998

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

--------------------------------------------------------------------------------

               1301 Gervais Street, Columbia, South Carolina 29201
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (803) 933-4200

          Securities Registered pursuant to Section 12(b)4 of the Act:

                                              NAME OF EACH EXCHANGE ON
          TITLE OF EACH CLASS                 WHICH REGISTERED
          -------------------                 ------------------------
          Common Stock                        New York Stock Exchange
          Par Value $1.00                     Pacific Stock Exchange, Inc.

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the common stock held by non-affiliates of the registrant was $554,789,650 as of October 16, 1998.

The number of shares of the issuer's common stock outstanding as of October 23, 1998 was 350,984,971.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Stockholders for the fiscal year ended August 31, 1998 are incorporated in Parts I and II of Form 10-K.

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held November 24, 1998 are incorporated in Part III of Form 10-K.


                                     PART I

ITEM 1. BUSINESS
                                     GENERAL

      Laidlaw Environmental Services, Inc. d/b/a Safety-Kleen Corp. (the "Company", the "Registrant" or "Safety-Kleen") provides industrial waste services designed to collect, process, recycle and dispose of hazardous and industrial waste streams. The Company provides these services from approximately 250 collection locations and 53 processing facilities located in 45 states, seven Canadian provinces and seven Western European countries.

      The Registrant was incorporated in Delaware in 1968. Its principal executive office is located at 1301 Gervais Street, Suite 300, Columbia, South Carolina 29201 and its telephone number is 803-933-4200.

      On April 1, 1998, the Company announced that the former Safety-Kleen Corp. ("Old Safety-Kleen") shareholders had accepted its exchange offer, as amended on March 16, 1998, relating to the acquisition of Old Safety-Kleen by the Company. Under the terms of the offer, the Company exchanged $18.30 and 2.8 common shares of Company stock for each Old Safety-Kleen share tendered. In May 1998, the Company completed the acquisition of Old Safety-Kleen (the "Safety-Kleen Acquisition") through a back-end merger, approved by the Old Safety-Kleen shareholders on May 18, 1998. The total consideration of approximately $2.2 billion, including debt assumed and estimated transaction costs, was comprised of $1.5 billion cash and 166.5 million shares of Company common stock. The cash consideration and the refinancing of certain existing indebtedness was financed from the proceeds of a $2.2 billion Senior Credit Facility.

      The Safety-Kleen Acquisition has been accounted for under the purchase method of accounting and accordingly, the financial statements include the results of operations of the acquired business from April 1, 1998. As a result of the Safety-Kleen Acquisition, as of July 1, 1998, the Company began doing business as Safety-Kleen Corp.

      On May 15, 1997, pursuant to a February 6, 1997, stock purchase agreement (the "Stock Purchase Agreement") between Rollins Environmental Services, Inc. ("Rollins") and Laidlaw Inc. ("Laidlaw"), Rollins acquired the hazardous and industrial waste operations of Laidlaw ("Old LESI" or the "Accounting Acquirer") (the "Rollins Acquisition"). The business combination was accounted for as a reverse acquisition using the purchase method of accounting. Rollins issued 120 million common shares and a $350 million 5% subordinated convertible debenture, and paid $349.1 million in cash ($400 million, less debt of $50.9 million assumed), to Laidlaw to consummate the Rollins Acquisition. Coincident with the closing of the Rollins Acquisition, the continuing legal entity changed its name from Rollins Environmental Services, Inc. to Laidlaw Environmental Services, Inc. The Company accordingly adopted the Accounting Acquirer's fiscal year-end of August 31.

      Old LESI consisted of all direct and indirect subsidiaries of Laidlaw engaged in the hazardous and industrial waste business, other than JTM Industries, Inc. and its subsidiary, KBK Enterprises, Inc. Prior to the Rollins Acquisition, Old LESI provided hazardous and industrial waste services from 85 service locations in 26 states and seven Canadian provinces. Although Old LESI was a conglomerate of separate entities, these entities conducted such services primarily under the name "Laidlaw Environmental Services".

      The Company, in providing industrial waste services, is engaged in three primary lines of business: (a) Collection and Recovery, (b) Treatment and Disposal and (c) European Operations. The Collection and Recovery Component is further defined by the markets for which it provides services:
Industrial Services and Commercial and Institutional Services. Treatment and Disposal Services is further defined by the technologies employed: Thermal Treatment, Landfill and Specialty Services. The Company's European Operations component represents all services provided to customers within the Company's Western European business territories.

      The Company's revenues and income are derived from one industry segment which includes the collection, transportation, processing, recycling, treatment and disposal of hazardous and industrial wastes, principally from customers in the United States. The Company renders services to a variety of commercial, industrial, governmental and residential customers. Substantially all revenues represent income from unaffiliated customers.

      The percentages of the Company's revenue contributed by its primary business components and their respective sub-components for the last three fiscal years ended August 31, were as follows:


                                             1998        1997        1996
-------------------------------------------------------------------------
Collection and Recovery Component
  Industrial Services                        50%         58%         58%
  Commercial and Institutional Services      19%          0%          0%
                                            ----------------------------
Total Collection and Recovery                69%         58%         58%

Treatment and Disposal Component
  Thermal Treatment                           9%          8%          3%
  Landfill                                    8%         21%         27%
  Specialty Services                         10%         13%         12%
                                            ----------------------------
Total Treatment and Disposal                 27%         42%         42%

European Operations                           4%          0%          0%
                                            ----------------------------
Total Revenue                               100%        100%        100%
                                            ============================



                        COLLECTION AND RECOVERY SERVICES

      Safety-Kleen provides Collection and Recovery Services in North America primarily through a network of 195 locations. Collection and Recovery Services are further differentiated by those services provided to industrial customers and those provided to commercial and institutional customers.


INDUSTRIAL SERVICES

      The Company markets two major categories of service to its Industrial Services customers: its Parts Cleaner Service and its Industrial Waste Services. In Safety-Kleen's Parts Cleaner Service, the Company's service representative places parts cleaner equipment and solvent with a customer. The service representative then makes service calls at regular intervals to clean and maintain the equipment and to remove the dirty solvent and replace it with clean solvent. The majority of the dirty solvent is recycled for reuse. The Company provides a choice of several models of parts cleaners to customers for their use as part of the Parts Cleaner Service and also provides service to customers who own their own parts cleaner equipment. As an alternative to solvent-based systems, Safety-Kleen also offers a line of water-based cleaning systems through its Parts Cleaner Service.

      The Company's Industrial Waste Services consist primarily of the collection of a wide variety of liquid and solid wastes, hazardous or non-hazardous, typically in drum containers from a customer's location. Depending upon the type of customer, the Company may make frequent pickups of large quantities or may pick up only one or a few 55-gallon drums on a scheduled periodic basis. Depending upon the content, the material collected by the Company may be recycled into usable solvent, processed into a waste-derived fuel for use in the cement manufacturing industry, or disposed of through incineration or landfill methods.

      The Industrial Waste Services group also provides other comprehensive environmental and technical service. Technical Field Services includes offerings such as Lab Pack Services and In-Plant Services. The primary focus of Lab Pack Services is the collection and proper management of miscellaneous, and often unidentified, chemicals stored in small containers. Since the list of Lab Pack chemicals removed from a particular site can be extensive and vary widely in characteristics and quantities, the knowledge and abilities of Company field chemists are often required. In-Plant Services encompass a variety of services provided by Safety-Kleen personnel at the generator's location. In-Plant Services are customized to the specific needs of the customer. With Technical Field Services, Safety-Kleen often prepares the paperwork, packages the waste for shipment and provides for transportation and disposal management.

      Waste streams collected through one or more of Safety-Kleen's Industrial Services offerings may be routed to one of the Company's 21 service centers or 16 accumulation centers where they are temporarily stored or consolidated with compatible waste streams for more efficient transportation to final treatment or disposal destinations. All of the Company's service centers in the United States have Part B permits under the United States Resource Conservation and Recovery Act ("RCRA") that, among other things, allow the Company to store waste for up to one year for bulking or transfer purposes. Service centers are the largest source of waste streams for the Company's treatment and disposal facilities. In 1998 the Company, excluding Old Safety-Kleen, directed 76% of its waste streams to internal disposal locations.


COMMERCIAL AND INSTITUTIONAL SERVICES

      The Company provides several specialized services to commercial and institutional customers. The largest component of the Company's Commercial and Institutional Services is its Parts Cleaner Service. Safety-Kleen furnishes service stations, car and truck dealers, small engine repair shops, fleet maintenance shops and other automotive and retail repair customers with the same high quality Parts Cleaner Service that it provides to its Industrial Services customers.

      Other Commercial and Institutional Service offerings include Paint Refinishing Services, Imaging Services, Dry Cleaner Services, Vacuum
Services, Integrated Customer Compliance Services and Used Oil Collection and Re-Refining Services. These additional offerings utilize the same facility network and many of the same customer relationships as have been developed for the traditional Parts Cleaner Service.

      The Company's Paint Refinishing Services are supplied to new and used car dealers, auto body repair and paint shops and fiberglass product manufacturers. Company representatives place a machine, specially designed to clean paint spray guns, and solvent with each customer, maintain the machine and regularly remove the contaminated solvent and replace it with clean solvent. The Company either recycles the contaminated solvent into clean solvent for reuse or blends it into fuel used by cement kilns or incinerators. Waste paint and paint booth filters are also collected from these customers and blended into fuel for cement kilns or incinerators. Company representatives also provide clean buffing pads and remove used pads during regularly scheduled service calls. The used pads are washed, dried, inspected and returned to the Company's distribution system.

      The Company's Imaging Service provides health care, printing, photo processing and other businesses and industries with on-site recycling of photochemical solutions, as well as film, plate and silver recovery services. Imaging Services recovers the silver contained in the spent photochemical solutions it collects from customers. These solutions are then further treated and processed until they can be discharged as wastewater into publicly owned treatment works in compliance with applicable laws and regulations. Silver is also recovered from photographic film by outside processors.

      Dry Cleaner Services collect and recycle contaminated dry cleaning wastes consisting of used filter cartridges and sludge containing perchloroethylene and mineral spirits.

      Vacuum Services utilizes specialized vacuum trucks to remove residual oil and sludge from underground oil/water separators found at many automotive repair and small industrial locations. Collected oil is recycled or reused as a fuel source.

      The Company provides Integrated Customer Compliance Services to its customers. Service offerings in this area include Material Safety Data Sheets ("MSDS") Fax on Demand, an electronic MSDS management program; Department of Transportation Shipping Paper Services, which provides appropriate shipping papers for hazardous waste shipments; regulatory training; spill and poison control hotlines; and on-site facility assessments. Integrated Customer Compliance offers single services and bundled full service programs in accordance with customer requests.

      Safety-Kleen also provides Used Oil Collection and Re-Refining Services. The Company collects used lubricating oils from automobile and truck dealers, automotive garages, oil change outlets, service stations, industrial plants and other businesses. The used oil is then transferred to a re-refining plant where most of the product is converted into high-quality base lubricating oil. The Company derives revenues both from fees it charges customers to haul away used oil, oily water and glycol and from the sale of products it produces by processing the used oil. The Company's extensive branch network enables it to collect waste oil in sufficient volume to support oil re-refining operations, which produce lubricating oil that can be sold at significantly higher prices than industrial fuels. The Company operates oil re-refining plants in Breslau, Ontario and East Chicago, Indiana. The plants in Breslau and East Chicago have annual re-refining capacities of 40 and 92 million gallons of used oil per year, respectively. Used oil collected in excess of the capacity of the Company's re-refining facilities is either processed into industrial fuels or sold unprocessed for direct use as a fuel in certain industrial applications.

                         TREATMENT AND DISPOSAL SERVICES

      Safety-Kleen provides final Treatment and Disposal Services designed to properly manage hazardous and non-hazardous wastes which cannot be otherwise economically recycled or reused. Thermal Treatment and Landfill facilities provide such solutions for the majority of industrial waste streams. The Company's Specialty Services provide a compliment of other technologies for more specialized or economical handling of certain waste streams.

THERMAL TREATMENT

      The Company offers a wide range of technological capabilities and locations to customers through its collection of incineration facilities. Incineration is the preferred method for the treatment of organic hazardous waste, because it effectively destroys the contaminants at temperatures in excess of 2,000 degrees Fahrenheit. High temperature incineration effectively eliminates organic wastes such as herbicides, plastics, halogenated solvents, pesticides, and pharmaceutical and refinery wastes, regardless of whether they are gases, liquids, sludges or solids. Federal and state incineration regulations require a destruction and removal efficiency of 99.99% for most organic wastes and 99.9999% for PCBs and dioxin.

      The Company operates four solids and liquids capable incineration facilities with a combined annual capacity of over 250,000 tons and two lower volume specialty incineration facilities in the United States, as well as two hazardous waste liquid injection incinerators in Canada.

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

      The Company's incineration facilities in Mercier, Quebec and Sarnia, Ontario are liquid injection incinerators, designed primarily for the destruction of liquid organic waste. The Mercier facility also has a system to blend and destroy pumpable sludges. Typical waste streams include wastewater containing concentrated organic levels not amenable to conventional physical or chemical waste treatment, pesticide and herbicide waste, waste with high chlorinated organic concentrations and flammable materials.

      All of the Company's United States incineration facilities have received Part B permits under RCRA. Part B permits are generally issued for periods of five or ten years, after which the permit must be reviewed by state or federal regulators or both before the permit can be renewed for additional terms. Management is not aware of any issues at any of the Company's sites that would preclude the renewal of any of its Part B permits.

      During fiscal 1997, the Company closed its less efficient and redundant incineration facilities at Baton Rouge, Louisiana, and Clive, Utah. During fiscal 1998, the Company closed its incinerator at Roebuck, South Carolina, further reducing excess capacity. These three closures have eliminated approximately 215,000 tons of practical capacity from the off-site commercial incineration market. The industry's total off-site commercial incinerator practical capacity was estimated at 1.0 million tons in 1997, according to "EI Digest".

LANDFILL

      The Company operates 11 landfills located throughout the United States and Canada. A total of eight landfills are designed and permitted for the disposal of hazardous wastes. Three landfills are operated for non-hazardous industrial waste disposal, and to a lesser extent, municipal solid waste.

      The Company operates eight of the 23 permitted hazardous waste landfills in North America, with 61 million cubic yards of remaining permitted capacity (which at current fill rates represents in excess of 65 years of capacity). Of these facilities, six are located in the United States and two in Canada.

      In the United States, the Company's hazardous waste landfills have been issued RCRA Subtitle C permits. The EPA's permitting process for RCRA Subtitle C landfills is very rigorous. Before a permit can be issued, the applicant must provide detailed waste analysis, spill prevention and control counter-measure plans, detailed design specifications (which include liner design, leak detection systems and rainwater removal systems), groundwater monitoring, employee training and geologic and hydrogeologic investigations. Furthermore, the applicant must post financial assurance instruments for landfill cell and site closure and post-closure care. All six of the Company's United States hazardous waste landfills have received Part B landfill permits and meet or exceed Subtitle C requirements. These permits are generally issued for periods of five or ten years, after which the permit must be reviewed by state or federal regulators or both before the permit can be renewed for additional terms. Management is not aware of any issues at any of the Company's sites that would preclude the renewal of its Part B landfill permits. During fiscal year 1998, approximately 0.9 million cubic yards of hazardous wastes were disposed of in these landfills.

      In addition to its hazardous waste landfill sites, the Company operates three non-hazardous industrial landfills with over 7 million cubic yards of remaining permitted capacity. The Company's non-hazardous landfill facilities are permitted to accept commercial industrial waste, including wastes from foundries, demolition and construction, machine shops, automobile manufacturing, printing, metal fabrications and recycling. During fiscal year 1998, 0.2 million cubic yards of non-hazardous wastes were disposed of in these landfills.

      On December 18, 1997, the Company sold its municipal solid waste landfill in Carbon County, Utah.

SPECIALTY SERVICES

      Specialty Services provided by the Company include PCB management services, wastewater treatment, harbor and channel dredging, consulting and analytical services, and transportation services.

      The Company recycles PCB contaminated oils and reclaims metals from PCB contaminated equipment. The Company accomplishes this recycling and reclamation through a de-chlorination process operated from seven facilities mainly in the eastern United States and Canada.

      Safety-Kleen offers a range of wastewater treatment technology facilities and customer services. Wastewater treatment is provided from four facilities and consists of four basic business lines: hazardous wastewater treatment, mobile treatment, sludge dewatering or drying and non-hazardous wastewater treatment. These services include the reduction, treatment and disposal of both hazardous and non-hazardous wastewater, sludges and solids for both bulk and drummed waste. The Company removes hazardous components from hazardous industrial liquids and chemically or physically makes hazardous industrial liquids non-hazardous through blending and treatment technology. Specialized techniques reduce residues by recycling or reusing spent products. Batch treatment technologies also enable the Company to handle hard-to-treat wastewater streams.

      Safety-Kleen performs services designed to dredge, treat, and provide for the beneficial reuse of, sediments found in harbors, channels and other waterways. The Company contracts with federal, state and local agencies and port authorities for the cleanup of sediments resulting from downstream accumulation and waterway widening and deepening projects. These services are provided as an environmentally sound alternative to historical sea dumping methods.

      The Company provides a variety of consulting and analytical services which utilize Safety-Kleen's laboratories, specialized equipment and personnel. Such services are typically customized for the customer's specific project or requirements.

      The Company's transportation operations facilitate the movement of materials between and occasionally amongst the Company's network of Collection and Recovery locations and its Treatment and Disposal facilities. Transportation may be accomplished by truck, rail or other mode, with Company-owned assets or in conjunction with third-party transporters. Specially designed containment systems, vehicles and other equipment permitted for hazardous and industrial waste transport, together with drivers trained in transportation skills and waste handling procedures, provide for the movement of customer waste streams.

                               EUROPEAN OPERATIONS

      Safety-Kleen subsidiaries have wholly-owned operations in seven countries in Western Europe. The Company primarily provides its Commercial and Institutional Services, excluding Used Oil Collection and Re-Refining Services, in Europe. The Company also provides selected Industrial Services in Germany and the United Kingdom.

                             COMPETITIVE CONDITIONS

      The hazardous and industrial waste management industry is highly competitive. The sources of competition vary by locality and by type of service rendered, with competition coming from the other major waste services companies and hundreds of privately owned firms which offer waste services. The Company also competes with municipalities and larger plants which provide "on site" waste services for their own waste materials. The principal methods of competition for all of the Company's services are price, quality, reliability of service rendered and technical proficiency in handling industrial and hazardous wastes properly.

      The Company estimates total industry revenues associated with the offsite services it provides in North America, excluding Used Oil Collection and Re-Refining, to be $7.4 billion. Of this market, the pro forma combined revenues of the Company, including inter-company receipts at disposal locations, for the year ended August 31, 1998, would account for a 22% market share.

      Because, in the United States, the original generators of hazardous waste remain liable under federal and state environmental laws for improper disposal of such wastes, even if they employ companies which have proper permits and licenses, knowledgeable customers are interested in the reputation and financial strength of the companies they use for management of their hazardous wastes. The Company believes that its technical proficiency, reputation and financial strength are important considerations to its customers in selecting and continuing to utilize the Company's services.

      The Company is the market leader in the United States in its Parts Cleaner, Paint Refinishing and Dry Cleaner Services. In these services, the Company competes with local or smaller regional companies. In its Industrial Waste Services, the Company competes with many firms engaged in the transportation, brokerage and disposal of hazardous wastes through recycling, fuels programs, thermal treatment or landfilling.

      The Company is the market leader in North America in its Used Oil Collection and Re-Refining Services. The price at which Safety-Kleen sells its re-refined lube oil is primarily dictated by a market dominated by large multinational oil companies and has been positively correlated to crude oil prices over the long-term. The selling price of re-refined lube oil is also affected by lube oil refinery capacity changes in North America, which do not necessarily bear a relationship to the movement of crude oil price changes.

      Competitors operate large-scale incinerators at eight locations throughout North America. Other companies have applied for or received permits to construct and operate hazardous waste incinerators. Competition is also encountered from certain cement kilns, which use hazardous waste-derived fuel as a supplemental fuel source. Generator-owned thermal treatment operations and mobile thermal treatment units also compete with the Company's fixed-location facilities.

      Ten of the 15 U.S. hazardous waste landfills not operated by the Company are operated by three competitors with landfill facilities spread throughout the United States. Significant competition exists for waste volumes generated by remedial cleanups and other project-based events.

                                    CUSTOMERS

      The Company conducts business with more than 500,000 customers. These customers represent diverse industries, including automotive repair, dry cleaning, photo imaging, automobile manufacturing and distribution, chemical and petrochemical manufacturing, computer and micro-processor manufacturing, and primary metals, paper, furniture, aerospace and pharmaceutical manufacturing. The Company's customers are located throughout the United States, Canada and Western Europe. During fiscal 1998, no one customer accounted for more than three percent of the Company's consolidated revenues.

      The hazardous and industrial waste management business is cyclical to the extent that it is dependent upon a stream of waste from cyclical industries. If those cyclical industries slow significantly, the business that the Company receives from those industries is likely to slow.

                                   SEASONALITY

      Adverse winter weather moderately affects some of the Company's operations, particularly during the second fiscal quarter. The main reason for this effect is reduced volumes of waste being received at the Company's facilities and higher operating costs associated with operating in sub-freezing weather and high levels of snowfall.

                                   REGULATIONS

OVERVIEW

      Domestic and foreign governmental regulations applicable to the Company's business govern, among other things: the handling of a number of substances collected by the Company which are classified as hazardous or industrial solid wastes under these regulations; the operation of the facilities at which the Company stores or processes the substances it collects; and the ultimate disposal of waste the Company removes from the substances it collects. An increase in governmental requirements for the treatment of any particular material generally increases the value of the Company's services to its customers, but may also increase the Company's costs.

      Various permits are required by federal and state environmental agencies for the Company's branch, accumulation center, solvent recycling, fuel blending and oil processing facilities, landfills and incinerators. Most of these permits must be renewed periodically and the governmental authorities involved have the power, under various circumstances, to revoke, modify or deny issuance or renewal of these permits. Zoning, land use and siting restrictions also apply to these facilities. Regulations also govern matters such as the disposal of residual chemical wastes, operating procedures, stormwater and wastewater discharges, fire protection, worker and community right-to-know and emergency response plans. Air and water pollution regulations govern certain operations at the Company's facilities. Safety standards under the Occupational Safety and Health Act in the United States and similar foreign laws are also applicable to such facilities. Governmental regulations apply to the operation of vehicles used by the Company to transport the substances it collects and distributes, including licensing requirements for the vehicles and the drivers, vehicle safety requirements, vehicle weight limitations, shipment manifesting and vehicle placarding requirements. Governmental authorities have the power to enforce compliance and violators are subject to civil and criminal penalties. Private individuals may also have the right to sue to enforce compliance with certain of the governmental requirements.

      The Company has an internal staff of engineers, geologists, hydrogeologists, chemists, lawyers and other environmental and safety professionals whose responsibility is to continuously improve the procedures and practices to be followed by the Company to comply with various federal, state and local laws and regulations involving the protection of the environment and worker health and safety and to monitor compliance.

HAZARDOUS AND SOLID WASTE REQUIREMENTS

      Safety-Kleen's services involve the collection, transportation, storage, processing, recycling and disposal of commercial, institutional and industrial hazardous and nonhazardous materials. Substantially all of these materials are regulated in the United States as "solid wastes" under RCRA. In addition to being regulated as solid wastes, many of these materials are further regulated as "hazardous wastes". Accordingly, the Company is subject to federal and state regulations governing hazardous and solid wastes. RCRA established a national program which classified various substances as "hazardous wastes," established requirements for storage, treatment and disposal of hazardous wastes and imposed requirements for facilities used to store, treat or dispose of such wastes. RCRA was amended in 1984 by the Hazardous and Solid Waste Amendments ("HSWA") which expanded the scope of RCRA to include businesses which generate smaller quantities of waste materials (so-called "small quantity generators"), expanded the substances classified as hazardous wastes by RCRA and prohibited direct disposal of those wastes in landfills (thereby, in effect, requiring that the wastes be recycled, treated or destroyed).

      Hazardous and solid waste regulations impose requirements which must be met by facilities used to store, treat and dispose of these wastes. Operators of hazardous waste storage, disposal and treatment facilities, such as Safety-Kleen, must obtain a RCRA permit from federal or authorized state governmental authorities to operate those facilities. States may also require a solid waste permit. The Company has over 100 RCRA-permitted facilities. The Company believes that each of its facilities operating under temporary authorization provisions of RCRA will be issued its final RCRA permit and that each permit will be renewed at the end of its existing term. At the present time the Company does not intend to pursue RCRA permits for facilities which do not currently have a RCRA permit or interim status and will limit the activities of those facilities to activities that are not regulated by RCRA.

      In September 1992, the United States Environmental Protection Agency ("EPA") finalized regulations that govern the management of used oils. Although used oil is not classified as a hazardous waste under federal law, certain states do regulate used oil as hazardous. The Company builds and operates its used oil facilities to standards similar to those required for hazardous waste facilities, and believes that its oil management standards are more protective of human health and the environment than current federal standards.

      Materials collected by the Company through its industrial services operations may be recycled for reuse, processed into waste-derived fuel to be burned in kilns used in the production of cement or incinerated in the Company's incinerators. Much of the waste-derived fuel is supplied to cement kilns with which the Company has exclusive supply contracts with respect to such fuel. Cement kilns are subject to regulations which govern the burning of hazardous wastes in boilers and industrial furnaces ("Boiler and Industrial Furnace Regulations" or "BIF regulations"). Incinerators are currently subject to regulations contained in 40 CFR part 264 Subpart O. Using its omnibus authority, EPA requires incinerators to comply with provisions that are similar to those in the BIF regulations. Facilities covered by the BIF regulations are required to submit periodic certifications of compliance. Every BIF facility that elects to continue to burn hazardous waste will also be required to obtain a RCRA operating permit. All of the kilns with which the Company has exclusive supply contracts and all of the Company's incinerators have met their initial compliance certification requirements, and intend to continue to meet their periodic certification requirements in the future. The cement kilns that the Company does business with are also in the process of obtaining their RCRA operating permits. None of the kilns utilized by the Company for disposition of the waste it collects are owned by the Company. The Company is assisting the kilns with which it has exclusive contracts in complying with such regulations.

      On April 19, 1996, the EPA published its proposed Hazardous Waste Combustor Rule, which when finalized will supersede the existing BIF and Subpart O regulations. This proposed rule will set emissions standards for incinerators, cement kilns and lightweight aggregate kilns that burn hazardous waste. As proposed, these standards would require cement kilns, which are major outlets for the Company's waste-derived fuels, to make capital improvements that would increase the cost of burning such fuels in cement kilns. The incinerators owned by the Company will also be affected by the proposed rule once it is finalized. Although these incinerators already meet the majority of the emission and management requirements of the proposed rule, additional capital may be needed to install specific monitoring devices which will provide assurance that the requirements are being met on a continuous basis. Due to the complexity of the proposed rule, the lengthy adoption process to which it is subject and the likelihood that the rule will undergo changes prior to its adoption, the effect of the final rule is unknown.

      The EPA is also developing regulations which will establish management standards for cement kiln dust ("CKD"). The Company and the kilns to which it sends waste-derived fuel have developed programs for analyzing and characterizing CKD in anticipation of these new management standards; however, at this time it is not clear what impact these CKD regulations will have on the Company.

CLEAN AIR ACT

      The Clean Air Act was passed by Congress to control the emissions of pollutants to the air, and requires permits to be obtained for certain sources of air toxic emissions or criteria pollutants, such as carbon monoxide. In 1990, Congress amended the Clean Air Act to require further reductions of air pollutants with specific targets for nonattainment areas in order to meet certain ambient air quality standards. These amendments also require the EPA to promulgate regulations which: (i) control emissions of 189 toxic air pollutants;
(ii) create uniform operating permits for major industrial facilities similar to RCRA operating permits; (iii) mandate the phase-out of ozone depleting chemicals; and (iv) provide for enhanced enforcement. The Company believes each of its operating facilities complies in all material respects with the applicable requirements.

      The Clean Air Act required regulations which resulted in the reduction of volatile organic compound ("VOC") emissions in order to meet certain ozone attainment standards under the Act. The Company has installed control technology to meet its obligations under the Act. Additional emission reductions at the Company's recycle centers and branches could be required as the Company completes its air permitting program. In addition, the United States EPA has developed Maximum Achievable Control Technology ("MACT") standards under the Clean Air Act which impose additional restrictions on the emission of certain toxic air pollutants. These standards will impact certain of the Company's facilities and the cement kilns to which the Company sends its waste-derived fuels.

      In order to comply with these regulations, the Company has instituted a program to augment the air emission control equipment at its affected facilities and to obtain operating permits, where required. The Company is also working with the United States EPA and appropriate state and local agencies regarding the regulation of its parts cleaner and paint spray gun cleaner operations.

      The South Coast Air Quality Management District ("SCAQMD"), the air district for the greater Los Angeles, California area, has amended its rule setting the allowable volatile organic compound ("VOC") content of materials used for remote reservoir repair and maintenance cleaning. The amended rule will, in effect, ban remote reservoir parts cleaning with solutions containing VOCs in excess of fifty grams per liter as of January 1, 1999, except in certain applications. Substantially all of the Company's parts cleaners currently placed with SCAQMD customers utilize solvents containing VOCs in excess of fifty grams per liter. The Company offers aqueous parts cleaning systems which meet the 1999 SCAQMD requirements and is working with its SCAQMD customers to identify which customers will need to convert their solvent parts cleaners to an alternative cleaning solvent or solution prior to January 1, 1999. In addition, the Company will continue to work actively with the SCAQMD to identify appropriate exemptions and develop alternatives to the 1999 VOC limits for materials used for remote reservoir parts cleaning. The Company expects other Clean Air Act nonattainment municipalities to consider adopting similar rules.

CLEAN WATER ACT

      The Clean Water Act regulates the discharge of pollutants into surface waters and sewers from a variety of sources, including disposal sites and treatment facilities. The Company is required to obtain discharge permits and conduct sampling and monitoring programs. The Company believes each of its operating facilities complies in all material respects with the applicable requirements.

CERCLA AND RELATED REQUIREMENTS

      The Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA") was originally enacted in December 1980, and amended in 1986 by the Superfund Amendments and Reauthorization Act ("SARA"). CERCLA creates a fund of monies ("Superfund") which can be used by the EPA and state governments to clean up hazardous waste sites pending recovery of those costs from defined categories of "potentially responsible parties" ("PRPs"). Most EPA cleanup efforts are at sites listed or proposed for listing on the National Priorities List ("NPL"). Various states have also enacted statutes which contain provisions substantially similar to CERCLA.

      Generators and transporters of hazardous substances, as well as past and present owners and operators of sites where there has been a release of hazardous substances, are made strictly, jointly and severally liable for the clean-up costs resulting from releases and threatened releases of CERCLA-regulated "hazardous substances". Under CERCLA, these responsible parties can be ordered to perform a clean-up, can be sued for costs associated with private party or public agency clean-up, or can voluntarily settle with the government concerning their liability for clean-up costs.

      A portion of the materials collected by the Company are recycled or converted into materials, such as industrial fuels, which may be used for another purpose. The amount of material that the Company deposits at waste sites is accordingly small in relation to the volume of materials collected by the Company, and the Company is actively engaged in a waste minimization program to reduce this small amount even further. The Company also sends some of the materials it collects to selected third party facilities for further treatment, processing and/or disposal. The Company audits facilities where it desires to ship materials in an attempt to minimize its potential Superfund liability at these sites.

COSTS OF INCREASING REGULATIONS AND HIGHER FEES AND TAXES

      The Company continues to be subject to legislation and regulations adopted by federal, state and local authorities which may impose stricter operating and performance standards and increased taxes, assessments and fees upon emission sources and the generators, transporters and handlers of hazardous and nonhazardous waste. The Company may not be able to pass on the costs associated with such legislation and regulations to its customers through price increases.

               ENVIRONMENTAL LIABILITIES AND CAPITAL EXPENDITURES

      A portion of the Company's capital expenditures are related to compliance with environmental laws and regulations. The Company estimates capital spending of approximately $3.6 million for fiscal year 1999, and $9.5 million in the aggregate for the fiscal years 2000 through 2002 in order to comply with RCRA, the Clean Air Act and other environmental laws and regulations currently in effect.

      In addition to these capital expenditures, the Company may incur costs in connection with closure activities at certain of its sites. When the Company discontinues using or changes the use of a hazardous waste management unit, formal closure procedures must be followed, and such procedures must be approved by federal or state environmental authorities. In some cases, costs are incurred to complete remedial clean-up work at the site. In addition at certain of the Company's other operating sites, remedial clean-up work is required as part of the RCRA Corrective Action Program or other state and federal programs. As shown in the Company's Consolidated Balance Sheet and more fully described in Note 7 of the Notes to Consolidated Financial Statements, incorporated herein by reference, the Company has recorded liabilities of $266.1 million as of August 31, 1998, for remedial cleanup work, Superfund site liability, closure activities and certain other environmental expenses related to its operating and previously closed sites.

      With respect to various operating facilities, the Company is required to provide financial assurance with respect to certain statutorily required closure and post-closure obligations totaling $560 million at August 31, 1998. The Company provides most of the required financial assurance through a combination of performance bonds and insurance policies, as allowed by the applicable regulatory authorities.

                                    EMPLOYEES

      As of August 31, 1998, approximately 11,500 employees provided the Company's hazardous and industrial waste services. As part of the Company's acquisition consolidation efforts, it has identified approximately 700 positions which are scheduled for termination during fiscal 1999. Approximately 8% of the Company's employees were represented by various collective bargaining groups. Management believes that its relations with its employees are good.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

      The following sets forth certain information with respect to the executive officers of the Company:

NAME                     AGE                  POSITION HELD

Kenneth W. Winger        60                   President and Chief
                                              Executive Officer

Michael J. Bragagnolo    52                   Executive Vice President
                                              and Chief Operating Officer

Paul R. Humphreys        39                   Senior Vice President,
                                              Finance and Chief
                                              Financial Officer

Henry H. Taylor          54                   Vice President, General
                                              Counsel and Secretary

     Kenneth W. Winger became President and Chief Executive Officer on May 15, 1997. Mr. Winger served as President and Chief Operating Officer of Laidlaw Environmental Services (US), Inc. ("Old LESI") from July 1995 until May 1997. He served as Executive Vice President for Business Development of Laidlaw Waste Systems, Ltd., a former subsidiary of Laidlaw Inc. ("Laidlaw"), from January 1995 until July 1995. Prior to that, Mr. Winger served as Senior Vice President for Corporate Development with Laidlaw from May 1991.

     Michael J. Bragagnolo became Executive Vice President and Chief Operating Officer on May 15, 1997. He joined Old LESI in January of 1997 as the Executive Vice President after serving as Executive Vice President of U.S. Operations for Laidlaw Waste Systems, Ltd. since 1992.

      Paul R. Humphreys became Senior Vice President, Finance and Chief Financial Officer on May 15, 1997. He joined Old LESI in January 1995 as Vice President of Finance. He previously served as Manager of Finance for Laidlaw for more than five years.

     Henry H. Taylor became Vice President, General Counsel and Secretary on May 15, 1997. He served as Vice President of Legal and Regulatory Affairs and Secretary of Old LESI since September 1995. Mr. Taylor joined Old LESI in May 1990 as Vice President of Legal Affairs.

                   FACTORS AFFECTING FUTURE OPERATING RESULTS

      The provisions of the Private Securities Litigation Reform Act of 1995 (the "Act"), which became law in late 1995, provides companies with a "safe harbor" when making forward-looking statements. This "safe harbor" encourages companies to provide prospective information about their companies without fear of litigation. The Company wishes to take advantage of the "safe harbor" provisions of the Act and is including this section in its Annual Report on Form 10-K in order to do so. Statements that are not historical facts, including statements about management's expectations for fiscal year 1999 and beyond, are forward-looking statements and involve various risks and uncertainties. Factors that could cause the Company's actual results to differ materially from management's projections, forecasts, estimates and expectations include, but are not limited to, the following:

UNCERTAINTIES IN INTEGRATING OPERATIONS AND ACHIEVING COST SAVINGS

      The Company, including its subsidiaries, is a large enterprise with operations in different markets. The success of any business combination, including the Company's recent acquisition of Old Safety-Kleen, is in part dependent on the Company's ability following the acquisition to consolidate operations and integrate departments, systems and procedures and thereby obtain business efficiencies, economies of scale and related cost savings. The consolidation of operations, the integration of departments, systems and procedures and the reallocation of staff present significant management challenges. There can be no assurance that future consolidated results will improve as a result of the Safety-Kleen Acquisition, or as to the timing or extent to which cost savings and efficiencies anticipated by the Company will be achieved. The Company cannot presently quantify the impact of achieving or failing to achieve anticipated synergies on the Company's earnings per share.

ABILITY TO EXERT SIGNIFICANT INFLUENCE

      As of October 23, 1998, Laidlaw beneficially owned 35.8% of the
Company's outstanding Common Stock. Laidlaw also holds a $350 million, 5% Subordinated Convertible Pay-In-Kind Debenture due 2009 of the Company (the "PIK Note"). For the first two years from the issuance of the Senior Credit Facility, interest is automatically paid in Company Common Stock and thereafter principal and interest may be paid in Company Common Stock or cash at the election of the Company. The number of shares of Company Common Stock for each such payment shall be equal to the dollar amount in accrued interest or principal due divided by the average of the daily closing prices of a share of Company Common Stock on the NYSE-Composite Transactions for the ten consecutive trading days selected by the Company commencing not more than 20 days before, and ending not later than, the date such payment is due. Beginning on May 15, 2002, and continuing until the business day prior to the repayment of the PIK Note, the PIK Note is convertible, in whole or in part, at the option of the holder, into shares of Company Common Stock. The conversion will be at a price of $3.75 per share, subject to adjustment under certain circumstances. Assuming that the entire principal amount of the PIK Note is outstanding and the conversion price is $3.75 per share, the PIK Note is convertible into 93,333,333 shares of Company Common Stock. Future sales by Laidlaw of substantial amounts of Company Common Stock in the public market (depending on how and when such sales are made), or the perception that such sales could occur, could adversely affect the market price of the Company Common Stock. Future sales by Laidlaw would increase the public float of Company Common Stock, which increase could have a positive impact on the market for, and market price of, Company Common Stock.

LEVERAGE

      The Company is highly leveraged with substantial debt service obligations. Principal and repayment obligations with respect to the long term debt aggregates $540.7 million over the next five years. Thus the Company is particularly susceptible to adverse changes in its industry, the economy and the financial markets. In addition, the Company's ability to obtain additional debt financing will be limited by restrictive covenants under the terms of its credit agreements and any other debt instruments. Those limits on financing may limit the Company's ability to service its existing debt obligations through additional debt financing if cash flow from operations is insufficient to service such obligations.

ENVIRONMENTAL REGULATION AND LEGAL PROCEEDINGS

      The operations of businesses of the Company are subject to certain federal, state, territorial, provincial and local requirements which regulate health, safety, environment, zoning and land-use. Operating and other permits are generally required for incinerators, landfills, transfer and storage facilities, certain collection vehicles, storage tanks and other facilities owned or operated by the Company, and these permits are subject to revocation, modification and renewal. Although the Company believes its facilities meet federal, state and local requirements in all material respects and have all of the required operating and other permits, it may be necessary to expend considerable time, effort and money to keep existing or acquired facilities in compliance with applicable requirements, including new regulations, and to maintain existing permits and approvals and to obtain the permits and approvals necessary to increase their capacity. Applicable requirements are enforceable by injunctions and fines or penalties, including criminal penalties. These regulations are administered by the EPA and various other federal, state and local environmental and health and safety agencies and authorities, including the Occupational Safety and Health Administration of the United States Department of Labor and by the provincial environmental ministries in Canada.

      CERCLA imposes liability for damages and the cleanup of sites, from which there is a release or threatened release of a hazardous substance into the environment, on generators and transporters as well as current and former owners and operators of such sites. Given the substantial costs involved in a CERCLA cleanup and the difficulty of obtaining insurance for environmental impairment liability, such liability could have a material impact on the Company's business, financial condition and future prospects.

      The Company is required to provide certain financial assurances with respect to certain statutorily required closure and post-closure obligations related to various operating facilities. These financial assurances may take the form of insurance, guarantees, bonds, letters of credit or deposits of cash, to the extent acceptable to the United States, Canadian or other foreign, state, territorial, federal, provincial or local courts, executive offices, legislatures, governmental agencies or ministries, commissions, or administrative, regulatory or self-regulatory authorities or instrumentalities ("Governmental Entities") requiring such assurances. There is no guarantee that the Company will be able to provide the required financial assurances, without increased cost, or at all.

      In addition to the costs of complying with environmental regulations, hazardous waste treatment companies generally will continue to be involved in legal proceedings in the ordinary course of business. Alleged failure by the Company to comply with laws and regulations may lead to the imposition of fines or the denial, revocation or delay of the renewal of permits and licenses by Governmental Entities. In addition, such Governmental Entities as well as surrounding landowners may claim that the Company is liable for environmental damages. Citizens groups have become increasingly active in challenging the grant or renewal of permits and licenses for hazardous waste facilities and responding to such challenges has further increased the costs associated with establishing new facilities or expanding current facilities. A significant judgment against the Company, the loss of a significant permit or license or the imposition of a significant fine could have a material adverse effect on the Company's business, financial condition and future prospects. The Company is currently a party to various legal proceedings, as well as environmental proceedings, which have arisen in the ordinary course of its business.

      Based on its past experience and its knowledge of pending cases, the Company believes it is unlikely that the Company's actual liability on cases now pending (including enforcement actions of the type described above and CERCLA or state superfund cases) will be materially adverse to the Company's financial condition. It should be noted, however, that many environmental laws are written and enforced in a way in which the potential liability can be large, and it is always possible that the Company's actual liability in any particular case or claim will prove to be larger than anticipated and accrued for by the Company. It is also possible that expenses incurred in any particular reporting period for remediation costs or for fines, penalties, or judgments could have a material impact on the Company's results of operations for that period.

COMPETITIVE ENVIRONMENT

      The Company operates in highly competitive environments. In addition, the hazardous waste industry is changing as a result of rapid consolidation. The future success of the Company will be affected by such changes, the nature of which cannot be forecast with certainty. There can be no assurance that such developments will not create additional competitive pressures on the Company's business.

INTERNATIONAL OPERATIONS

      The Company has business operations in the United States, Canada and Western Europe. Certain risks are inherent in international operations, including the risks of differing regulation, currency fluctuations and differing tax treatment. The Company is subject to Canadian, United States and European-based environmental and other regulations. Also, the relative value of United States dollar, Canadian dollar and European currencies could change. The impact of future exchange rate fluctuations on the results of operations cannot be accurately predicted. The Company is subject to United States, European and Canadian tax laws and regulations. The application of United States and foreign tax laws and regulations to Company and to intercompany relationships is subject to audit and review by independent national tax authorities. In addition, business practices or laws in Europe may impose costs, restrictions or requirements on such activities that differ in significant respects from the United States business environment.

CYCLICAL AND SEASONAL NATURE OF BUSINESS

      The hazardous waste business is cyclical to the extent that it is dependent upon a stream of waste from cyclical industries. If those cyclical industries slow significantly, the business that the Company receives from those industries is likely to slow. Also, the Company's business is somewhat seasonal in that generally less waste is received in winter months.

DIVIDENDS

      The Company has not paid cash dividends during the past two fiscal years and does not presently anticipate paying any cash dividends in the future. In addition, the Company's existing credit facility precludes the payment of cash dividends.

ITEM 2. PROPERTIES

      In North America, the Company operates in 45 states, seven Canadian provinces and Puerto Rico. In Western Europe, the Company operates in the United Kingdom, the Republic of Ireland, Belgium, France, Italy, Spain and Germany.

      In North America and Europe, the Company's sales and service representatives operate out of approximately 230 branch facilities. Of these, approximately half are leased and half are owned. A typical branch is approximately 8,000 square feet.

      The Company has 21 service centers across the United States and Canada. Of these, 19 service centers and 12 accumulation centers are owned. These locations serve branches by accumulating shipments of waste from the Industrial Services and Commercial and Institutional Service offerings. As truckload quantities are collected, they are transported from these locations to the treatment and disposal or recycling plants.

      The Company owns 13 solvent recycling plants in the United States, Canada, Puerto Rico, the United Kingdom and Germany. In total, these plants have an annual recycling capacity of 67 million gallons of parts cleaner solvents and 41 million gallons of halogenated, fluorinated and flammable solvents. The total storage capacity of these plants is approximately 9.4 million gallons. In addition, the Company owns 2 fuel blending facilities, located on leased land, and has an exclusive supply arrangement for its waste-derived fuel with a third facility. These three facilities have combined storage capacity of approximately 2 million gallons.

      The Company owns two oil re-refining plants with a combined annual re-refining capacity of 132 million gallons. These plants are located in Breslau, Ontario and East Chicago, Indiana.

      The Company leases 5 distribution facilities and owns 3 distribution facilities in the United States, United Kingdom and Germany, averaging approximately 45,000 square feet.

      The Company operates eight commercial incineration facilities and 11 landfills throughout the United States and Canada, all of which are owned. The Company also operates 17 other treatment and disposal facilities, of which all but 9 are owned.

      The Company operates approximately 2,900 vans or straight trucks, 650 tank and vacuum trucks, 1,000 over the road type trucks and 1,900 trailer units, most of which are owned by the Company. The Company also operates approximately 1,250 leased railroad tanker cars.

      The Company owns a 106,000 square foot plant in New Berlin, Wisconsin where parts cleaner machines are assembled and buffing pads are manufactured.

      The Company owns a 66,000 square foot technical center located in Elk Grove Village, Illinois.

      The Company owns a 285,000 square foot administrative office building located in Elgin, Illinois. The building was the premises for Old
Safety-Kleen's corporate headquarters. The Company intends to sell this property.

      The Company leases its corporate headquarters office space in Columbia, South Carolina.

ITEM 3. LEGAL PROCEEDINGS

                                     GENERAL

      The business of the Company's hazardous and industrial waste services is continuously regulated by federal, state, provincial and local provisions that have been enacted or adopted, regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment. The nature of the Company's businesses results in its frequently becoming a party to judicial or administrative proceedings involving all levels of governmental authorities and other interested parties. The issues that are involved generally relate to applications for permits and licenses by the Company and their conformity with legal requirements and alleged technical violations of existing permits and licenses. The Company does not believe that these issues will be material to the Company's operations or financial condition. At August 31, 1998, subsidiaries of the Company were involved in nine proceedings of the latter type relating primarily to activities at waste treatment, storage and disposal facilities where the Company believes sanctions involved in each instance may exceed $100,000. The Company believes that the ultimate disposition of these issues will not have a materially adverse effect upon the Company's consolidated financial position or results of operations.

      In the United States, CERCLA imposes financial liability on persons who are responsible for the release of hazardous substances into the environment. Present and past owners and operators of sites which release hazardous substances, as well as generators and transporters of the waste material, are jointly and severally liable for remediation costs and environmental damage. At August 31, 1998, the Company had been notified that it was a potentially responsible party in connection with 44 locations in its hazardous waste management and other businesses. The Company continually reviews its status with respect to each location and the extent of its alleged contribution to the volume of waste at the location, the available evidence connecting the Company to that location, and the numbers and financial soundness of other potentially responsible parties at the location. Based upon presently available information, the Company does not believe that potential liabilities arising from its involvement with these locations will be material to the Company's operations or financial condition.

                             VILLE MERCIER FACILITY

      On May 10, 1991, representatives of the Ministry of the Environment of the Province of Quebec conducted a search on property of a subsidiary of the Company in Ville Mercier pursuant to a search warrant issued on the basis of allegations that the subsidiary, prior to its acquisition, had during the years 1973, 1974 and 1975, illegally buried between 500 and 600 barrels of industrial waste in the ground on the site. As a result of that search and the finding of barrels of industrial waste, the subsidiary immediately undertook an investigation and submitted a restoration plan to the Ministry of the Environment and in fact, commenced the restoration activity. On May 24, 1991, the Minister of the Environment issued an order under the provisions of the Environment Quality Act, ordering the subsidiary to collect all the contaminants dumped, emitted, issued or discharged into the environment. This order was issued without notice to the subsidiary at a time when the subsidiary was already carrying out its restoration plan. The subsidiary filed a motion in the Superior Court in the Province of Quebec and the District of Montreal seeking an order to, among other things, cancel and annul the order on the basis, that the burial of the barrels between 1973 and 1975 did not constitute an actual and current discharge, emission or deposit of contaminants into the environment, justifying the 1991 order under the law and that the order did not identify the contaminants that the subsidiary was required to remove, their location, or a time frame in which this should be accomplished. Following implementation of the restoration plan, these proceedings were suspended. Management believes that the restoration plan submitted by the subsidiary as amended after consultation with the Ministry of the Environment has been implemented and that any contamination resulting from the barrels of industrial waste has been remediated.

       Unrelated to the barrels of industrial waste referred to above, in a letter dated June 19, 1992, the Quebec Ministry of the Environment requested the subsidiary to advise the Ministry, within 30 days of receipt of the request, of its intentions concerning the carrying out of certain characterization studies of soil and water and restoration work with respect to certain areas of the Ville Mercier property. In 1968, the Quebec government issued two permits to an unrelated company to dump organic liquids into lagoons on the Ville Mercier property. By 1971, groundwater contamination had been identified. In 1972, the Quebec government provided an alternate water supply to Ville Mercier. In the same year, the permit authorizing the dumping of liquids was terminated and a permit to operate an organic liquids incinerator on the property was granted to an entity which was indirectly acquired by the Company in 1989. In 1973, the Quebec government contracted with the incinerator operator to incinerate the pumpable liquids in the lagoons. In 1980, the incinerator operator removed, solidified and disposed of the non-pumpable material from the lagoons in a secure cell and completed the closure of the lagoons at its own expense. In 1983, the Quebec government constructed and continues to operate, a groundwater pumping and treatment facility near the lagoons. The Company believes that its subsidiary is not the party responsible for the lagoon and groundwater contamination. By letter dated July 17, 1992, the subsidiary responded by first denying any responsibility for the decontamination and restoration of its site and secondly, by proposing that the Quebec Ministry of the Environment and the subsidiary form a working group to find the most appropriate technical solution to the contamination problem. On November 16 and 25, 1992, the Minister of the Environment, pursuant to the provisions of the Environment Quality Act, served the subsidiary with two Notices alleging that the subsidiary was responsible for the presence of contaminants on its property and that of its neighbor and ordering the subsidiary to take all the necessary measures to excavate, eliminate or treat all of the contaminated soils and residues located within the areas defined in the Notices and to recover and treat all of the contaminated waters resulting from the aforementioned measures. The Notices further provided that failing the receipt by the Department of Environment, within ten days of the date of service of the Notices, of an undertaking by the subsidiary to carry out the aforementioned measures, the Minister of the Environment would proceed to do the work and would claim from the subsidiary the direct and indirect costs relating to such work.

      By letter dated November 25, 1992, the subsidiary responded by reiterating its position that it had no responsibility for the contamination associated with the discharges of wastes into the former Mercier Lagoons between 1968 and 1972 and proposing to submit the question of responsibility to the Courts for determination as expeditiously as possible through the cooperation of the parties' respective attorneys. Concurrently, the subsidiary undertook to prepare and submit to the Department of the Environment a technical plan to address the contamination on the site identified in the notices. This plan was developed with the assistance of highly qualified experts from Quebec and elsewhere in North America drawing upon all available information and was submitted to the Minister of the Environment. By letter dated December 7, 1992, the subsidiary submitted to the Minister of the Environment a document entitled "Detailed Scope of Work for the Groundwater Contamination Panel Ville Mercier, Quebec". This proposal by the subsidiary was refused by the Minister of the Environment by letter dated December 22, 1992 on the grounds that it did not meet the terms of the above-mentioned Notices issued against the subsidiary. The Minister published a request for tenders for the preparation of plans and specifications with respect to the excavation and storage of the contaminated soils. The Minister also retained six independent experts to review the subsidiary's technical plan. This panel of experts subsequently submitted to the Minister of the Environment its recommended methodology to address the contamination on the site.

      The Minister of the Environment convened a public hearing which reviewed the report submitted to the Minister by the experts he retained and recommended to the Minister what remedial plan should be instituted to address the contamination on the site.

      The subsidiary filed legal proceedings seeking a court determination of the liability associated with the contamination of the former Mercier lagoons. The subsidiary asserted that it has no responsibility for the contamination on the site. The Minister claimed that the subsidiary is responsible for the contamination and should reimburse the Province of Quebec for costs incurred to the present in the amount of $17.4 million Canadian and should be responsible for future remediation costs.

      Pursuant to the Stock Purchase Agreement (as described in Part I Item 1 of this report), Laidlaw Inc. and Laidlaw Transportation, Inc. agreed to indemnify and hold harmless the Company and its subsidiaries for any damages resulting from the remediation of contaminated soils and water arising from the former lagoon sites and the operation of the incinerator at Mercier, Quebec. The indemnification is only to the extent that the aggregate cash expenditure with respect to such damages exceeds in the aggregate (i) $1 million during such year and (ii) since 1997, an amount equal to the product of $1 million times the number of years that have elapsed since 1997; however, there shall be no indemnification for any cash expenditures incurred more than six years after 1997. The Company believes that the ultimate disposition of these issues will not have a materially adverse effect upon the Company's consolidated financial position or results of operations.

      SAFETY-KLEEN (PINEWOOD), INC. FINANCIAL ASSURANCE.

      A subsidiary of the Company, Safety-Kleen (Pinewood), Inc. ("Pinewood"), owns and operates a hazardous waste landfill near the Town of Pinewood in Sumter County, South Carolina. South Carolina law requires that hazardous waste facilities provide evidence of financial assurance for potential environmental cleanup and restoration in form and amount to be determined by the South Carolina Department of Health and Environmental Control ("DHEC").

      In its order dated May 19, 1994, the Board of DHEC (the "Board") decided that over a ten year period Pinewood must establish a cash funded trust in the amount of $133 million, adjusted for inflation, as financial assurance for potential environmental cleanup and restoration. In August 1994, Pinewood paid approximately $14 million cash into the trust fund as a first installment. The cash funded trust now stands at approximately $18 million. Pinewood appealed to the South Carolina Circuit Court contesting the legality of the Board's determination.

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

      In June 1995, under authority of the new regulations, Pinewood submitted financial assurance for potential environmental cleanup and restoration composed of a combination of the existing State Permitted Sites Fund (this is a state of South Carolina fund created by statute and funded by hazardous waste disposal taxes) in the amount of approximately $8 million and the balance of a total package of $135 million by way of a corporate guaranty by Laidlaw Inc. in the amount of approximately $127 million. Pinewood also left in place the existing cash trust fund in the amount of approximately $16 million. DHEC accepted Pinewood's financial submittal. On September 15, 1995, DHEC issued a declaratory ruling finding the new regulations applicable to financial assurance requirements for Pinewood. A group of parties opposed to the ruling appealed the declaratory ruling to the South Carolina Circuit Court. The opposing parties include Citizens Asking for a Safe Environment, Energy Research Foundation, County of Sumter, Sierra Club, County of Clarendon, The Sumter County Legislative Delegation, the South Carolina Department of Natural Resources and the South Carolina Public Service Authority. In June 1996, Pinewood submitted and DHEC accepted a similar financial assurance package for the state fiscal year ended June 30, 1997. In June 1997, Pinewood submitted a financial assurance package consisting of the State Permitted Sites Fund (approximately $9 million), the cash trust fund in the amount of approximately $17 million and the balance of a total package of approximately $135 million in insurance coverage. This submittal is pending acceptance by DHEC. In June, 1998 Pinewood submitted a new financial assurance package to DHEC consisting of State Permitted Sites Fund (approximately $11 million), the cash trust fund in the amount of approximately $18 million and the balance of a total package of approximately $140 million in insurance coverage. This submittal is also pending acceptance by DHEC.

      Pinewood's appeal of the May 19, 1994 DHEC order and the opposing parties' appeal of the September 15, 1995 DHEC declaratory ruling were consolidated in the South Carolina Circuit Court in the case captioned Laidlaw Environmental Services of South Carolina, Inc. et. al., Petitioners vs. South Carolina Department of Health and Environmental Control and South Carolina Board of Health and Environmental Control, Respondents - Energy Research Foundation, et al., Intervenors, Docket Numbers C/A 94-CP-43-175, 94-CP-43-178, 94-CP-40-1412
and 94-CP-40-1859. A decision was issued by the Circuit Court on August 19, 1997 finding the regulation legally valid and applicable to financial assurance requirements of the Pinewood landfill. Opposing parties have appealed the decision to the South Carolina Court of Appeals. A decision adverse to the Company could result in the reinstatement of the May 19, 1994 DHEC order. The Company believes that the regulations promulgated in June 1995 are legally valid and applicable to financial assurance requirements for the Pinewood landfill. The Company believes that the ultimate disposition of these issues will not have a materially adverse effect upon the Company's consolidated financial position or results of operations.


                                   TAX MATTERS

      Laidlaw's United States subsidiaries petitioned the United States Tax Court (captioned as Laidlaw Transportation, Inc. and Subsidiaries et al v. Commissioner of Internal Revenue, Docket Nos. 9361-94 and 9362-94) with respect to their consolidated federal income tax returns (which until May 15, 1997 included certain of the Company's United States subsidiaries) for the fiscal years ended August 31, 1986, 1987 and 1988. The principal issue involved related to the timing and deductibility for tax purposes of interest attributable to loans owing to related foreign persons. Judge John O. Colvin issued an opinion on June 30, 1998 concluding that advances from Laidlaw's related foreign entity, were equity rather than debt and that interest deductions claimed were disallowed. Based on this opinion, taxes of $46.2 million (plus interest of approximately $88.8 million as of August 31, 1998) would be payable.

      Similar claims have been asserted with respect to Laidlaw's consolidated federal income tax returns for the fiscal years ended August 31, 1989, 1990 and 1991. A petition has been filed with the United States Tax Court with respect to these years (captioned as Laidlaw Transportation, Inc. and Subsidiaries v. Commissioner of Internal Revenue, Docket No. 329-98). The income taxes at issue for these years is approximately $143.5 million (plus interest of approximately $156.7 million as of August 31, 1998).

      In September 1998, Laidlaw's United States subsidiaries received a thirty day letter proposing that the subsidiaries pay additional taxes of approximately $96.0 million (plus interest of approximately $51.2 million as of August 31, 1998) relating to disallowed deductions in federal income tax returns for the fiscal years ended August 31, 1992, 1993 and 1994 based on the same issues.

      Entry of the decision relating to the Tax Court opinion has been deferred to allow Laidlaw and the Commissioner of Internal Revenue to engage in discussions to resolve issues relating to all fiscal years from 1986 through 1994. Should these negotiations be unsuccessful, the Company expects Laidlaw to appeal the opinion of the Tax Court and vigorously contest the claimed deficiencies for subsequent fiscal years. Should Laidlaw's United States subsidiaries ultimately be required to pay all claims on these issues, the cost (including interest as of August 31, 1998) could be approximately
$500 million.

      Pursuant to the Stock Purchase Agreement, Laidlaw and LTI are responsible for any tax liabilities resulting from these matters. The Company believes that the ultimate disposition of these issues will not have a materially adverse effect upon the Company's consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to the Company's security holders during the fourth quarter of fiscal 1998.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The section entitled "Shareholder Information" appearing in the Company's 1998 Annual Report to Stockholders is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

      The section entitled "Financial Highlights and Selected Financial Data" appearing in the Company's 1998 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing in the Company's 1998 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7.A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      The Company has no material information to disclose.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The financial statements and notes thereto set forth in the Company's 1998 Annual Report to Stockholders are incorporated herein by reference, and indexed under Item 14(a)(1). See also the financial statement schedules appearing herein, as indexed under Item 14(a)(2).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The section entitled "Executive Officers of the Registrant" in Part I,
Item 1 of this Annual Report on Form 10-K and the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" and "Proposal 1: Election of Directors" in the Company's definitive proxy statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on November 24, 1998 (the "Proxy Statement"), are incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

      The sections entitled "Compensation of Officers and Directors" and "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The section entitled "Beneficial Ownership" in the Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The section entitled "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a). The following documents are filed as part of this report:

      (1). Financial statements and the notes thereto set forth in the Company's 1998 Annual Report to Stockholders which are incorporated herein by reference:

      Report of Independent Accountants to the Stockholders (page 20).

      Consolidated Statements of Income for the three fiscal years ended August 31, 1998, 1997 and 1996 (page 21).

      Consolidated Balance Sheets as of August 31, 1998 and 1997 (page 22).

      Consolidated Statements of Cash Flows for each of the three fiscal years ended August 31, 1998, 1997 and 1996 (pages 23-24).

      Consolidated Statements of Stockholders' Equity for each of the three fiscal years ended August 31, 1998, 1997 and 1996 (page 24).

      Notes to Consolidated Financial Statements (pages 25-42).

      The Company's 1998 Annual Report to Stockholders is not to be deemed filed as part of this report except for those parts thereof specifically incorporated by reference herein.

      (2). Financial statement schedule required to be filed by Item 8 of this form:

      Schedule II -- Valuation and qualifying accounts.

      Independent accountant's report on financial statement schedule.

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

(4)(b) Indenture dated as of May 29, 1998 between LES, Inc., Registrant, subsidiary guarantors of the Registrant and The Bank of Nova Scotia Trust Company of New York, as trustee filed as Exhibit 4(b) to the Registrant's Form S-4 Registration Statement No. 333-57587 filed June 24, 1998 and incorporated herein by reference.

(4)(c) Rights Agreement dated as of June 14, 1989 between the Company and First Chicago Trust Company as successor to Registrar and Transfer Company, as Rights Agent filed as Exhibit 4(e) to the Registrant's Current Report on Form 8-K filed on June 13, 1995 and incorporated herein by reference.

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

(4)(f) Amended and Restated Credit Agreement among Laidlaw Chem-Waste, Inc., Laidlaw Environmental Services (Canada) Ltd., Toronto Dominion (Texas) Inc., The Toronto-Dominion Bank, TD Securities (USA) Inc., the Bank of Nova Scotia, NationsBank, N.A. and The First National Bank of Chicago and NationsBank, N.A. as Syndication Agent dated as of April 3, 1998, filed as Exhibit 4(q) to the Registrant's Form S-4 Registration Statement No. 333-49929 filed April 10, 1998, and incorporated herein by reference.

(4)(g) Supplement to the Amended and Restated Credit Agreement among Laidlaw Chem-Waste, Inc., Laidlaw Environmental Services (Canada) Ltd., Toronto Dominion (Texas) Inc., The Toronto-Dominion Bank, TD Securities (USA) Inc., the Bank of Nova Scotia, NationsBank, N.A. and The First National Bank of Chicago and NationsBank, N.A. as Syndication Agent dated as of April 3, 1998, filed as
Exhibit 4(e) to a subsidiary of the Registrant's Form S-4 Registration Statement No. 333-57587 filed June 24, 1998 and incorporated herein by reference.

(4)(h) Waiver and First Amendment to the Amended and Restated Credit Agreement dated as of May 15, 1998 among LES, Inc., Laidlaw Environmental Services (Canada) Ltd., the Lenders, Toronto Dominion (Texas), Inc., The Toronto Dominion Bank, TD Securities (USA) Inc., The Bank of Nova Scotia, NationsBank, N.A., The First National Bank of Chicago and Wachovia Bank filed as Exhibit 4(f) to a subsidiary of the Registrant's Form S-4 Registration Statement No. 333-57587 filed June 24, 1998 and incorporated herein by reference.

(4)(i) Commitment to Increase Supplement to the Amended and Restated Credit Agreement dated as of June 3, 1998 among LES, Inc., Laidlaw Environmental Services (Canada) Ltd., the Lenders, Toronto Dominion (Texas), Inc., The Toronto Dominion Bank, TD Securities (USA) Inc., The Bank of Nova Scotia, NationsBank, N.A., The First National Bank of Chicago and Wachovia Bank filed as Exhibit 4(g) to a subsidiary of the Registrant's Form S-4 Registration Statement No. 333-57587 filed June 24, 1998 and incorporated herein by reference.

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

(4)(m) Indenture of Trust dated as of August 1995 between Tooele County, Utah and West One Bank, Utah, now known as U.S. Bank, as Trustee, filed as Exhibit 4(h) to the Registrant's form 10-Q for the Quarter ended May 31, 1997, and incorporated herein by reference.

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

(4)(q) Promissory Note dated May 15, 1997 for $60,000,000 from Laidlaw Environmental Services, Inc. to Westinghouse Electric Corporation, filed as
Exhibit 4(n) to the Registrant's Form 10-Q for the Quarter ended May 31, 1997, and incorporated herein by reference.

(4)(r) Guaranty Agreement dated May 15, 1997 by Laidlaw Inc. to Westinghouse Electric Corporation guaranteeing Promissory Note dated May 15, 1997 (as referenced in Exhibit (4)(o)) from Laidlaw Environmental Services, Inc. to Westinghouse Electric Corporation, filed as Exhibit 4(o) to the Registrant's Form 10-Q for the Quarter ended May 31, 1997, and incorporated herein by reference.

(4)(s) Other instruments defining the rights of holders of debt of the Registrant have been omitted from this exhibit list because the amount of debt authorized under any such instrument does not exceed 10% of the total assets of the Registrant and its subsidiaries. The Registrant agrees to furnish a copy of any such instrument to the Commission upon request.

(10)(a) Agreement and Plan of Merger dated as of March 16, 1998 by and among Registrant, LES Acquisition, Inc., and Safety-Kleen Corp. included as Annex A of Safety-Kleen's Revised Amended Prospectus on Form 14D-9 filed as Exhibit 62 to Safety-Kleen's Amendment No. 28 to Schedule 14-9A on March 17, 1998, and incorporated herein by reference.

(10)(b) Stock Purchase Agreement between Westinghouse Electric Corporation (Seller) and Rollins Environmental Services, Inc. (Buyer) for National Electric, Inc. dated March 7, 1995 filed as Exhibit 2 to the Registrant's Current Report on Form 8-K filed on June 13, 1995 and incorporated herein by reference.

(10)(c) Second Amendment to Stock Purchase Agreement (as referenced in Exhibit
(4)(q) above), dated May 15, 1997 among Westinghouse Electric Corporation, Rollins Environmental Services, Inc. and Laidlaw Inc., filed as Exhibit 4(m) to the Registrant's Form 10-Q for the Quarter ended May 31, 1997, and incorporated herein by reference.

(10)(d) Rollins Environmental Services, Inc. 1982 Incentive Stock Option Plan filed with Amendment No. 1 to the Company's Registration Statement No. 2-84139 on Form S-1 dated June 24, 1983 and incorporated herein by reference.

(10)(e) Rollins Environmental Services, Inc. 1993 Stock Option Plan filed with the Company's Proxy Statement for the Annual Meeting of Shareholders held January 28, 1994 and incorporated herein by reference.

(10)(f) Registrant's 1997 Stock Option Plan, filed as Exhibit 4.4 to the Company's Registration Statement No. 333-41859 on Form S-8 dated December 10, 1997 and incorporated herein by reference.

(10)(g) Registrant's Director's Stock Option Plan, filed as Exhibit 4.5 to the Company's Registration Statement No. 333-41859 on Form S-8 dated December 10, 1997 and incorporated herein by reference.

(10)(h) Stock Purchase Agreement dated February 6, 1997 among the Registrant, Laidlaw Inc., and Laidlaw Transportation, Inc. included as an appendix to the Definitive Proxy Statement on Form DEF 14A filed on May 1, 1997 and incorporated herein by reference.

(10)(i) Management Incentive Plan for fiscal year 1998, filed as Exhibit 10(f) to the Registrant's 10-Q for the quarter ended November 30, 1997, and incorporated herein by reference.

(10)(j) Laidlaw Environmental Services, Inc. U.S. Supplemental Executive Retirement Plan filed as Exhibit 10(g) to the Registrant's 10-Q for the quarter ended November 30, 1997, and incorporated herein by reference.

(10)(k) Form of Change of Control Agreement LES-A1.

(10)(l) Form of Change of Control Agreement LES-B-1.

(10)(m)  Change of Control Agreement LES-C1.

(12)  Statement Re: Computation of Ratios

(13) The Company's 1998 Annual Report to Stockholders, certain portions of which have been incorporated herein.

(21)  Subsidiaries of the Registrant.

(23)  Consent of Independent Accountants.

(27)  Financial Data Schedule.


(b)   Reports on Form 8-K.

The Company filed a Current Report on Form 8-K on June 25, 1998, which contained
Item 5 related to the Company doing business as Safety-Kleen Corp. and changing its ticker symbol.

The Company filed a Current Report on Form 8-K on July 9, 1998, which contained
Item 5 related to information about how the Company would present financial results in public disclosure documents.

                        SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATE:                  LAIDLAW ENVIRONMENTAL SERVICES, INC.
October 28, 1998       ------------------------------------
                                  (Registrant)

                       /s/ K. W. Winger
                       ----------------------------
                       Kenneth W. Winger
                       President and Chief Executive Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                  Title                    Date

/S/ J. R. BULLOCK          Chairman of the          October 6, 1998
-------------------        Board and Director
James R. Bullock

/S/ KENNETH W. WINGER      President, Chief         October 6, 1998
---------------------      Executive Officer and
Kenneth W. Winger          Director

/S/ PAUL R. HUMPHREYS      Senior Vice President,   October 6, 1998
---------------------      Finance and Chief
Paul R. Humphreys          Financial Officer

/S/ J. R. GRAINGER         Director                 October 6, 1998
------------------
John R. Grainger

/S/ L. W. HAWORTH          Director                 October 6, 1998
-----------------
Leslie W. Haworth

/S/ JOHN W. ROLLINS, SR.   Director                 October 6, 1998
------------------------
John W. Rollins, Sr.

/S/ JOHN W. ROLLINS, JR.   Director                 October 6, 1998
-----------------------
John W. Rollins, Jr.

/S/ DAVID E. THOMAS, JR.   Director                 October 6, 1998
------------------------
David E. Thomas, Jr.

/S/ HENRY B. TIPPIE        Director                 October 6, 1998
-------------------
Henry B. Tippie

/S/ JAMES L. WAREHAM       Director                 October 6, 1998
--------------------
James L. Wareham

/S/ GROVER C. WRENN        Director                 October 6, 1998
-------------------
Grover C. Wrenn