Form 10-Q
period 1998-11-30
LAIDLAW ENVIRONMENTAL SERVICES INC
filed 1999-01-15
CIK 701856

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934


                For the Quarterly Period Ended November 30, 1998


                         Commission File Number 1-8368


                               SAFETY-KLEEN CORP.
             (Exact name of registrant as specified in its charter)


           Delaware                                            51-0228924
-------------------------------                            -----------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                            Identification No.)


1301 Gervais Street Columbia, Suite 300, South Carolina                 29201
-------------------------------------------------------               ----------
      (Address of principal executive offices)                        (Zip Code)

       (803) 933-4200 (Registrant's telephone number, including area code)
       --------------
                      LAIDLAW ENVIRONMENTAL SERVICES, INC.
                      ------------------------------------
   (Former name, address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes    X     No
                               -------      -------

     The number of shares of the issuer's common stock outstanding as of January 11, 1999 was 88,387,466.

                               SAFETY-KLEEN CORP.


                                      INDEX


PART 1    FINANCIAL INFORMATION

Item 1    Financial Statements

          Consolidated Statements of Income for the Three Month Periods Ended
              November 30, 1998 and 1997 ............................................................ 3

         Consolidated Statements of Comprehensive Income for the Three Months Ended
              November 30, 1998 and 1997 ............................................................ 3

          Consolidated Balance Sheets as of November 30, 1998 and August 31, 1998 ..................  4

          Consolidated Statements of Cash Flows for the Three Month Periods Ended
              November 30, 1998 and 1997 ............................................................ 5

          Notes to Unaudited Consolidated Financial Statements ...................................... 6

Item 2    Management's Discussion and Analysis of Financial Condition and Results of Operations ..... 13


PART II
Item 1   Legal Proceedings .......................................................................... 17

Item 2   Changes In Securities and Use Of Proceeds .................................................. 19

Item 4   Submission of Matters to a Vote of Security Holders ........................................ 19

Item 6   Exhibits and Reports on Form 8-K ........................................................... 20


Signatures .......................................................................................... 24



                               SAFETY-KLEEN CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
                   ($ in Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                                       Three Months Ended
                                                          November 30,
                                                       -------------------

                                                         1998      1997
                                                         ----      ----
Revenues ............................................  $467,019   $211,552
                                                       --------   --------

Expenses:
    Operating .......................................   305,048    145,325
    Depreciation and amortization ...................    37,295     13,895
    Selling, general and administrative .............    34,500     20,401
                                                       --------   --------
         Total expenses .............................   376,843    179,621
                                                       --------   --------
Operating income ....................................    90,176     31,931
Interest expense, net ...............................    43,084     14,560
                                                        -------    -------
Income before income tax expense ....................    47,092     17,371
Income tax expense ..................................    19,320      7,227
                                                       --------   --------
    Net income ......................................  $ 27,772   $ 10,144
                                                       ========   ========
Basic income per share:
     Net income .....................................  $   0.32   $   0.22
     Weighted average common stock outstanding (000s)  ========   ========
                                                         87,844     45,193
                                                       ========   ========
Diluted income per share ............................  $   0.27   $   0.19
                                                       ========   ========
   Weighted average common stock outstanding
    and assumed conversions (000s) ..................   111,242     68,661
                                                       ========   ========

See Accompanying Notes to Unaudited Consolidated Financial Statements


                                              SAFETY-KLEEN CORP.
                                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                               ($ in Thousands)
                                                  (Unaudited)

                                                                              Three Months Ended
                                                                                  November 30,
                                                                            --------------------------
                                                                               1998             1997
                                                                               ----             ----
Net income                                                                   $27,772          $10,144
Other comprehensive income, net of tax:
  Unrealized foreign currency translation adjustments                          1,492           (2,377)
  Unrealized gain on securities available for sale, net of tax of $1,472         --             2,209
                                                                             -------           ------
Other comprehensive income                                                     1,492             (168)
                                                                             -------           ------
Comprehensive income                                                         $29,264           $9,976
                                                                             =======           ======

      See Accompanying Notes to Unaudited Consolidated Financial Statements

4

                               SAFETY-KLEEN CORP.
                           CONSOLIDATED BALANCE SHEETS

                                                                      November 30, 1998
                                                                          (unaudited)   August 31, 1998
                                                                      ----------------- ---------------

($ in Thousands)
ASSETS
   Current assets
   Cash and cash equivalents ...........................................  $    4,581      $   16,333
   Trade and other accounts receivable .................................     374,291         320,048
   Inventories..........................................................      52,505          53,759
   Deferred income taxes ................. .............................      69,739          69,426
   Income taxes recoverable ............................................        --            37,495
   Other current assets ................................................      57,496          53,750
                                                                          ----------         -------
    Total current assets ...............................................     558,612         550,811
Long-term investments ..................................................      36,326          35,926
Property, plant and equipment, net .....................................   2,842,704       2,850,502
Goodwill ...............................................................   1,019,003       1,023,154
Other assets ...........................................................      16,921          16,979
                                                                          ----------      ----------
   Total assets ........................................................  $4,473,566      $4,477,372
                                                                          ==========      ==========
LIABILITIES
Current liabilities
   Accounts payable ....................................................  $  125,282      $  128,560
   Accrued liabilities .................................................     232,634         219,352
   Current portion of long-term debt ...................................      77,316          77,004
                                                                          ----------      ----------
    Total current liabilities ..........................................     435,232         424,916
Environmental and other long-term liabilities ..........................     240,267         259,459
Long-term debt .........................................................   1,810,025       1,853,164
Subordinated convertible debenture .....................................     350,000         350,000
Deferred income taxes ..................................................     585,322         575,127
                                                                          ----------      ----------
   Total liabilities ...................................................   3,420,846       3,462,666
                                                                          ----------      ----------

Commitments and contingencies ..........................................        --              --

STOCKHOLDERS' EQUITY
Common stock, par value $1.00 per share; authorized 250,000,000;
   issued and outstanding 88,381,452 - November 30, 1998;
   87,746,243 - August 31, 1998 ........................................      88,381          87,746
Additional paid-in capital .............................................   1,190,662       1,182,547
Accumulated other comprehensive income .................................     (17,336)        (18,828)
Accumulated deficit ....................................................    (208,987)       (236,759)
                                                                          ----------      ----------
  Total stockholders' equity ..........................................    1,052,720       1,014,706
                                                                          ----------      ----------
  Total liabilities and stockholders' equity ...........................  $4,473,566      $4,477,372
                                                                          ==========      ==========

      See Accompanying Notes to Unaudited Consolidated Financial Statements




                               SAFETY-KLEEN CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ in Thousands)
                                   (Unaudited)

                                                                               Three Months Ended
                                                                                  November 30,
                                                                             -----------------------
                                                                               1998          1997
                                                                               ----          ----
Cash flows from operating activities:
   Net income .............................................................   $27,772       $10,144
   Adjustments to reconcile net income to net cash provided by operations:
     Depreciation and amortization ........................................    37,295        13,895
     Deferred income taxes ................................................    11,060         4,208
     Decrease in working capital ..........................................    10,358         5,602
     Decrease in liabilities assumed upon acquisition .....................   (30,282)       (8,750)
                                                                              --------      -------
Net cash used in operating activities .....................................    56,203        25,099
                                                                              --------      -------

Cash flows from investing activities:
   Cash expended on acquisition of business ...............................    (4,058)          --
   Purchase of property, plant and equipment ..............................   (14,424)       (8,490)
   Proceeds from sales of property, plant and equipment ...................     1,090         1,875
   Net increase in long-term investments ..................................       (53)      (12,811)
   Change in other, net ...................................................       --         (4,998)
                                                                              -------       -------
Net cash used in investing activities .....................................   (17,445)      (24,424)
                                                                              -------       -------

Cash flows from financing activities:
   Issuance of common stock on exercise of stock options ..................       --            528
   Repayment of long-term debt ............................................    45,307)       (2,520)
                                                                              --------      -------
Net cash used in financing activities .....................................   (45,307)       (1,992)
                                                                              --------      -------

Effect of exchange rate changes on cash  ..................................    (5,203)          --
                                                                              -------       -------

Net decrease in cash and cash equivalents .................................   (11,752)       (1,317)
Cash and cash equivalents at:
   Beginning of period ....................................................    16,333        11,160
                                                                               -------      -------
   End of period ..........................................................   $ 4,581        $9,843
                                                                              =======       =======

NONCASH INVESTING AND FINANCING ACTIVITIES:
   Issuance of common stock to satisfy interest payment due on
        subordinated convertible debenture ................................    $8,750        $8,750
    Net unrealized gain on securities available for sale ..................    $  --         $2,209


      See Accompanying Notes to Unaudited Consolidated Financial Statements


                               SAFETY-KLEEN CORP.
              Notes to Unaudited Consolidated Financial Statements
                  For the Three Months Ended November 30, 1998



NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, do not include all of the disclosures required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the interim period results have been included; all such adjustments are of a normal recurring nature. Operating results for the three month period ended November 30, 1998 are not necessarily indicative of the results that may be expected for the full fiscal year ending August 31, 1999. These statements should be read in conjunction with the consolidated financial statements, including the accounting policies, and notes thereto included in the Registrant's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on October 29, 1998. Certain amounts as of August 31, 1998 have been reclassified to conform to the current period's presentations.

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 130, "Reporting Comprehensive Income" ("SFAS 130"). This standard was adopted by the Company for the fiscal year beginning September 1, 1998. SFAS 130 establishes standards for reporting and displaying comprehensive income and its components. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources and includes all changes in equity during a period except those resulting from investments by and distributions to owners. All prior periods presented have been restated.

NOTE 2 - SHAREHOLDER MATTERS

At the annual meeting of shareholders held on November 24, 1998, shareholders approved the change in the Company's name from Laidlaw Environmental Services, Inc. to Safety-Kleen Corp.

In addition, the shareholders also approved a one-for-four reverse stock split which became effective at the close of business on November 30, 1998. For each four shares of Safety-Kleen common stock, one share of new Safety-Kleen common stock will be issued. In connection with the reverse stock split, the number of common shares available for issuance was reduced from 750 million to 250 million. As a result prior period shares issued and outstanding, weighted average common stock outstanding and basic and diluted income per share have been restated to reflect the reverse split.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

Legal Proceedings:

TAX MATTERS. Laidlaw Inc.'s United States subsidiaries petitioned the United States Tax Court (captioned as Laidlaw Transportation, Inc. and Subsidiaries et. al v. Commissioner of Internal Revenue, Docket Nos. 9361-94 and 9362-94) with respect to their consolidated federal income tax returns (which until May 15, 1997 included certain of the Company's United States subsidiaries) for the fiscal years ended August 31, 1986, 1987 and 1988. The principal issue involved related to the timing and deductibility for tax purposes of interest attributable to loans owing to related foreign persons. Judge John O. Colvin issued an opinion on June 30, 1998 concluding that advances from Laidlaw Inc.'s related foreign entity, were equity rather than debt and that interest deductions claimed were disallowed. Based on this opinion, taxes of $46.2 million (plus interest of approximately $92.2 million as of November 30, 1998) would be payable.

Similar claims have been asserted with respect to Laidlaw Inc.'s consolidated federal income tax returns for the fiscal years ended August 31, 1989, 1990 and 1991. A petition has been filed with the United States Tax Court with respect to these years (captioned as Laidlaw Transportation, Inc. and Subsidiaries v. Commissioner of Internal Revenue, Docket No. 329-98). The income taxes at issue for these years is approximately $143.4 million (plus interest of approximately $164.3 million as of November 30, 1998).

In September 1998, Laidlaw Inc.'s United States subsidiaries received a thirty day letter proposing that the subsidiaries pay additional taxes of approximately $96.0 million (plus interest of approximately $54.5 million as of November 30, 1998) relating to disallowed deductions in federal income tax returns for the fiscal years ended August 31, 1992, 1993 and 1994 based on the same issues.

Entry of the decision relating to the Tax Court opinion has been deferred to allow Laidlaw Inc. and the Commissioner of Internal Revenue to engage in discussions to resolve issues relating to all fiscal years from 1986 through 1994. Should these negotiations be unsuccessful, the Company expects Laidlaw to appeal the opinion of the Tax Court and vigorously contest the claimed deficiencies for subsequent fiscal years. Should Laidlaw Inc.'s United States subsidiaries ultimately be required to pay all claims on these issues, the cost (including interest as of November 30, 1998) could be approximately $500 million.

Pursuant  to the Stock  Purchase  Agreement  dated  February  6, 1997  among the
Company, Laidlaw Inc. ("Laidlaw") and Laidlaw Transportation, Inc., ("LTI") Laidlaw and LTI are responsible for any tax liabilities resulting from these matters. The Company believes that the ultimate disposition of these issues will not have a materially adverse effect upon the Company's consolidated financial position or results of operations.

NOTE 4 - SUBSEQUENT EVENT

On December 23, 1998, the Company announced the recapitalization of its European operations resulting in the sale of 56% of the Company's equity interest in those operations. As a result of the recapitalization the Company received proceeds totaling $154.0 million which was used to pay down borrowings under the revolver tranche of the Senior Credit Facility. The transaction resulted in no gain or loss.

On a proforma basis, the Company's long term debt at November, 30, 1998 of $1,810 million will be reduced to $1,663 million. As a result the proforma long term debt to equity ratio will be reduced from 1.79 to 1.65.

NOTE 5 - STOCKHOLDERS' EQUITY

Changes in the components of stockholders' equity, restated for the effect of the one-for-four reverse stock split, since September 1, 1998 are as follows ($ in thousands):



                                                        Cumulative
                                                         Foreign
                                          Additional     Currency                       Total
                               Common      Paid-in      Translation    Accumulated   Stockholders'
                               Stock       Capital       Adjustment      Deficit        Equity
                               ------     ----------    -----------    -----------   -------------

Balance at September 1, 1998   $87,746    $1,182,547     $(18,828)     $ (236,759)    $1,014,706
Net income for period              --            --           --           27,772         27,772
Issuance of shares (Note A)        635         8,115          --              --           8,750
Cumulative foreign
  currency translation
  adjustment                       --            --         1,492             --           1,492
                               -------    ----------     --------      ----------     ----------
Balance at November 30, 1998   $88,381    $1,190,662     $(17,336)       (208,987)    $1,052,720
                               =======    ==========     ========      ==========     ==========

     Note A: To satisfy interest payments due on November 15, 1998 subordinated convertible debenture.

NOTE 6 - SUMMARIZED FINANCIAL INFORMATION

The Senior Subordinated Notes (the "Notes") issued by Safety-Kleen Services, Inc., a consolidated subsidiary of the Company, are jointly and severally guaranteed by Safety-Kleen Corp. and all wholly-owned domestic subsidiaries of the Company on a full and unconditional basis. The Notes contain certain covenants which, among other things, restrict the payment of dividends from Safety-Kleen Services, Inc. and its subsidiary guarantors to Safety-Kleen Corp. Summarized financial information for each of Safety-Kleen Corp., Safety-Kleen Services, Inc., the subsidiary guarantors, and the subsidiary non-guarantors on a consolidating basis are presented below. Separate financial statements and other disclosures concerning the subsidiary guarantors are not included because management believes that they are not material to investors.

                      Consolidating Condensed Balance Sheet
                                November 30, 1998
                                   (unaudited)

                                                                                                        Consolidating
                                              Safety-Kleen  Safety-Kleen   Subsidiary     Subsidiary     Eliminating    Consolidated
($ in Thousands)                                 Corp.      Services, Inc. Guarantors   Non-Guarantors     Entries          Total
                                              ------------  --------------  ----------  --------------  -------------   ------------

ASSETS
Current assets ..............................  $             $             $  394,604    $   164,008    $       --     $  558,612
Property, plant and equipment, net ..........        --             --      2,436,362        406,342            --      2,842,704
Investment in Subsidiaries ..................   1,530,759    2,778,882      1,322,154            109     (5,631,904)          --
Goodwill ....................................         --            --        940,362         78,641            --      1,019,003
Other non-current assets ....................         --            --         52,467            780            --         53,247
                                               ----------    ----------    ----------     ----------    -----------    ----------
Total assets ................................  $1,530,759    $2,778,882    $5,145,949    $   649,880    $(5,631,904)   $4,473,566
                                               ==========    ==========    ==========     ==========    ===========    ==========

LIABILITIES
Current liabilities .........................  $    2,839    $   90,029    $  207,772    $   134,592    $       --     $  435,232
Non-current liabilities .....................         --             --       721,944        103,645            --        825,589
Long-term debt ..............................     125,200     1,620,755        14,972         49,098            --      1,810,025
Subordinated convertible debenture ..........     350,000           --            --             --             --        350,000
                                               ----------    ----------    ----------      ---------    -----------    ----------

Total liabilities ...........................     478,039     1,710,784       944,688        287,335            --      3,420,846

STOCKHOLDERS' EQUITY ........................   1,052,720     1,068,098     4,201,261        362,545     (5,631,904)    1,052,720
                                               ----------    ----------    ----------     ----------    -----------    ----------
Total liabilities and stockholder's equity ..  $1,530,759    $2,778,882    $5,145,949    $   649,880    $(5,631,904)   $4,473,566
                                               ==========    ==========    ==========     ==========    ===========    ==========




                   Consolidating Condensed Statement of Income
                      Three Months Ended November 30, 1998
                                   (unaudited)

                                                                             Consolidating
                                                Safety-Kleen   Safety-Kleen   Subsidiary      Subsidiary   Eliminating  Consolidated
($ in Thousands)                                    Corp.     Services, Inc.  Guarantors    Non-Guarantor    Entries       Total

Total revenues ................................   $     --      $    --        $ 354,362      $ 123,171     $ (10,514)   $ 467,019
Operating expenses ............................         --           --          300,382         86,975       (10,514)     376,843
                                                  ---------     --------       ---------      ---------     ---------    ---------
Operating income ..............................        --           --            53,980         36,196          --         90,176
Interest expense (income) , net ...............       6,412       36,591          (7,400)         7,481          --         43,084
Undistributed earnings (losses) of subsidiaries      31,299       51,424             --             --        (82,723)         --
                                                  ---------     --------       ---------      ---------     ---------    ---------
Income (loss) from income tax .................      24,887       14,833          61,380         28,715       (82,723)      47,092
expense
Income tax expense (benefit) ..................      (2,885)     (16,466)         34,995          3,676           --        19,320
                                                  ---------     --------       ---------      ---------     ---------    ---------
 Income tax ...................................   $  27,772     $ 31,299       $  26,385      $  25,039     $ (82,723)   $  27,772
                                                  =========     ========       =========      =========     =========    =========


                              Consolidating Condensed Statement of Cash Flows
                                     Three Months Ended November 30, 1998
                                                  (unaudited)

                                                                                                   Consolidating
                                          Safety-Kleen  Safety-Kleen    Subsidiary   Subsidiary     Eliminating  Consolidated
($ in Thousands)                             Corp.      Services, Inc.  Guarantors  Non-Guarantors     Entries       Total
                                             -----      -------------   ----------  --------------     -------       -----

Net cash provided by (used in) operating
  activities                                  $(3,527)    $(18,185)      $107,126      $(29,211)           $-      $56,203
                                              --------    ---------      --------      ---------            -      -------
Cash flow from investing activities:
Cash acquired on acquisition of business             -            -       (4,058)              -            -      (4,058)
Purchase of plant, property and equipment            -            -      (10,300)        (4,124)            -     (14,424)
Proceeds from sale of property, plant
  and equipment                                      -            -          693            397             -        1,090
Net increase in long-term investments                -            -          (53)              -            -         (53)
Net cash provided by (used in) investing
  activities                                         -            -      (13,718)        (3,727)            -     (17,445)
                                                 -----      -------     --------        -------             -     --------
Cash flow from financing activities:
Repayment of long-term debt                          -     (44,611)         (696)              -            -     (45,307)
Intercompany payable (receivable)                3,527       62,796      (96,624)        30,301             -            -
                                                 -----       ------      --------        ------             -            -
Net cash provided by (used in) financing
  activities                                     3,527       18,185      (97,320)        30,301             -     (45,307)
                                                 -----       ------      --------         ------            -     --------
Effect of exchange rates changes on cash             -            -            -         (5,203)            -      (5,203)
                                                 -----       ------      -------        -------             -      -------
Net decrease in cash and cash equivalents            -            -       (3,912)        (7,840)            -     (11,752)
Cash and cash equivalents at:
  Beginning of period                                -            -        4,343         11,990             -      16,333
                                                 -----       ------     --------         ------             -       ------
  End of period                                  $   -       $    -     $    431        $ 4,150            $-     $ 4,581
                                                 =====       ======     ========        =======            ==     =======




                      Consolidating Condensed Balance Sheet
                                 August 31, 1998
                                   (unaudited)

                                                                                                       Consolidating
                                            Safety-Kleen  Safety-Kleen     Subsidiary    Subsidiary     Eliminating    Consolidated
($ in Thousands)                               Corp.      Services, Inc.   Guarantors  Non-Guarantors     Entries         Total
                                            ------------  --------------   ----------  --------------  -------------   -------------

ASSETS
Current assets ............................. $      --     $   --         $   439,751   $   111,060     $       --      $  550,811
Property, plant and equipment, net .........        --             --       2,454,211       396,331             --       2,850,502
Investment in Subsidiaries .................  1,496,759     2,776,635       1,322,059           166      (5,595,659)           --
Goodwill ...................................        --            --          951,655        71,499             --       1,023,154
Other non-current assets ...................        --            --           52,134           771             --          52,905
                                             ----------    ----------      ----------   -----------     -----------     ----------
Total assets ............................... $1,496,759    $2,776,635     $ 5,219,810   $   579,827     $(5,595,659)    $4,477,372
                                             ==========    ==========     ===========   ===========     ===========     ==========
LIABILITIES
Current liabilities ........................ $    6,853    $   88,089     $   246,359   $    83,617     $        (2)    $  424,916
Non-current liabilities ....................        --             --         722,622       111,964             --         834,586
Long-term debt .............................    125,200     1,661,989          16,334        49,641             --       1,853,164
Subordinated convertible debenture .........    350,000           --              --            --              --         350,000
                                             ----------    ----------     -----------   -----------     -----------     ----------
Total liabilities ..........................    482,053     1,750,078         985,315       245,222              (2)     3,462,666

STOCKHOLDERS' EQUITY .......................  1,014,706     1,026,557       4,234,495       334,605      (5,595,659)     1,014,706
                                             ----------    ----------      ----------   -----------      -----------    ----------
Total liabilities and stockholders equity .. $1,496,759    $2,776,635     $ 5,219,810   $   579,827     $(5,595,659)    $4,477,372
                                             ==========    ==========     ===========   ===========     ===========     ==========


                   Consolidating Condensed Statement of Income
                      Three Months Ended November 30, 1997
                                   (unaudited)

                                                                                          Consolidating
                                                Safety-Kleen  Safety-Kleen    Subsidiary   Subsidiary      Eliminating  Consolidated
($ in Thousands)                                   Corp.      Services, Inc.  Guarantors  Non-Guarantor     Entries        Total
                                                ------------  --------------  ----------  --------------  -------------  -----------

Total revenues ................................. $     --       $     --      $ 165,601     $  45,951        $    --     $ 211,552
Operating expenses .............................       --             --        144,889        34,732             --       179,621
                                                 ---------      ---------     ---------     ---------        --------    ---------
Operating income ...............................       --             --         20,712        11,219             --        31,931
Interest expense, net ..........................     6,370          6,597          (698)        2,291             --        14,560
Undistributed earnings (losses) of subsidiaries     13,647         17,275           --            --          (30,922)         --
                                                 ---------      ---------     ---------     ---------        --------    ---------
Income (loss) from income tax expense ..........     7,277         10,678        21,410         8,928         (30,922)      17,371
Income tax expense (benefit) ...................    (2,867)        (2,969)        9,808         3,255             --         7,227
                                                 ---------      ---------     ---------     ---------        --------    ---------
Net income ..................................... $  10,144      $  13,647     $  11,602     $   5,673        $(30,922)   $  10,144
                                                 =========      =========     =========     =========        ========    =========


                                Consolidating Condensed Statement of Cash Flows
                                     Three Months Ended November 30, 1997
                                                  (unaudited)

                                                                                                    Consolidating
                                          Safety-Kleen  Safety-Kleen    Subsidiary   Subsidiary      Eliminating   Consolidated
($ in Thousands)                             Corp.      Services,Inc.   Guarantors   Non-Guarantors    Entries        Total
                                             -----      -------------  ---------- --------------       -------        -----
Net cash provided by (used in) operating
  activities                                  $(3,503)     $(2,011)      $15,954        $14,659           $-        $25,099
                                              --------     --------      -------        -------           ---       -------
Cash flow from investing activities:
Cash expended on acquisition of business             -            -          -              -              -              -
Purchase of plant, property and equipment            -            -       (4,846)        (3,644)           -         (8,490)
Net increase in long-term investments                -            -      (12,811)                          -        (12,811)
Other, net                                           -            -       (3,126)             3            -         (3,123)
                                              --------    ---------      -------        -------           ---       -------
Net cash used in investing
  activities                                         -            -      (20,783)        (3,641)           -        (24,424)
                                              --------    ---------     --------        -------           ---      --------
Cash flow from financing activities:
Exercise of stock options                          528            -          -                -            -            528
Repayment of long-term debt                          -      (1,650)        (870)              -            -         (2,520)
Intercompany payable (receivable)                2,975        3,661       24,072        (30,678)           -              -
                                                 -----      -------       ------       --------            -         ------
Net cash provided by (used in) financing
  activities                                     3,503        2,011       23,202        (30,678)           -         (1,992)
                                                 -----      -------       ------       --------            -        -------
Effect of exchange rates changes on cash             -            -          -           (5,203)           -              -
                                                ------      -------       ------       --------           ---       -------
Net increase (decrease) in cash and cash
   equivalents                                                            18,373        (24,863)           -         (1,317)
Cash and cash equivalents at:
  Beginning of period                                -            -        4,343         11,990            -         11,160
                                               -------      -------      -------        ------            --         ------
  End of period                                $     -       $    -      $22,716       $(12,873)          $-         $9,873
                                               =======      =======      =======       =========          ===        ======


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and related notes thereto included elsewhere herein.

     Results associated with the April 1, 1998 acquisition of Safety-Kleen Corp. ("Old Safety-Kleen") have been included in the Company's consolidated results as of the date of the acquisition.

     The following discussion and analysis includes statements that are considered forward-looking based on the Company's expectations and, as such, these statements are subject to uncertainty and risk. See "Factors That May Affect Future Results" below.

RESULTS OF OPERATIONS:

Three Months Ended November 30, 1998 compared with Three Months Ended November 30, 1997

Operating results are as follows ($ in millions):

                                             Three Months Ended November 30,
                                                  1998              1997

Revenues .................................  $467.0    100.0%   $211.6   100.0%
Operating expense ........................   305.0     65.3%    145.4    68.7%
Depreciation and amortization ............    37.3      8.0%     13.9     6.6%
Selling, general and administrative ......    34.5      7.4%     20.4     9.6%
                                            ------    ------   ------   -----
Operating income .........................  $ 90.2     19.3%   $ 31.9    15.1%
                                            ======    ======   ======    =====

Revenues

Components of revenue ($ in millions):           Three Months Ended November 30,
                                                 -------------------------------
                                                        1998            1997
                                                  ------------------------------
Collection and Recovery Services
    Industrial Services ........................  $206.2     44%   118.4     56%
    Commercial and Institutional Services ......   134.7     29%     0.0      0%
                                                  ------    ---    -----    ----
Total Collection and Recovery Services .........   340.9     73%   118.4     56%

Treatment and Disposal Services ................    94.4     20%    93.2     44%

European Operations ............................    31.7      7%     0.0      0%
                                                            ----   -----    ----

     Total revenue .............................  $467.0    100%   211.6    100%
                                                  ======    ====   =====    ====

     Revenues increased $255.4 million, or 121%, during the three months ended November 30, 1998 compared to the three months ended November 30, 1997. Revenue from collection and recovery services to industrial customers increased $87.8 million, or 74%, while the addition of collection and recovery services to commercial and institutional customers generated an additional $134.7 million. Increased revenue from collection and recovery services reflects the inclusion of the acquired Old Safety-Kleen business. Revenue from treatment and disposal services increased $1.2 million, or 1%, primarily due to an increased revenues related to the Company's harbor dredging, treatment and disposal activities. Within the treatment and disposal component, revenues attributable to landfill disposal were negatively effected due to the sale of an industrial and municipal solid waste landfill on December 18, 1997. The acquired European operations of

Safety-Kleen provided an additional $31.7 million in revenue. The European operations component derives its revenue from collection and recovery services activities.

   The Company eliminates inter-company revenues in presenting consolidated financial results. The majority of such eliminations occur at the Company's disposal facilities which receive waste streams from the Company's collection and recovery services network.

     Management's estimate of the components of the changes in the Company's consolidated revenue is as follows:

                                                 Percentage Increase (Decrease)
                                                 Three Months Ended November 30,
                                                 -------------------------------
                                                 1998 over 1997   1997 over 1996
                                                 --------------   --------------
Expansion of customer base by acquisition            122.4%           23.5%
Other, primarily through volume and price changes      3.7%            4.5%
Divestitures and closures                             (3.6%)          (4.9%)
Foreign exchange rate changes                         (1.8%)          (0.5%)
                                                      ----            ------
     Total                                           120.7%           22.6%
                                                     ======           ======

     The comparative increase in revenue for the three months ended November 30, 1998 was primarily due to the inclusion of the acquired operations of Old Safety-Kleen. Current revenues from existing operations grew as a result of increased revenue from the Company's harbor related dredging, treatment and placement operations. Prior year revenues included contributions from an industrial and municipal solid waste landfill which was divested on December 18, 1997. A reduction in revenues due to foreign exchange rate changes resulted from a relative decline in the Canadian dollar translation rate.

Operating Expenses

     Operating expenses increased $159.6 million, or 110%, during the three months ended November 30, 1998, compared to the three months ended November 30, 1997. The increase was primarily attributable to additional business obtained as part of the acquisition of Old Safety-Kleen. As a percentage of revenue, operating expense decreased to 65.3% from 68.7% in the prior year, primarily due to the increased utilization of existing facilities and acquisition related cost reduction measures.

Depreciation and Amortization Expense

     Depreciation and amortization expense increased $23.4 million, or 168%, during the three months ended November 30, 1998, compared to the prior year. The increase related to the acquired operations of Old Safety-Kleen. As a percentage or revenue, depreciation and amortization expense was 8.0%, compared to 6.6% in the prior year. The increase as a percentage of revenue is primarily attributable to the amortization of the excess purchase price relating to the acquisition of Old Safety-Kleen.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses increased $14.1 million, or 69% during the three months ended November 30, 1998, versus the prior year. As a percentage of revenue, selling, general and administrative expenses decreased to 7.4% from 9.6% in the prior year due to cost reduction measures and economies of scale gained through the acquisition of Old Safety-Kleen.

Interest Expense

     Interest expense increased $29.3 million, or 200%, during the three months ended November 30, 1998, over the prior year as a result of the additional long term debt incurred to finance the acquisition of Old Safety-Kleen.

Income Tax Expense

     Income tax expense increased $12.1 million, or 67%, during the three months ended November 30, 1998, over the prior year due to an increase in taxable income attributable to the acquisition of Old Safety-Kleen. The average rate of 41.1% was consistent with the 41.6% recorded in the prior year.

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

     Important factors that could cause actual results to differ include, among others, risks associated with acquisitions and achieving the targeted cost savings levels, fluctuations in operating results because of acquisitions, changes in applicable government regulations (environmental and other), the impact of litigation, competition, and risks associated with the operations and growth of the newly acquired business of Old Safety-Kleen and other factors described in Part I, Item 1 of the Company's report on Form 10-K for the twelve months ended August 31, 1998. As a result of these factors, the Company's revenue and income could vary significantly from quarter to quarter, and past financial performance should not be considered a reliable indicator of future performance.

CAPITALIZATION

     On April 1, 1998, the Company announced that Old Safety-Kleen shareholders had accepted its exchange offer, as amended on March 16, 1998, relating to the acquisition of Old Safety-Kleen by the Company. Under the terms of the offer, the Company exchanged $18.30 (pre reverse split) and 2.8 common shares (pre reverse split) of Company stock for each Old Safety-Kleen share tendered. In May 1998, the Company completed the acquisition of Old Safety-Kleen (collectively, the "Safety-Kleen Acquisition") through a back-end merger, approved by the Old Safety-Kleen shareholders on May 18, 1998. The total consideration of approximately $2.2 billion, including debt assumed and estimated transaction costs, was comprised of $1.5 billion cash and 166.5 million shares (pre reverse split) of Company common stock. The cash consideration and the refinancing of certain existing indebtedness was financed from the proceeds of a $2.2 billion Senior Credit Facility (the "Senior Credit Facility").

     On May 29, 1998, Safety-Kleen Services, Inc., a wholly-owned subsidiary of the Company, issued $325 million 9.25% Senior Subordinated Notes due 2008 (the "Notes") in a rule 144A offering. Net proceeds from the sale of the Notes, after the underwriting discount and other expenses, were approximately $316 million. The proceeds were used to repay a portion of the borrowings outstanding under the Senior Credit Facility.

     On November 24, 1998, the Company's shareholders approved a one-for-four reverse stock split which became effective at the close of business November 30, 1998. As a result, shareholders received one share of new Safety-Kleen common stock for each four shares previously held.

LIQUIDITY

     Total cash provided by operations during the three months ended November 30, 1998 was $56.2 million. This was composed of $84.6 million from operations before working capital sources of $3.7 million and $32.1 million related to spending on acquisition liabilities.

     On December 23, 1998, the Company announced the recapitalization of its European operations resulting in the sale of 56% of the Company's equity interest in those operations. As a result of the recapitalization the Company received $154.0 million which was used to pay down borrowings under the revolver tranche of the Senior Credit Facility. On a pro forma basis, the Company's long term debt at November 30, 1998 of $1,810 million will be reduced to $1,663 million. As a result, the pro forma long term debt to equity ratio will be reduced from 1.79 to 1.65.

     The Company's primary sources of liquidity are cash flows from operations, existing cash and short-term investments of $4.6 million, short-term unused working capital bank lines of $7.4 million and the unused cash portion of the Senior Credit Facility's revolver tranche of $218.0 million (prior to the aforementioned European operations recapitalization and resulting debt reduction).

     The Company expects to fund capital expenditures, debt repayment and environmental liability requirements from cash flows from operations.

CAPITAL EXPENDITURES AND CAPITAL RESOURCES

     Investing activities for the three months ended November 30, 1998, used cash of $18.2 million. Net expenditures for the purchase of fixed assets for normal replacement requirements and increases in services were $18.3million. The Company's projected capital expenditures for fiscal 1999 are approximately $80.0 million. The Company believes that it has adequate resources to finance these expenditures.

     The Company's Senior Credit Facility contains negative, affirmative and financial covenants customarily found in credit agreements for financings similar to the financing provided under the Senior Credit Facility, including covenants limiting annual capital expenditures, restricting debt, guaranties, liens, mergers and consolidations, sales of assets and payment of dividends. The Company was in compliance with all of its covenants at November 30, 1998.

     The long term debt agreements of Safety-Kleen Services, Inc. and its subsidiaries contain certain covenants that restrict the payment of dividends to Safety-Kleen Corp.

YEAR 2000 ISSUES

     The Year 2000 ("Y2K") issue is the result of computer programs using a two-digit format, as opposed to four digits, to indicate the year. Such computer programs will be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to disruptions in operations. The Company developed a three-phase program for Y2K systems compliance. Phase I identified those systems with respect to which the Company has exposure to Y2K issues. Phase II was the development and implementation of action plans for Y2K compliance. Phase III, to be completed by mid-calendar year 1999, is the final testing of the appropriate major areas of exposure to ensure compliance.

     Phase I was completed in early fiscal year 1998 and identified three major areas of Y2K non-compliance:

     (1) certain modules of the Company's financial and operational systems,
     (2) incinerator distributed control systems, and
     (3) third-party vendor relationships.

     The Phase II action plans have been developed and the Company is currently implementing those remedial plans. The Company's plan to bring deficient financial systems into compliance through the previously scheduled purchase of software upgrades has been accomplished and these upgrades have tested satisfactorily. Remediation of the operational systems will be accomplished through a combination of hardware and software upgrades and program changes. The Company expects this process to be completed by mid-calendar year 1999. The deficiencies in the incinerator distributed control systems will be remedied by the installation of upgrades purchased from the systems vendors. With respect to the third-party vendors, the Company has contacted most of its major suppliers and has received indications that they are either compliant or intend to be compliant by mid-calendar year 1999.

     The Company believes it will spend approximately $10.0 million for Y2K compliance and will require 20,000 programming man days to bring the Company's computer systems into compliance, including Old Safety-Kleen issues. To date, the Company has completed approximately 15,000 programming man days towards this effort. $1.4 million was incurred in fiscal year 1998, with the balance to be incurred in fiscal year 1999.

     The Company believes that the action plans that have been developed and the implementation time frames that have been established adequately allow for unexpected issues that could arise, therefore, contingency plans have not been prepared. The Company will monitor the remaining time to complete the implementation and will review the requirement to prepare contingency plans on a monthly basis.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

 GENERAL

     The business of the Company's hazardous and industrial waste services is continuously regulated by federal, state, provincial and local provisions that have been enacted or adopted, regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment. The nature of the Company's businesses results in its frequently becoming a party to judicial or administrative proceedings involving all levels of governmental authorities and other interested parties. The issues that are involved generally relate to applications for permits and licenses by the Company and their conformity with legal requirements and alleged technical violations of existing permits and licenses. The Company does not believe that these issues will be material to the Company's operations or financial condition. At November 30, 1998, subsidiaries of the Company were involved in nine proceedings of the latter type relating primarily to activities at waste treatment, storage and disposal facilities where the Company believes sanctions involved in each instance may exceed $100,000. The Company believes that the ultimate disposition of these issues will not have a materially adverse effect upon the Company's consolidated financial position or results of operations.

    The Company frequently becomes a party to legal proceedings wherein persons claim injury resulting from the use of Company's parts cleaner equipment and/or cleaning products. A number of legal proceedings of this nature are currently pending in various courts and jurisdictions throughout North America. The Company believes that the ultimate disposition of these legal proceedings will not have a materially adverse effect upon the Company's consolidated financial position or results of operations.

     In the United States, CERCLA imposes financial liability on persons who are responsible for the release of hazardous substances into the environment. Present and past owners and operators of sites which release hazardous substances, as well as generators and transporters of the waste material, are jointly and severally liable for remediation costs and environmental damage. At November 30, 1998, the Company had been notified that it was a potentially responsible party in connection with 45 locations in its hazardous waste management and other businesses. The Company continually reviews its status with respect to each location and the extent of its alleged contribution to the volume of waste at the location, the available evidence connecting the Company to that location, and the numbers and financial soundness of other potentially responsible parties at the location. Based upon presently available information, the Company does not believe that potential liabilities arising from its involvement with these locations will be material to the Company's operations or financial condition.

TAX MATTERS

     Laidlaw Inc.'s United States subsidiaries petitioned the United States Tax Court (captioned as Laidlaw Transportation, Inc. and Subsidiaries et. al v. Commissioner of Internal Revenue, Docket Nos. 9361-94 and 9362-94) with respect to their consolidated federal income tax returns (which until May 15, 1997 included certain of the Company's United States subsidiaries) for the fiscal years ended August 31, 1986, 1987 and 1988. The principal issue involved related to the timing and deductibility for tax purposes of interest attributable to loans owing to related foreign persons. Judge John O. Colvin issued an opinion on June 30, 1998 concluding that advances from Laidlaw Inc.'s related foreign entity, were equity rather than debt and that interest deductions claimed were disallowed. Based on this opinion, taxes of $46.2 million (plus interest of approximately $92.2 million as of November 30, 1998) would be payable.

         Similar claims have been asserted with respect to Laidlaw Inc.'s consolidated federal income tax returns for the fiscal years ended August 31, 1989, 1990 and 1991. A petition has been filed with the United States Tax Court with respect to these years (captioned as Laidlaw Transportation, Inc. and Subsidiaries v. Commissioner of Internal Revenue, Docket No. 329-98). The income taxes at issue for these years is approximately $143.4 million (plus interest of approximately $164.3 million as of November 30, 1998).

         In September 1998, Laidlaw Inc.'s United States subsidiaries received a thirty day letter proposing that the subsidiaries pay additional taxes of approximately $96.0 million (plus interest of approximately $54.5 million as of November 30, 1998) relating to disallowed deductions in federal income tax returns for the fiscal years ended August 31, 1992, 1993 and 1994 based on the same issues.

         Entry of the decision relating to the Tax Court opinion has been deferred to allow Laidlaw Inc. and the Commissioner of Internal Revenue to engage in discussions to resolve issues relating to all fiscal years from 1986 through 1994. Should these negotiations be unsuccessful, the Company expects Laidlaw to appeal the opinion of the Tax Court and vigorously contest the claimed deficiencies for subsequent fiscal years. Should Laidlaw Inc.'s United States subsidiaries ultimately be required to pay all claims on these issues, the cost (including interest as of November 30, 1998) could be approximately $500 million.

    Pursuant to the Stock Purchase Agreement dated February 6, 1997 among the company, Laidlaw Inc. ("Laidlaw") and Laidlaw Transportation, Inc. ("LTI"), Laidlaw and LTI are responsible for any tax liabilities resulting from these matters. The Company believes that the ultimate disposition of these issues will not have a materially adverse effect upon the Company's consolidated financial position or results of operations.

     Other than as herein reported there have been no additional significant legal proceedings nor any material changes in the legal proceedings reported in
Part II, Item 3 of the registrant's report on Form 10-K for the twelve months ended August 31, 1998.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     (a) On November 16, 1998, as required by the $350,000,000 5% Subordinated Convertible Pay-In-Kind debenture (the "Debenture") beneficially issued to Laidlaw on May 15, 1997, the Registrant issued 635,208 shares of its common stock, par value $1.00 per share ("SK Stock") (as adjusted to reflect the one-for-four stock split described in Item 2(b), effective the close of business on November 30, 1998), beneficially to Laidlaw through Laidlaw's subsidiary, as interest payment on the Debenture. The Company believes that the shares are exempt from registration pursuant to Section (4)(2) of the Securities Act of 1933, as amended (the "Act"). In determining to issue the SK Stock without registration under the Act management considered the fact that the offering was being made to a single offeree in connection with the interest payment under the Debenture and further, Laidlaw represented in writing to the Registrant that it was acquiring the SK Stock for investment and not with a view to, or for resale in connection with, any distribution of the SK Stock.

(b) At the close of business on November 30, 1998, the Company effected a one-for-four stock split with no change in par value per share ($1.00). The Company also decreased the number of shares of common stock it is authorized to issue from 750,000,000 shares to 250,000,000 shares.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company's Annual Meeting of Shareholders was held on November 24, 1998. At the meeting, the Company's Shareholders (i) elected the three individuals who had been nominated to be members of the Board of Directors, (ii) approved the amendment to the Company's Restated Certificate of Incorporation to change the name of the Company to Safety-Kleen Corp. (the "Name Change"), (iii) approved the amendment to the Company's Restated Certificate of Incorporation to effect a one-for-four reverse stock split of the Company's Common Stock (the "Reverse Split") and (iv) approved the amendment to the Company's Restated Certificate of Incorporation to decrease the number of authorized shares of Common stock available for issuance from 750,000,000 to 250,000,000 (the "Decrease"). The following table sets forth the voting results:

                                For          Against     Withheld   Abstentions
Election of Directors:

John W. Rollins, Jr.      289,544,507          N/A       13,179,435    N/A
John R. Grainger          289,635,483          N/A       13,088,459    N/A
Grover C. Wrenn           289,641,371          N/A       13,082,571    N/A

Name Change               302,324,851        287,090        N/A      112,001

Reverse Split             295,066,957      7,364,700        N/A      292,285

Decrease                  300,148,538      2,184,853        N/A      390,551

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

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

(3)(a)(iii)   Certificate   of  Amendment  to  the   Restated   Certificate   of
Incorporation of the Company dated November 25, 1998.

(3)(a)(iv) Certificate of Amendment to the Restated Certificate of Incorporation of the Company dated November 30, 1998.

(3)(b) Amended and Restated Bylaws of the Company filed as Exhibit 4(ii) to the Registrant's Current Report on Form 8-K dated July 29, 1997 and incorporated herein by reference.

(4)(a) Registration Rights Agreement dated as of May 29, 1998 between LES, Inc. (a subsidiary of the Registrant), the Registrant, subsidiary guarantors of the Registrant, TD Securities (USA) Inc. and NationsBanc Montgomery Securities LLC filed as Exhibit 4(a) to the Registrant's Form S-4 Registration Statement No. 333-57587 filed June 24, 1998 and incorporated herein by reference.

(4)(b) Indenture dated as of May 29, 1998 between LES, Inc. (a subsidiary of the Registrant), Registrant, subsidiary guarantors of the Registrant and The Bank of Nova Scotia Trust Company of New York, as trustee filed as Exhibit 4(b) to the Registrant's Form S-4 Registration Statement No. 333-57587 filed June 24, 1998 and incorporated herein by reference.

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

(4)(j) Second Amendment to the Amended and Restated Credit Agreement dated as of November 20, 1998 among Safety-Kleen Services, Inc. (formerly known as LES, Inc.), Safety-Kleen Services (Canada) Ltd. (formerly known as Laidlaw Environmental Services (Canada) Ltd.), the Lenders, Toronto Dominion (Texas), Inc., The Toronto Dominion Bank, TD Securities (USA) Inc., The Bank of Nova Scotia, NationsBank, N.A., The First National Bank of Chicago and Wachovia Bank.

(4)(k) $350,000,000 5% Subordinated Convertible Pay-In-Kind Debenture due 2009 issued by Registrant on May 15, 1997 to Laidlaw Transportation, Inc. the form of which was included as an appendix to the Registrant's Definitive Proxy Statement on Form DEF 14A, filed on May 1, 1997 and incorporated herein by reference.

(4)(l) Registration Rights Agreement dated May 15, 1997 between Registrant, Laidlaw Transportation, Inc. and Laidlaw Inc. included as an appendix to the Registrant's Definitive Proxy Statement on Form DEF 14A, the form of which was filed on May 1, 1997 and incorporated herein by reference.

(4)(m) Indenture dated as of May 1, 1993 between the Industrial Development Board of the Metropolitan Government of Nashville and Davidson County (Tennessee) and NationsBank of Tennessee, N.A., filed as Exhibit 4(f) to the Registrant's Form 10-Q for the Quarter ended May 31, 1997, and incorporated herein by reference.

(4)(n) Indenture of Trust dated as of August 1995 between Tooele County, Utah and West One Bank, Utah, now known as U.S. Bank, as Trustee, filed as Exhibit 4(h) to the Registrant's form 10-Q for the Quarter ended May 31, 1997, and incorporated herein by reference.

(4)(o) Indenture of Trust dated as of July 1, 1997 between Carbon County, Utah and U.S. Bank, a national banking association, as Trustee, filed as Exhibit 4(i) to the Registrant's Form 10-Q for the Quarter ended May 31, 1997, and incorporated herein by reference.

(4)(p) Indenture of Trust dated as of July 1, 1997 between Tooele County, Utah and U.S. Bank, a national banking association, as Trustee, filed as Exhibit 4(j) to the Registrant's Form 10-Q for the Quarter ended May 31, 1997, and incorporated herein by reference.

(4)(q) Indenture of Trust dated as of July 1, 1997 between California Pollution Control Financing Authority and U.S. Bank, a national banking association, as Trustee, filed as Exhibit 4(k) to the Registrant's Form 10-Q for the Quarter ended May 31, 1997, and incorporated herein by reference.

(4)(r) Promissory Note dated May 15, 1997 for $60,000,000 from Laidlaw Environmental Services, Inc. to Westinghouse Electric Corporation, filed as
Exhibit 4(n) to the Registrant's Form 10-Q for the Quarter ended May 31, 1997, and incorporated herein by reference.

(4)(s) Guaranty Agreement dated May 15, 1997 by Laidlaw Inc. to Westinghouse Electric Corporation guaranteeing Promissory Note dated May 15, 1997 (as referenced in Exhibit (4)(r)) from Laidlaw Environmental Services, Inc. to
Westinghouse Electric Corporation, filed as Exhibit 4(o) to the Registrant's Form 10-Q for the Quarter ended May 31, 1997, and incorporated herein by reference.

(4)(t) Other instruments defining the rights of holders of debt of the Registrant have been omitted from this exhibit list because the amount of debt authorized under any such instrument does not exceed 10% of the total assets of the Registrant and its subsidiaries. The Registrant agrees to furnish a copy of any such instrument to the Commission upon request.

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

(10)(i) Corporate Incentive Plan for fiscal year 1999.

(10)(j) Operations Management Incentive Plan for fiscal year 1999.

(10)(k)  Laidlaw  Environmental   Services,  Inc.  U.S.  Supplemental  Executive
Retirement Plan filed as Exhibit 10(g) to the Registrant's 10-Q for the quarter ended November 30, 1997, and incorporated herein by reference.

(10)(l) Form of Change of Control Agreement LES-A1, filed as Exhibit 10(k) to the Registrant's 10-K for the year ended August 31, 1998, and incorporated herein by reference.

(10)(m) Form of Change of Control Agreement LES-B-1, filed as Exhibit 10(l) to the Registrant's 10-K for the year ended August 31, 1998, and incorporated herein by reference.

(10)(n) Change of Control Agreement LES-C1, filed as Exhibit 10(m) to the Registrant's 10-K for the year ended August 31, 1998, and incorporated herein by reference.

(11)    Statement of Computation of Per Share Earnings

(12)    Statement Re: Computation of Ratios.

(27)    Financial Data Schedule.

(b)     Reports on Form 8-K.

The Company filed a Current Report on Form 8-K, dated November 24, 1998, which contained Item 5 related to a press release publicizing the results of the shareholder vote at the Company's annual meeting held on that same date.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


   DATE: January 14, 1999             SAFETY-KLEEN CORP.
                                      ------------------
                                        (Registrant)




                                          /s/Kenneth W. Winger
                                      ---------------------------------
                                      Kenneth W. Winger
                                      President and Chief Executive Officer


                                          /s/Paul R. Humphreys
                                      ---------------------------------
                                      Paul R. Humphreys
                                      Senior Vice President-Finance and
                                      Chief Financial Officer