Form 10-Q
period 1999-02-28
SAFETY KLEEN CORP/
filed 1999-04-14
CIK 701856

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                               EXCHANGE ACTOF 1934


                For the Quarterly Period Ended February 28, 1999


                         Commission File Number 1-8368


                               SAFETY-KLEEN CORP.
             (Exact name of registrant as specified in its charter)


               Delaware                                           51-0228924
-------------------------------                               ------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)


1301 Gervais Street, Suite 300, Columbia, South Carolina                29201
--------------------------------------------------------             ----------
(Address of principal executive offices)                              (Zip Code)

       (803) 933-4200 (Registrant's telephone number, including area code)

    -------------------------------------------------------------------------
   (Former name, address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes   X     No ____

         The number of shares of the issuer's common stock outstanding as of April 9, 1999 was 88,387,466.





                               SAFETY-KLEEN CORP.


                                      INDEX


PART 1     FINANCIAL INFORMATION

Item 1     Financial Statements

           Consolidated Statements of Income for the Three and Six Months Ended
                February 28, 1999 and 1998.........................................................................2

           Consolidated Statements of Comprehensive Income for the Three and Six Months Ended
                February 28, 1999 and 1998.........................................................................3

           Consolidated Balance Sheets as of February 28, 1999 and August 31, 1998.................................4

           Consolidated Statements of Cash Flows for the Six Months Ended
                February 28, 1999 and 1998.........................................................................5

           Notes to Unaudited Consolidated Financial Statements....................................................6

Item 2     Management's Discussion and Analysis of Financial Condition and Results of Operations  .................13


PART II    OTHER INFORMATION

Item 1     Legal Proceedings.......................................................................................21

Item 5     Other Information.......................................................................................23

Item 6     Exhibits and Reports on Form 8-K........................................................................24


Signatures.........................................................................................................29


                               SAFETY-KLEEN CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
                   ($ in Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                                         Three Months Ended               Six Months Ended
                                                            February 28,                    February 28,
                                                       ------------------------         -------------------
                                                        1999            1998            1999           1998
                                                        ----            ----            ----           ----

Revenues ..........................................   $402,135        $173,215        $869,154       $384,767
                                                      --------         --------       --------       --------
Expenses:
   Operating ......................................    261,851         123,780         566,899        269,105
   Depreciation and amortization ..................     33,678          10,924          70,973         24,819
   Selling, general and administrative ............     32,740          18,835          67,240         39,236
                                                      --------        --------       --------        --------
      Total expenses ..............................    328,269         153,539         705,112        333,160
                                                      --------        --------        --------       --------
Operating income ..................................     73,866          19,676         164,042         51,607
Interest expense, net .............................     42,726          13,607          86,683         28,246
Equity in earnings of associated company ..........      1,102            --             1,102            --
                                                      --------        --------        --------       --------
Income before income tax expense ..................     32,242           6,069          78,461         23,361
Income tax expense ................................     14,335           2,328          33,655          9,555
                                                      --------        --------        --------       --------
Income from continuing operations before
   minority interest ..............................     17,907           3,741          44,806         13,806
Minority interest .................................        338            (185)          1,211           (106)
                                                      --------        --------        --------       --------
Net income ........................................   $ 18,245        $  3,556        $ 46,017       $ 13,700
                                                      ========        ========        ========       ========

Basic income per share:
   Net income .....................................   $   0.21        $   0.08        $   0.53       $   0.30
                                                      ========        ========        ========       ========
   Weighted average common stock outstanding (000s)     88,386          45,571          88,120         45,381
                                                      ========        ========        ========       ========

Diluted income per share:
   Net income .....................................   $   0.19        $   0.08        $   0.46       $   0.28
                                                      ========        ========        ========       ========
   Weighted average common stock outstanding and
   assumed conversions (000s) .....................    111,750          45,661         111,502         68,827
                                                      ========        ========        ========       ========

      See Accompanying Notes to Unaudited Consolidated Financial Statements




                               SAFETY-KLEEN CORP.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                ($ in Thousands)
                                   (Unaudited)

                                                                Three Months Ended       Six Months Ended
                                                                   February 28,             February 28,
                                                                ------------------       ----------------

                                                                 1999        1998        1999        1998
                                                                 ----        ----        ----       ----
Net income ............................................       $ 18,245    $  3,556    $ 46,017     $ 13,700
                                                              --------    --------    --------     --------
Other comprehensive income, net of tax:
  Unrealized foreign currency translation adjustments .         (1,556)        112         (64)      (2,265)
  Unrealized gain on securities available for sale, net
     of tax of $(225) and $1,247 ......................           --          (339)        --         1,870
                                                              --------    --------    --------     --------

Other comprehensive income ............................         (1,556)       (227)        (64)        (395)
                                                              --------    --------    --------     --------
Comprehensive income ..................................       $ 16,689    $  3,329    $ 45,953     $ 13,305
                                                              ========    ========    ========     ========

      See Accompanying Notes to Unaudited Consolidated Financial Statements




                               SAFETY-KLEEN CORP.
                           CONSOLIDATED BALANCE SHEETS
                                ($ in Thousands)

                                                                   February 28, 1999
                                                                      (Unaudited)       August 31, 1998
                                                                   -----------------    ---------------
ASSETS
Current assets
   Cash and cash equivalents ..............................          $    10,949        $    16,333
   Trade and other accounts receivable ....................              357,327            320,048
   Inventories ............................................               55,435             53,759
   Deferred income taxes ..................................               66,965             69,426
   Income taxes recoverable ...............................               --                 37,495
   Other current assets ...................................               52,723             53,750
                                                                     -----------        -----------
        Total current assets ..............................              543,399            550,811
Long-term investments .....................................               75,671             35,926
Property, plant and equipment, net ........................            2,551,533          2,850,502
Goodwill ..................................................            1,124,928          1,023,154
Other assets ..............................................               16,862             16,979
                                                                     -----------        -----------
   Total assets ...........................................          $ 4,312,393        $ 4,477,372
                                                                     ===========        ===========

LIABILITIES
Current liabilities
   Accounts payable .......................................          $   158,687        $   128,560
   Accrued liabilities ....................................              188,643            219,352
   Current portion of long-term debt ......................               77,441             77,004
                                                                     -----------        -----------
        Total current liabilities .........................              424,771            424,916
Environmental and other long-term liabilities .............              339,445            259,459
Long-term debt ............................................            1,670,955          1,853,164
Subordinated convertible debenture ........................              350,000            350,000
Deferred income taxes .....................................              457,720            575,127
                                                                     -----------        -----------
        Total liabilities .................................            3,242,891          3,462,666
                                                                     -----------        -----------

Commitments and contingencies .............................              --                 --

STOCKHOLDERS' EQUITY
Common stock, par value $1.00 per share; authorized
   250,000,000; issued and outstanding 88,387,466 -
   February 28, 1999;  87,746,243 - August 31, 1998........               88,387             87,746
Additional paid-in capital ................................            1,190,749          1,182,547
Accumulated other comprehensive income ....................              (18,892)           (18,828)
Accumulated deficit .......................................             (190,742)          (236,759)
                                                                     -----------        -----------
   Total stockholders' equity .............................            1,069,502          1,014,706
                                                                     -----------        -----------
   Total liabilities and stockholders' equity .............          $ 4,312,393        $ 4,477,372
                                                                     ===========        ===========

      See Accompanying Notes to Unaudited Consolidated Financial Statements


                               SAFETY-KLEEN CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ in Thousands)
                                   (Unaudited)

                                                                                  Six Months Ended
                                                                                    February 28,
                                                                                  -----------------
                                                                                  1999         1998
                                                                                  ----         ----

Cash flows from operating activities:
   Net income ............................................................   $  46,017    $  13,700
   Adjustments to reconcile net income to net cash provided by operations:
      Depreciation and amortization ......................................      70,973       24,819
      Deferred income taxes ..............................................      27,217        5,986
      Change in working capital ..........................................     (13,687)       8,080
      Decrease in liabilities assumed upon acquisition ...................     (48,772)     (20,237)
                                                                             ---------    ---------
Net cash provided by operating activities ................................      81,748       32,348
                                                                             ---------    ---------

Cash flows from investing activities:
   Cash expended on acquisition of business ..............................      (4,394)        --
   Proceeds from sale of business ........................................     138,714       33,675
   Purchase of property, plant and equipment .............................     (29,682)     (16,431)
   Change in other, net ..................................................         488      (14,579)
                                                                             ---------    ---------
Net cash provided by investing activities ................................     105,126        2,665
                                                                             ---------    ---------

Cash flows from financing activities:
   Issuance of common stock on exercise of stock options .................        --            414
   Net repayments of long-term debt ......................................    (186,706)     (34,640)
   Change in other, net ..................................................        (270)        --
                                                                              --------    ---------
Net cash used in financing activities ....................................    (186,976)     (34,226)
                                                                             ---------    ---------

Effect of exchange rate changes on cash ..................................      (5,282)        (181)
                                                                             ---------    ---------

Net increase (decrease) in cash and cash equivalents .....................      (5,384)         606
Cash and cash equivalents at:
   Beginning of period ...................................................      16,333       11,160
                                                                             ---------    ---------
   End of period .........................................................   $  10,949    $  11,766
                                                                             =========    =========

NONCASH INVESTING AND FINANCING ACTIVITIES:
    Issuance of common stock to satisfy interest payment due on
        subordinated convertible debenture ...............................   $   8,750    $   8,750
    Issuance of common stock for payment of directors' fees ..............   $      93    $    --
    Net unrealized gain on securities available for sale .................   $     --     $   1,870
    Noncash transactions arising from sale of business:
        Promissory note receivable .......................................   $     --     $   8,000
        Reduction of debt ................................................   $     --     $  40,814

      See Accompanying Notes to Unaudited Consolidated Financial Statements


                               SAFETY-KLEEN CORP.
              Notes to Unaudited Consolidated Financial Statements
                   For the Six Months Ended February 28, 1999



NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, do not include all of the disclosures required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the interim period results have been included; all such adjustments are of a normal recurring nature. Operating results for the three and six months ended February 28, 1999 are not necessarily indicative of the results that may be expected for the full fiscal year ending August 31, 1999. These statements should be read in conjunction with the consolidated financial statements, including the accounting policies, and notes thereto included in the Registrant's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on October 29, 1998. Certain amounts as of August 31, 1998 have been reclassified to conform to the current period's presentations.

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


In addition, the shareholders approved a one-for-four reverse stock split which became effective at the close of business on November 30, 1998. For each four shares of Safety-Kleen common stock, one share of new Safety-Kleen common stock will be issued. In connection with the reverse stock split, the number of common shares available for issuance was reduced from 750 million to 250 million. As a result, prior period shares issued and outstanding, weighted average common stock outstanding and basic and diluted income per share have been restated to reflect the reverse split.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

Legal Proceedings:

TAX MATTERS: On March 1, 1999, Laidlaw Inc. ("Laidlaw") announced a settlement of a dispute between Laidlaw's United States subsidiaries and the Commissioner of Internal Revenue relating to the timing and deductibility for tax purposes of interest attributable to loans owing to related foreign persons during the years from 1986 to 1994.

The total net after tax cash cost to Laidlaw will be approximately $226 million. The payment includes approximately $121 million in taxes together with interest of approximately $161 million ($105 million after tax).

This settlement resolves matters in the United States Tax Court (captioned as Laidlaw Transportation, Inc. and Subsidiaries et. al v. Commissioner of Internal Revenue, Docket Nos. 9361-94 and 9362-94) relating to the 1986 to 1991 fiscal years as well as claims raised in a thirty day letter relating to the 1992 to 1994 fiscal years. The Commissioner of Internal Revenue had asserted claims totaling approximately $500 million.

Pursuant to the agreement dated February 6, 1997 among the Company, Laidlaw and Laidlaw Transportation, Inc. ("LTI"), Laidlaw and LTI are responsible for any tax liabilities resulting from these matters. Based upon discussions with Laidlaw, the Company's income tax provision determined on a separate return basis during the period audited by the Internal Revenue Service was sufficient and no additional taxes or interest are due to or from Laidlaw as a result of the settlement.

NOTE 4 - EUROPEAN OPERATIONS

On December 23, 1998, the Company announced the recapitalization of its European operations resulting in the sale of 56% of the Company's equity interest in those operations. As a result of the recapitalization, the Company will receive gross proceeds totaling $154.0 million, which will be used to pay down borrowings under the revolver tranche of the Senior Credit Facility. The transaction resulted in no gain or loss.

Effective December 1, 1998, the Company ceased to consolidate the results of the European operations and began to account for the investment by the equity method.

NOTE 5 - PURCHASE PRICE ALLOCATION

The acquisition of the former Safety-Kleen Corp. in fiscal year 1998 was accounted for under the purchase method. The purchase price was allocated to the assets acquired and liabilities assumed based upon management's best estimate of their fair value at the time of the acquisition. The areas of particular complexity included the valuation of long-lived assets, environmental liabilities, pre-acquisition contingencies and the related deferred tax consequences. The determination of the fair value of these items has been substantially completed and, as a result, the purhase price has been increased by approximately $100 million due principally to fixed asset fair value adjustments and the recording of certain pre-acquisition contingencies evaluated by the Company subsequent to the acquisition.

NOTE 6 - STOCKHOLDERS' EQUITY

Changes in the components of stockholders' equity, restated for the effect of the one-for-four reverse stock split, since September 1, 1998 are as follows ($ in thousands):


                                                              Accumulated
                                               Additional       Other                       Total
                                   Common       Paid-In      Comprehensive  Accumulated   Stockholders'
                                   Stock        Capital         Income        Deficit        Equity
                                   -----        -------         ------        -------        ------

Balance at September 1,1998    $    87,746   $ 1,182,547   $   (18,828)   $  (236,759)   $ 1,014,706
Net income for period ......          --            --            --           46,017         46,017
Issuance of shares (Note A)            641         8,202          --             --            8,843
Cumulative foreign
  currency translation
  adjustment ...............          --            --             (64)          --              (64)
                               -----------   -----------   -----------    -----------    -----------
Balance at February 28, 1999   $    88,387   $ 1,190,749   $   (18,892)   $  (190,742)   $ 1,069,502
                               ===========   ===========   ===========    ===========    ===========

Note A: Includes 635,208 shares issued to satisfy November 15, 1998 interest payment on subordinated convertible debenture.

NOTE 7 - SUMMARIZED FINANCIAL INFORMATION

The Senior Subordinated Notes (the "Notes") issued by Safety-Kleen Services, Inc., a consolidated subsidiary of the Company, are jointly and severally guaranteed by Safety-Kleen Corp. and all wholly-owned domestic subsidiaries of the Company on a full and unconditional basis. The Notes contain certain covenants, which, among other things, restrict the payment of dividends from Safety-Kleen Services, Inc. and its subsidiary guarantors to Safety-Kleen Corp. Summarized financial information for each of Safety-Kleen Corp., Safety-Kleen Services, Inc., the subsidiary guarantors, and the subsidiary non-guarantors on a consolidating basis are presented below. Separate financial statements and other disclosures concerning the subsidiary guarantors are not included because management believes that they are not material to investors.



                      Consolidating Condensed Balance Sheet
                                February 28, 1999
                                   (unaudited)

                                                                                        Subsidiary    Consolidating
                                            Safety-Kleen  Safety-Kleen    Subsidiary      Non-        Eliminating    Consolidated
($ in Thousands)                                Corp.     Services, Inc.  Guarantors    Guarantors      Entries          Total
                                            ------------  -------------- ----------     ----------      -------          -----

ASSETS
Current assets ..........................   $      --     $      --       $   445,506   $    97,893   $       --     $   543,399
Property, plant and equipment, net ......          --            --         2,358,324       193,209           --       2,551,533
Investment in Subsidiaries ..............     1,551,577     2,651,371       1,681,569         5,507     (5,890,024)         --
Goodwill ................................          --            --         1,045,086        79,842           --       1,124,928
Other non-current assets ................          --            --            91,188         1,345           --          92,533
                                            -----------   -----------     -----------   -----------    -----------   -----------
Total assets ............................   $ 1,551,577   $ 2,651,371     $ 5,621,673   $   377,796   $ (5,890,024)  $ 4,312,393
                                            ===========   ===========     ===========   ===========   ===========    ===========

LIABILITIES
Current liabilities .....................   $     6,875   $    78,891     $   235,890   $   103,115   $       --     $   424,771
Non-current liabilities .................          --            --           798,101          (936)          --         797,165
Long-term debt ..........................       125,200     1,483,720          15,791        46,244           --       1,670,955
Subordinated convertible debenture ......       350,000          --              --            --             --         350,000
                                            -----------   -----------     -----------   -----------    -----------   -----------
Total liabilities .......................       482,075     1,562,611       1,049,782       148,423           --       3,242,891

STOCKHOLDERS' EQUITY ....................     1,069,502     1,088,760       4,571,891       229,373     (5,890,024)    1,069,502
                                            -----------   -----------     -----------   -----------    -----------   -----------
Total liabilities and stockholders equity   $ 1,551,577   $ 2,651,371     $ 5,621,673   $   377,796    $(5,890,024)  $ 4,312,393
                                            ===========   ===========     ===========   ===========    ===========   ===========





                   Consolidating Condensed Statement of Income
                      Three Months Ended February 28, 1999
                                   (unaudited)

                                                                                 Subsidiary   Consolidating
                                       Safety-Kleen  Safety-Kleen    Subsidiary      Non-      Eliminating     Consolidated
($ in Thousands)                           Corp.     Services, Inc.  Guarantors  Guarantors      Entries           Total
                                       ------------  --------------  ----------  ----------      -------           -----

Total revenues .......................   $   --        $   --         $359,336    $ 40,990      $  1,809         $402,135
Operating expenses ...................       --            --          294,877      31,583         1,809          328,269
                                         --------      --------       --------    --------      --------         --------
Operating income .....................       --            --           64,459       9,407         --              73,866
Interest expense (income), net .......      6,415        33,628         10,822      (8,477)         --             42,388
Undistributed earnings of subsidiaries     21,920        41,170          1,102        --         (63,090)           1,102
                                         --------      --------       --------    --------      --------         --------
Income before income tax expense .....     15,505         7,542         54,739      17,884       (63,090)          32,580
Income tax expense (benefit) .........     (2,740)      (14,378)        23,442       8,011          --             14,335
                                         --------      --------       --------    --------      --------         --------
Net income ...........................   $ 18,245      $ 21,920       $ 31,297    $  9,873      $(63,090)        $ 18,245
                                         ========      ========       ========    ========      ========         ========


                   Consolidating Condensed Statement of Income
                       Six Months Ended February 28, 1999
                                   (unaudited)

                                                                                   Subsidiary   Consolidating
                                       Safety-Kleen  Safety-Kleen    Subsidiary       Non-       Eliminating     Consolidated
($ in Thousands)                           Corp.     Services, Inc.  Guarantors    Guarantors      Entries          Total
                                       ------------  --------------  ----------    ----------   ------------     ------------

Total revenues .......................   $    --       $    --        $ 713,698     $ 164,161    $  (8,705)      $ 869,154
Operating expenses ...................        --            --          595,259       118,558       (8,705)        705,112
                                         ---------     ---------      ---------     ---------    ---------       ---------
Operating income .....................        --            --          118,439        45,603         --           164,042
Interest expense (income), net .......      12,827        70,219          3,422          (996)        --            85,472
Undistributed earnings of subsidiaries      53,424        93,970          1,102          --       (147,394)          1,102
                                         ---------     ---------      ---------     ---------    ---------       ---------
Income before income tax expense .....      40,597        23,751        116,119        46,599     (147,394)         79,672
Income tax expense (benefit) .........      (5,420)      (29,673)        49,081        19,667         --            33,655
                                         ---------     ---------      ---------     ---------    ---------       ---------
Net income ...........................   $  46,017     $  53,424      $  67,038     $  26,932    $(147,394)      $  46,017
                                         =========     =========      =========     =========    =========       =========





                 Consolidating Condensed Statement of Cash Flows
                       Six Months Ended February 28, 1999
                                   (unaudited)

                                                                                       Subsidiary   Consolidating
                                           Safety-Kleen  Safety-Kleen     Subsidiary      Non-       Eliminating    Consolidated
($ in Thousands)                              Corp.      Services, Inc.   Guarantors   Guarantors      Entries        Total
                                           ------------  --------------   ----------   ----------   -------------   ------------

Net cash provided by (used in)
    operating activities ...............    $  (4,055)    $ (75,916)      $ 159,543    $   2,176    $    --          $  81,748
                                            ---------     ---------       ---------    ---------     ---------       ---------
Cash flows from investing activities:
Cash expended on acquisition of business         --            --            (4,394)        --           --             (4,394)
Proceeds from sale of business .........         --            --           138,714         --           --            138,714
Purchase of property, plant
    and equipment ......................         --            --           (23,730)      (5,952)        --            (29,682)
Change in other, net ...................         --            --               357          131         --                488
                                            ---------     ---------       ---------    ---------    ----------       ---------
Net cash provided by (used in)
    investing activities ...............         --            --           110,947       (5,821)        --            105,126
                                            ---------     ---------       ---------    ---------    ----------       ---------
Cash flows from financing activities:
Net repayment of long-term debt ........         --        (181,500)            (43)      (5,163)        --           (186,706)
Intercompany payable (receivable) ......        4,055       257,686        (264,586)       2,845         --               --
Changes in other, net ..................         --            (270)           --           --           --               (270)
                                            ---------     ---------       ---------    ---------    ----------       ---------
Net cash provided by (used in)
    financing activities ...............        4,055        75,916        (264,629)      (2,318)        --           (186,976)
                                            ---------     ---------       ---------    ---------    ----------       ---------
Effect of exchange rate changes on cash          --            --              --         (5,282)        --             (5,282)
                                            ---------     ---------       ---------    ---------    ----------       ---------
Net increase (decrease) in cash and
    cash equivalents ...................         --            --             5,861      (11,245)        --             (5,384)
Cash and cash equivalents at:
     Beginning of period ...............         --            --             4,343       11,990         --             16,333
                                            ---------     ---------       ---------    ---------    ----------       ---------
     End of period .....................    $    --       $    --         $  10,204    $     745    $    --          $  10,949
                                            =========     =========       =========    =========    ==========       =========



                      Consolidating Condensed Balance Sheet
                                 August 31, 1998
                                   (unaudited)

                                                                                          Subsidiary   Consolidating
                                             Safety-Kleen   Safety-Kleen    Subsidiary       Non-       Eliminating    Consolidated
($ in Thousands)                                Corp.       Services, Inc.  Guarantors    Guarantors      Entries         Total
                                             ------------   --------------  ----------   ----------      -------        -----
ASSETS
Current assets ..........................    $     --        $    --      $   439,751    $   111,060    $      --      $   550,811
Property, plant and equipment, net ......          --             --        2,454,211        396,331            (40)     2,850,502
Investment in Subsidiaries ..............      1,496,759      2,776,635     1,322,059            166     (5,595,619)          --
Goodwill ................................          --            --           951,655         71,499           --        1,023,154
Other non-current assets ................          --            --            52,134            771           --           52,905
                                             -----------    -----------   -----------    -----------    -----------    -----------
Total assets ............................    $ 1,496,759    $ 2,776,635   $ 5,219,810    $   579,827    $(5,595,659)   $ 4,477,372
                                             ===========   ===========    ===========     ===========    ===========    ===========

LIABILITIES
Current liabilities .....................    $     6,853    $    88,089   $   246,359    $    83,617    $        (2)   $   424,916
Non-current liabilities .................           --             --         722,622        111,964           --          834,586
Long-term debt ..........................        125,200      1,661,989        16,334         49,641           --        1,853,164
Subordinated convertible debenture ......        350,000          --             --              --            --          350,000
                                             -----------    -----------   -----------    -----------    -----------    -----------
Total liabilities .......................        482,053      1,750,078       985,315        245,222             (2)     3,462,666

STOCKHOLDERS' EQUITY ....................      1,014,706      1,026,557     4,234,495        334,605     (5,595,657)     1,014,706
                                             -----------    -----------   -----------    -----------     -----------    -----------
Total liabilities and stockholders equity    $ 1,496,759    $ 2,776,635   $ 5,219,810    $   579,827    $(5,595,659)   $ 4,477,372
                                             ===========    ===========   ===========    ===========    ===========    ===========




                   Consolidating Condensed Statement of Income
                      Three Months Ended February 28, 1998
                                   (unaudited)

                                                                                           Subsidiary   Consolidating
                                            Safety-Kleen    Safety-Kleen     Subsidiary       Non-       Eliminating    Consolidated
($ in Thousands)                               Corp.        Services, Inc.   Guarantors    Guarantors      Entries         Total
                                            ------------    --------------   ----------   -----------   -------------   ------------

Total revenues .......................        $    --        $   --           $139,601      $ 33,614     $  --           $ 173,215
Operating expenses ...................             --            --            125,036        28,503        --             153,539
                                              --------       --------         --------      --------     --------         --------
Operating income .....................             --            --             14,565         5,111        --              19,676
Interest expense (income), net .......           6,390          5,964              541           897        --              13,792
Undistributed earnings of subsidiaries           7,871         11,939             --            --       (19,810)             --
                                              --------       --------         --------      --------    --------          --------
Income before income tax expense .....           1,481          5,975           14,024         4,214     (19,810)            5,884
Income tax expense (benefit) .........          (2,075)        (1,896)           4,979         1,320        --               2,328
                                              --------       --------         --------      --------    --------          --------
Net income ...........................        $  3,556       $  7,871         $  9,045      $  2,894    $(19,810)         $  3,556
                                              ========       ========         ========      ========    ========          ========


                   Consolidating Condensed Statement of Income
                       Six Months Ended February 28, 1998
                                   (unaudited)

                                                                                       Subsidiary   Consolidating
                                          Safety-Kleen   Safety-Kleen    Subsidiary       Non-       Eliminating    Consolidated
($ in Thousands)                             Corp.       Services, Inc.  Guarantors    Guarantors      Entries         Total
                                          ------------   --------------  ----------   -----------   -------------   ------------

Total revenues .......................     $   --          $  --         $ 305,202     $  79,565      $    --        $ 384,767
Operating expenses ...................         --             --           269,925        63,235           --          333,160
                                           ---------      ---------      ---------     ---------      ---------      ---------
Operating income .....................        --              --            35,277        16,330           --           51,607
Interest expense (income), net .......        12,760         12,561           (157)        3,188           --           28,352
Undistributed earnings of subsidiaries        21,518         29,214           --            --          (50,732)          --
                                           ---------      ---------      ---------     ---------      ---------      ---------
Income before income tax expense .....         8,758         16,653         35,434        13,142        (50,732)        23,255
Income tax expense (benefit) .........        (4,942)        (4,865)        14,787         4,575           --            9,555
                                           ---------      ---------      ---------     ---------      ---------      ---------
Net income ...........................     $  13,700      $  21,518      $  20,647     $   8,567      $ (50,732)     $  13,700
                                           =========      =========      =========     =========      =========      =========




                 Consolidating Condensed Statement of Cash Flows
                       Six Months Ended February 28, 1998
                                   (unaudited)

                                                                                          Subsidiary   Consolidating
                                             Safety-Kleen   Safety-Kleen     Subsidiary      Non-       Eliminating     Consolidated
($ in Thousands)                                Corp.       Services, Inc.   Guarantors   Guarantors      Entries          Total
                                             ------------   --------------   ----------   ----------   -------------    ------------

Net cash provided by
    operating activities ..............       $  1,372        $  1,469        $  1,900     $ 27,607        $ --          $ 32,348
                                              --------        --------        --------    --------          ----         --------
Cash flows from investing activities:
Purchase of plant, property and
    equipment .........................           --              --           (12,384)      (4,047)        --            (16,431)
Proceeds from sale of business ........           --              --            33,675         --           --             33,675
Change in other, net ..................           --              --           (14,380)        (199)        --            (14,579)
                                              --------        --------        --------     --------        ----          --------
Net cash provided by (used in)
    investing activities ..............           --              --             6,911       (4,246)        --              2,665
                                              --------        --------        --------     --------        ----          --------
Cash flows from financing activities:
Issuance of common stock on exercise
    of stock options ..................            414            --              --           --           --                414
Repayment of long-term debt ...........           --           (33,113)           (265)      (1,262)        --            (34,640)
Intercompany payable (receivable) .....         (1,786)         31,644         (27,915)      (1,943)        --               --
                                              --------        --------        --------    --------         ----          --------
Net cash used in
    financing activities ..............         (1,372)         (1,469)        (28,180)      (3,205)        --            (34,226)
                                              --------        --------        --------     --------        ----          --------
Effect of exchange rate changes on cash           --              --              --           (181)        --               (181)
                                              --------        --------        --------     --------        ----          --------
Net increase (decrease) in cash and
    cash equivalents ..................           --              --           (19,369)      19,975         --                606
Cash and cash equivalents at:
     Beginning of period ..............           --              --            24,770      (13,610)        --             11,160
                                              --------        --------        --------     --------        ----          --------
     End of period ....................       $   --          $   --          $  5,401     $  6,365       $ --           $ 11,766
                                              ========        ========        ========     ========        ====          ========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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


Results of Operations:

     Three Months Ended February 28, 1999 compared with Three Months Ended February 28, 1998


Operating results are as follows ($ in millions):

                                               Three Months Ended February 28,
                                                  1999                1998
                                            ------------------------------------
Revenues ..........................         $402.1    100.0%    $173.2    100.0%
Operating expense .................          261.8     65.1%     123.8     71.4%
Depreciation and amortization .....           33.7      8.4%      10.9      6.3%
Selling, general and administrative           32.7      8.1%      18.8     10.9%
                                            ------    -----     ------    ------
Operating income ..................         $ 73.9     18.4%    $ 19.7     11.4%
                                            ======    ======    ======    ======


Revenues

Components of revenue ($ in millions):         Three Months Ended February 28,
                                            ------------------------------------
                                                  1999                1998
                                              ----------------------------------
Collection and Recovery Services
    Industrial Services .................   $193.5     48%      $ 97.4       56%
    Commercial and Institutional Services    132.2     33%         0.0        0%
                                            ------    ----      ------      ----
Total Collection and Recovery Services ..    325.7     81%        97.4       56%

Treatment and Disposal Services .........     76.4     19%        75.8       44%
                                            ------    ----      ------      ----

     Total revenue ......................   $402.1    100%      $173.2      100%
                                            ======    ====      ======      ====

     Revenues increased $228.9 million, or 132%, during the three months ended February 28, 1999 compared to the three months ended February 28, 1998. Revenue from collection and recovery services to industrial customers increased $96.1 million, or 99%, while the addition of collection and recovery services to commercial and institutional customers generated an additional $132.2 million. Increased revenue from collection and recovery services reflects the inclusion of the acquired Old Safety-Kleen business. Revenue from treatment and disposal services increased $0.6 million, or 1%.

         The Company eliminates inter-company revenues in presenting consolidated financial results. The majority of such eliminations occur at the Company's disposal facilities which receive waste streams from the Company's collection and recovery services network.


         Management's estimate of the components of the changes in the Company's consolidated revenue is as follows:

                                                Percentage Increase (Decrease)
                                                Three Months Ended February 28,
                                                --------------------------------
                                                1999 over 1998    1998 over 1997
                                                --------------    --------------
Expansion of customer base by acquisition .......    130.6%           25.2%
Other, primarily through volume and price changes      3.8%           11.2%
Divestitures and closures .......................     (1.0%)         (12.3%)
Foreign exchange rate changes ...................     (1.2%)          (0.9%)
                                                     ------          ------
     Total ......................................    132.2%           23.2%
                                                     ======          ======


         The comparative increase in revenue for the three months ended February 28, 1999 was primarily due to the inclusion of the acquired operations of Old Safety-Kleen. Revenues from existing operations grew as a result of both increased throughput at the Company's treatment and disposal facilities and growth in the industrial services component of the Company's operations. Prior year revenues included contributions from a thermal treatment facility which was closed on August 31, 1998. A reduction in revenues due to foreign exchange rate changes resulted from a relative decline in the Canadian dollar translation rate.

         The Company believes it remains on course to achieve revenue growth of 10 - 12% by the end of fiscal 1999. The integration of the sales and service groups of Old Safety-Kleen and the Company was completed during the quarter which will facilitate the delivery of the expanded scope of industrial waste services to the combined Company's customer base.

Operating Expenses

         Operating expenses increased $138.0 million, or 111%, during the three months ended February 28, 1999, compared to the three months ended February 28, 1998. The increase was primarily attributable to additional business obtained as part of the acquisition of Old Safety-Kleen. As a percentage of revenue, operating expense decreased to 65.1% from 71.4% in the prior year, primarily due to the increased utilization of existing facilities and acquisition related cost reduction measures.

Depreciation and Amortization Expense

         Depreciation and amortization expense increased $22.8 million, or 208%, during the three months ended February 28, 1999, compared to the prior year. The increase related to the acquired operations of Old Safety-Kleen. As a percentage or revenue, depreciation and amortization expense was 8.4%, compared to 6.3% in the prior year. The increase as a percentage of revenue is primarily attributable to the amortization of the excess purchase price relating to the acquisition of Old Safety-Kleen.


Selling, General and Administrative Expenses

         Selling, general and administrative expenses increased $13.9 million, or 74% during the three months ended February 28, 1999, versus the prior year. As a percentage of revenue, selling, general and administrative expenses decreased to 8.1% from 10.9% in the prior year due to cost reduction measures and economies of scale gained through the acquisition of Old Safety-Kleen.


Interest Expense

         Interest expense increased $28.6 million, or 207%, during the three months ended February 28, 1999, over the prior year as a result of the additional long term debt incurred to finance the acquisition of Old Safety-Kleen.

Equity in Earnings of Associated Companies

          During the quarter the Company sold a 56% interest in its European operations, realizing gross cash proceeds of $154.0 million. This transaction resulted in no gain or loss. Effective December 1, 1998, the Company commenced accounting for its remaining interest in the European operations on an equity basis. The equity earnings recorded in the quarter ended February 28, 1999, represent 100% of the European operations for the month of December, 1998, and reflect a 44% interest thereafter. Thus, the European operations' results have been excluded from revenue and expenses effective December 1, 1998.

Income Tax Expense

         Income tax expense increased $12.0 million, or 516%, during the three months ended February 28, 1999, over the prior year due to an increase in taxable income attributable to the acquisition of Old Safety-Kleen. The effective tax rate of 44% has increased over levels reported in prior quarters, post the acquisition of Old Safety-Kleen, due primarily to the sale of 56% of the Company's European operations. The European operations had an effective tax rate below that of the overall Company average.

         The Company expects that the effective tax rate will also be higher in subsequent quarters due to the impact of the sale of the European operations.


     Results of Operations: Six Months Ended February 28, 1999 compared with Six Months Ended February 28, 1998


Operating results are as follows ($ in millions):

                                            Six Months Ended February 28,
                                              1999                1998
                                        ------------------------------------
Revenues ..........................     $869.2    100.0%    $384.8    100.0%
Operating expense .................      566.9     65.2%     269.1     69.9%
Depreciation and amortization .....       71.0      8.2%      24.8      6.5%
Selling, general and administrative       67.3      7.7%      39.3     10.2%
                                        ------    ------    ------    ------
Operating income ..................     $164.0     18.9%    $ 51.6     13.4%
                                        ======    ======    ======    ======



Revenues

Components of revenue ($ in millions):            Six Months Ended February 28,
                                                  ------------------------------
                                                        1999             1998
                                                  ------------------------------
Collection and Recovery Services
    Industrial Services .......................   $399.8    46%    $215.8    56%
    Commercial and Institutional Services .....    266.9    31%       0.0     0%
                                                  ------   ----    ------   ----
Total Collection and Recovery Services ........    666.7    77%     215.8    56%

Treatment and Disposal Services ...............    170.8    20%     169.0    44%

European Operations ...........................     31.7     3%       0.0     0%
                                                  ------   ----    ------   ----

     Total revenue ............................   $869.2   100%    $384.8   100%
                                                  ======   ====    ======   ====

         Revenues increased $484.4 million, or 126%, during the six months ended February 28, 1999 compared to the six months ended February 28, 1998. Revenue from collection and recovery services to industrial customers increased $184.0 million, or 85%, while the addition of collection and recovery services to commercial and institutional customers generated an additional $266.9 million. Increased revenue from collection and recovery services reflects the inclusion of the acquired Old Safety-Kleen business. Revenue from treatment and disposal services increased $1.8 million, or 1%. The acquired European operations of Safety-Kleen provided an additional $31.7 million in revenue through the period ended November 30, 1998 and have been reported on an equity basis subsequently.

         The Company eliminates inter-company revenues in presenting consolidated financial results. The majority of such eliminations occur at the Company's disposal facilities which receive waste streams from the Company's collection and recovery services network.


         Management's estimate of the components of the changes in the Company's consolidated revenue is as follows:

                                                  Percentage Increase (Decrease)
                                                  Six Months Ended February 28,
                                                  ------------------------------
                                                 1999 over 1998   1998 over 1997
                                                 --------------  --------------
Expansion of customer base by acquisition .......     126.0%          24.2%
Other, primarily through volume and price changes      3.7%            7.6%
Divestitures and closures .......................     (2.3%)          (8.2%)
Foreign exchange rate changes ...................     (1.5%)          (0.7%)
                                                     ------           -----
     Total ......................................    125.9%           22.9%
                                                     ======           =====


         The comparative increase in revenue for the six months ended February 28, 1999 was primarily due to the inclusion of the acquired operations of Old Safety-Kleen. Current revenues from existing operations grew primarily as a result of increased throughput at the Company's treatment and disposal facilities. Prior year revenues included contributions from an industrial and solid waste landfill which was divested on December 18, 1997 and from a thermal treatment facility which was closed on August 31, 1998. A reduction in revenues due to foreign exchange rate changes resulted from a relative decline in the Canadian dollar translation rate.


Operating Expenses

         Operating expenses increased $297.8 million, or 111%, during the six months ended February 28, 1999, compared to the six months ended February 28, 1998. The increase was primarily attributable to additional business obtained as part of the acquisition of Old Safety-Kleen. As a percentage of revenue, operating expense decreased to 65.2% from 69.9% in the prior year, primarily due to the increased utilization of existing facilities and acquisition related cost reduction measures.

         The Company estimates that it has realized annualized acquisition related cash cost savings of approximately $130 million. Management expects the annualized acquisition related cash cost savings to reach approximately $165 million by the end of fiscal year 1999.

Depreciation and Amortization Expense

         Depreciation and amortization expense increased $46.2 million, or 186%, during the six months ended February 28, 1999, compared to the prior year. The increase related to the acquired operations of Old Safety-Kleen. As a percentage or revenue, depreciation and amortization expense was 8.2%, compared to 6.5% in the prior year. The increase as a percentage of revenue is primarily attributable to the amortization of the excess purchase price relating to the acquisition of Old Safety-Kleen.


Selling, General and Administrative Expenses

         Selling, general and administrative expenses increased $28.0 million, or 71% during the six months ended February 28, 1999, versus the prior year. As a percentage of revenue, selling, general and administrative expenses decreased to 7.7% from 10.2% in the prior year due to cost reduction measures and economies of scale gained through the acquisition of Old Safety-Kleen.


Interest Expense

         Interest expense increased $57.1 million, or 202%, during the six months ended February 28, 1999, over the prior year as a result of the additional long term debt incurred to finance the acquisition of Old Safety-Kleen.


Income Tax Expense

         Income tax expense increased $24.1 million, or 252%, during the six months ended February 28, 1999, over the prior year due to an increase in taxable income attributable to the acquisition of Old Safety-Kleen.


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


CAPITALIZATION

          On November 24, 1998, the Company's shareholders approved a one-for-four reverse stock split which became effective at the close of business on November 30, 1998. As a result, shareholders received one share of Safety-Kleen common stock for each four shares previously held.

         On November 15, 1998, the Company issued 635,208 shares to satisfy interest due on the subordinated convertible debenture.


LIQUIDITY

         Total cash provided by operations during the six months ended February 28, 1999 was $80.7 million. This was composed of $143.3 million from operations before financing working capital requirements of $13.8 million and $48.8 million related to spending on acquisition liabilities.

         On December 23, 1998, the Company announced the recapitalization of its European operations resulting in the sale of 56% of the Company's equity interest in that entity. As a result of the recapitalization the Company will receive gross proceeds of $154.0 million. During the six months ended February 28, 1999, the Company received $138.7 million of net proceeds (net of $5 million cash left in the European operations at the time of sale). The balance of the gross proceeds will be received as a dividend tax refund within the current year.

         The Company's primary sources of liquidity are cash flows from operations, existing cash and short-term investments of $10.9 million, and the short-term unused working capital bank lines and unused cash portion of the Senior Credit Facility's revolver tranche of $340.0 million.

         The Company expects to fund capital expenditures, debt repayment and environmental liability requirements from cash flows from operations.

CAPITAL EXPENDITURES AND CAPITAL RESOURCES

         Investing activities for the six months ended February 28, 1999, generated cash of $105.1 million. Net expenditures for the purchase of fixed assets for normal replacement requirements and increases in services were $29.7 million and net proceeds from the sale of the European operations were $138.7 million. The Company's projected capital expenditures for fiscal 1999 are approximately $80.0 million. The Company believes that it has adequate resources to finance these expenditures.

         The Company's Senior Credit Facility contains negative, affirmative and financial covenants customarily found in credit agreements for financings similar to the financing provided under the Senior Credit Facility, including covenants limiting annual capital expenditures, restricting debt, guaranties, liens, mergers and consolidations, sales of assets and payment of dividends. The Company was in compliance with all of its covenants at February 28, 1999.


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

The Phase II action  plans have been  developed  and the  Company  is  currently implementing those remedial plans. The Company's plan to bring deficient financial systems into compliance through the previously scheduled purchase of software upgrades has been accomplished and these upgrades have tested satisfactorily. Remediation of the operational systems will be accomplished through a combination of hardware and software upgrades and program changes. The Company expects this process to be completed by mid-calendar year 1999. The deficiencies in the incinerator distributed control systems will be remedied by the installation, during the second calendar quarter of 1999, of upgrades purchased from the systems vendors. With respect to the third-party vendors, the Company has contacted most of its major suppliers and has received indications that they are either compliant or intend to be compliant by mid-calendar year 1999.

         The Company believes it will spend approximately $10.0 million for Y2K compliance and will require 20,000 programming man days to bring the Company's computer systems into compliance, including Old Safety-Kleen issues. To date, the Company has completed approximately 17,500 programming man days towards this effort. $1.4 million was incurred in fiscal year 1998, with the balance to be incurred in fiscal year 1999.

         The Company believes that the action plans that have been developed and the implementation time frames that have been established adequately allow for unexpected issues that could arise, therefore, contingency plans have not been prepared. The Company will monitor the remaining time to complete the implementation and will review the requirement to prepare contingency plans on a monthly basis. As all Phase II action plans are scheduled to be completed by June 30, 1999, the Company will be in a position to determine the need for contingency plans over the next few months.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

GENERAL

         The business of the Company's hazardous and industrial waste services is continuously regulated by federal, state, provincial and local provisions that have been enacted or adopted, regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment. The nature of the Company's businesses results in its frequently becoming a party to judicial or administrative proceedings involving all levels of governmental authorities and other interested parties. The issues that are involved generally relate to applications for permits and licenses by the Company and their conformity with legal requirements and alleged technical violations of existing permits and licenses. The Company does not believe that these issues will be material to the Company's operations or financial condition. At February 28, 1999, subsidiaries of the Company were involved in four proceedings of the latter type relating primarily to activities at waste treatment, storage and disposal facilities where the Company believes sanctions involved in each instance may exceed $100,000. The Company believes that the ultimate disposition of these issues will not have a materially adverse effect upon the Company's consolidated financial position or results of operations.

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

         In the United States, CERCLA imposes financial liability on persons who are responsible for the release of hazardous substances into the environment. Present and past owners and operators of sites which release hazardous substances, as well as generators and transporters of the waste material, are jointly and severally liable for remediation costs and environmental damage. At February 28, 1999, the Company had been notified that it was a potentially responsible party in connection with 48 locations in its hazardous waste management and other businesses. The Company continually reviews its status with respect to each location and the extent of its alleged contribution to the volume of waste at the location, the available evidence connecting the Company to that location, and the numbers and financial soundness of other potentially responsible parties at the location. Based upon presently available information, the Company does not believe that potential liabilities arising from its involvement with these locations will be material to the Company's operations or financial condition.

TAX MATTERS

         On March 1, 1999, Laidlaw Inc. ("Laidlaw") announced a settlement of a dispute between Laidlaw's United States subsidiaries and the Commissioner of Internal Revenue relating to the timing and deductibility for tax purposes of interest attributable to loans owing to related foreign persons during the years from 1986 to 1994.

         The total net after tax cash cost to Laidlaw will be approximately $226 million. The payment includes approximately $121 million in taxes together with interest of approximately $161 million ($105 million after tax).

         This settlement resolves matters in the United States Tax Court (captioned as Laidlaw Transportation, Inc. and Subsidiaries et. al v. Commissioner of Internal Revenue, Docket Nos. 9361-94 and 9362-94) relating to the 1986 to 1991 fiscal years as well as claims raised in a thirty day letter relating to the 1992 to 1994 fiscal years. The Commissioner of Internal Revenue has asserted claims totaling approximately $500 million.

         Pursuant to the agreement dated February 6, 1997 among the Company, Laidlaw and Laidlaw Transportation, Inc. ("LTI"), Laidlaw and LTI are responsible for any tax liabilities resulting from these matters. Based upon discussions with Laidlaw, the Company's income tax provision determined on a separate return basis during the period audited by the Internal Revenue Service was sufficient and no additional taxes or interest are due to or from Laidlaw as a result of the settlement.

VILLE MERCIER FACILITY

         On or about  February 9 and March 12,  1999,  Ville  Mercier  and three neighboring municipalities filed separate legal proceedings against the subsidiary and certain related companies together with certain former officers and directors, as well as against the Government of Quebec. The lawsuits assert that the defendants are jointly and severally responsible for the contamination of groundwater in the region, which Plaintiffs claim was caused by contamination from the former Ville Mercier lagoons, and which they claim caused each municipality to incur additional costs to supply drinking water for their citizens since the 1970's and early 1980's. The four municipalities claim a total of CDN$1,595,000 as damages for additional costs to obtain drinking water supplies and seek an injunctive order to obligate the defendants to remediate the groundwater in the region.

         Other than as herein reported there have been no additional significant legal proceedings nor any material changes in the legal proceedings reported in
PART II, Item 3 of the Registrant's Report on Form 10-K for the twelve months ended August 31, 1998.

ITEM 5. OTHER INFORMATION.

PROPOSALS FOR 1999 ANNUAL MEETING OF SHAREHOLDERS

         Shareholders who intend to present proposals for consideration at next year's annual meeting are advised that any such proposal must be received by the secretary of the Company no later than the close of business on June 29, 1999, if such proposal is to be considered for inclusion in the proxy statement and form or proxy relating to that meeting.

         If any shareholder's proposal is received after September 12, 1999 the Company's proxies for the 1999 Annual Meeting may exercise discretionary authority with respect to such proposal at the 1999 Annual Meeting without any reference to such proposal being made in the proxy statement for such meeting.

RESIGNATION OF DIRECTOR AND APPOINTMENT OF SUBSTITUTE DIRECTOR

         Mr. John Grainger resigned his position as Director of the Company on March 30, 1999. In accordance with Article 3, Section 3.2 of the By-laws of the Company, Mr. Robert Luba was appointed by a majority of the Board of Directors on March 30, 1999 to hold the office vacated by Mr. Grainger until the expiration of his term, at the Annual Meeting of Shareholders in 2001.

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

(3)(a)(ii) Certificate of Amendment to the Restated Certificate of Incorporation of the Company dated November 25, 1998 filed as Exhibit (3)(a)(iii) to the Registrant's Form 10-Q for the quarter ended November 30, 1998 and incorporated herein by reference.

(3)(a)(iii) Certificate of Amendment to the Restated Certificate of Incorporation of the Company dated November 30, 1998 filed as Exhibit (3)(a)(iv) to the Registrant's Form 10-Q for the quarter ended November 30, 1998 and incorporated herein by reference.

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

(4)(f) Amended and Restated Credit Agreement among Laidlaw Chem-Waste, Inc., Laidlaw Environmental Services (Canada) Ltd., Toronto Dominion (Texas) Inc., The Toronto-Dominion Bank, TD Securities (USA) Inc., The Bank of Nova Scotia, NationsBank, N.A. and The First National Bank of Chicago and NationsBank, N.A. as Syndication Agent dated as of April 3, 1998.

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

(4)(s) Guaranty Agreement dated May 15, 1997 by Laidlaw Inc. to Westinghouse Electric Corporation guaranteeing Promissory Note dated May 15, 1997 (as referenced in Exhibit (4)(r)) from Laidlaw Environmental Services, Inc. to Westinghouse Electric Corporation), filed as Exhibit 4(o) to the Registrant's Form 10-Q for the Quarter ended May 31, 1997, and incorporated herein by reference.

(4)(t) Other instruments defining the rights of holders of nonregistered debt of the Registrant have been omitted from this exhibit list because the amount of debt authorized under any such instrument does not exceed 10% of the total assets of the Registrant and its subsidiaries. The Registrant agrees to furnish a copy of any such instrument to the Commission upon request.

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

(10)(c) Second  Amendment to Stock Purchase  Agreement (as referenced in Exhibit
(10)(b) above), dated May 15, 1997 among Westinghouse Electric Corporation, Rollins Environmental Services, Inc. and Laidlaw Inc., filed as Exhibit 4(m) to the Registrant's Form 10-Q for the Quarter ended May 31, 1997, and incorporated herein by reference.

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

(10)(i) Corporate Incentive Plan for fiscal year 1999, filed as Exhibit (10)(i) to the Registrant's Form 10-Q for the quarter ended November 30, 1998 and incorporated herein by reference.

(10)(j) Operations Management Incentive Plan for fiscal year 1999 filed as Exhibit (10)(j) to the Registrant's Form 10-Q for the quarter ended November 30, 1998 and incorporated herein by reference.

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

(10)(n) Form of Change of Control Agreement LES-C1, filed as Exhibit 10(m) to the Registrant's 10-K for the year ended August 31, 1998, and incorporated herein by reference.

(11)     Statement of Computation of Per Share Earnings

(12)     Statement Re: Computation of Ratios

(27)     Financial Data Schedule.

(b)      Reports on Form 8-K.

The Company filed a Current Report on Form 8-K, dated December 28, 1998, which contained Item 5 related to a press release announcing the recapitalization of Safety-Kleen Europe, its U.K. business unit.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


   DATE:  April 14, 1999                    SAFETY-KLEEN CORP.
   -----  --------------                    ------------------
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