Form 10-Q
period 1999-05-31
SAFETY KLEEN CORP/
filed 1999-07-15
CIK 701856

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                  For the Quarterly Period Ended May 31, 1999


                         Commission File Number 1-8368


                               SAFETY-KLEEN CORP.
                               -----------------
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

                            Yes   X     No ____
                                 ---

          The number of shares of the issuer's common stock outstanding as of July 7, 1999 was 88,926,299.

                               SAFETY-KLEEN CORP.


                                      INDEX

PART 1   FINANCIAL INFORMATION


Item 1   Financial Statements

         Consolidated Statements of Income for the Three and Nine Months Ended
                May 31, 1999 and 1998..................................................................................

         Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended
                May 31, 1999 and 1998..................................................................................

         Consolidated Balance Sheets as of May 31, 1999 and August 31, 1998............................................

         Consolidated Statements of Cash Flows for the Nine Months Ended
                May 31, 1999 and 1998..................................................................................

         Notes to Unaudited Consolidated Financial Statements..........................................................

Item 2   Management's Discussion and Analysis of Financial Condition and Results of Operations.........................


PART II  OTHER INFORMATION

Item 1   Legal Proceedings.............................................................................................

Item 2   Changes In Securities and Use Of Proceeds.....................................................................

Item 6   Exhibits and Reports on Form 8-K..............................................................................


Signatures.............................................................................................................




                               SAFETY-KLEEN CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
                     ($ in thousands, except per share data)
                                   (Unaudited)

                                                                   Three Months Ended            Nine Months Ended
                                                                         May 31,                      May 31,
                                                                            -------                        -------
                                                                       1999       1998            1999        1998
                                                                       ----       ----            ----        ----

Revenues.......................................................    $ 400,935   $ 365,705      $ 1,270,089   $ 750,472
                                                                   ---------   ---------      -----------   ---------

Expenses:

   Operating...................................................      244,390     244,033          811,289     513,138
   Depreciation and amortization...............................       33,272      31,108          104,245      55,927
   Selling, general and administrative.........................       33,162      35,037          100,402      74,273
   Restructuring and other charges.............................           --      65,831               --      65,831
                                                                 -----------   ---------      -----------   ---------
     Total expenses............................................      310,824     376,009        1,015,936     709,169
                                                                 -----------   ---------      -----------   ---------
Operating income (loss)........................................       90,111     (10,304)         254,153      41,303
Interest expense, net..........................................       40,460      29,804          127,143      58,050
Equity in earnings of associated company.......................        1,002          --            2,104          --
                                                                 -----------   ---------      -----------   ---------
Income (loss) before income tax expense (benefit)..............       50,653     (40,108)         129,114     (16,747)
Income tax expense (benefit)...................................       20,959     (15,837)          54,614      (6,282)
                                                                 -----------   ----------     -----------   ----------
Income (loss) before minority interest.........................       29,694     (24,271)          74,500     (10,465)
Minority interest, net of tax..................................           --         235            1,211         129
                                                                 -----------   ---------      -----------   ---------
Income (loss) before extraordinary item........................       29,694     (24,036)          75,711     (10,336)
Extraordinary item, net of applicable income tax...............           --     (11,283)              --     (11,283)
                                                                 -----------   ----------     -----------   ----------
Net income (loss)..............................................  $    29,694   $ (35,319)     $    75,711   $ (21,619)
                                                                 ===========   ==========     ===========   ==========

Basic income (loss) per share:

   Income (loss) before extraordinary item.....................  $     0.34    $  (0.34)       $     0.86    $  (0.19)
   Extraordinary item, net of applicable income tax............           --      (0.16)               --       (0.21)
                                                                 -----------   ---------      -----------   ---------
   Net income (loss)...........................................  $     0.34    $  (0.50)       $     0.86    $  (0.40)
                                                                 ==========    =========       ==========    =========
   Weighted average common stock outstanding (000s)............       88,469      70,233           88,233      53,756
                                                                 ===========   =========      ===========    =========

Diluted income (loss) per share:

   Income (loss) before extraordinary item.....................  $     0.30    $  (0.34)       $     0.76    $  (0.19)
   Extraordinary item, net of applicable income tax............           --      (0.16)               --      (0.21)
                                                                 -----------   ---------      -----------    ---------
   Net income (loss)...........................................  $     0.30    $  (0.50)       $     0.76    $  (0.40)
                                                                 ==========    =========       ==========    =========
   Weighted average common stock outstanding and
     assumed conversions (000s)................................      111,835      70,233          111,610      53,756
                                                                 ===========   =========      ===========    =========



           See accompanying Notes to Consolidated Financial Statements


                                                 SAFETY-KLEEN CORP.
                                   CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                  ($ in thousands)
                                                     (Unaudited)

                                                                     Three Months Ended           Nine Months Ended
                                                                         May 31,                       May 31,
                                                                         -------                       -------
                                                                       1999        1998            1999        1998
                                                                       ----        ----            ----        ----

Net income (loss)..............................................  $    29,694   $ (35,319)     $    75,711   $ (21,619)
Other comprehensive income, net of tax:
   Unrealized foreign currency translation adjustment..........        3,358      (1,697)           3,294      (3,962)
   Unrealized gain on securities available for sale, net
     of tax of $1,247..........................................           --      (1,870)              --          --
                                                                 -----------   ----------     -----------   ---------
Other comprehensive income.....................................        3,358      (3,567)           3,294      (3,962)
                                                                 -----------   -----------    -----------   ----------
Comprehensive income (loss)....................................  $    33,052   $ (38,886)     $    79,005   $ (25,581)
                                                                 ===========   ==========     ===========   ==========


           See accompanying Notes to Consolidated Financial Statements


                               SAFETY-KLEEN CORP.
                           CONSOLIDATED BALANCE SHEETS
                                ($ in thousands)

                                                                                     MAY 31, 1999
                                                                                     (UNAUDITED)          AUGUST 31, 1998
                                                                                     -----------          ---------------

ASSETS

   Current assets

     Cash and cash equivalents............................................       $      10,320      $      16,333
     Trade and other accounts receivable, net of allowance................             362,145            320,048
     Inventories and supplies.............................................              61,290             53,759
     Deferred income taxes................................................              72,368             69,426
     Income taxes recoverable.............................................                  --             37,495
     Other current assets.................................................              71,281             53,750
                                                                                 -------------      -------------
       Total current assets...............................................             577,404            550,811
   Long-term investments..................................................             295,563             35,926
   Property, plant and equipment, net.....................................           2,532,978          2,850,502
   Goodwill, net of amortization..........................................           1,110,717          1,023,154
   Other assets...........................................................              16,882             16,979
                                                                                 -------------      -------------
     Total assets.........................................................       $   4,533,544      $   4,477,372
                                                                                 =============      =============

LIABILITIES

   Current liabilities

     Accounts payable.....................................................       $     151,486      $     128,560
     Accrued liabilities..................................................             184,390            219,352
     Current portion of long-term debt....................................              78,680             77,004
                                                                                 -------------      -------------
       Total current liabilities..........................................             414,556            424,916
   Environmental and other long-term liabilities..........................             258,637            259,459
   Long-term debt.........................................................           1,907,988          1,853,164
   Subordinated convertible debenture.....................................             350,000            350,000
   Deferred income taxes..................................................             491,025            575,127
                                                                                 -------------      -------------
     Total liabilities....................................................           3,422,206          3,462,666
                                                                                 -------------      -------------

   Commitments and contingencies..........................................                  --                 --
                                                                                 -------------      -------------

STOCKHOLDERS' EQUITY

   Common stock, par value $1.00 per share; authorized  250,000,000;
    issued and outstanding 88,923,674 - May 31, 1999; 87,746,243 -
    August 31, 1998.......................................................              88,924              87,746
   Additional paid-in capital.............................................           1,198,996          1,182,547
   Accumulated other comprehensive income.................................             (15,534)           (18,828)
   Accumulated deficit....................................................            (161,048)          (236,759)
                                                                                 --------------     --------------
     Total stockholders' equity...........................................           1,111,338          1,014,706
                                                                                 -------------      -------------
     Total liabilities and stockholders' equity...........................       $   4,533,544      $   4,477,372
                                                                                 =============      =============


           See accompanying Notes to Consolidated Financial Statements

                                                 SAFETY-KLEEN CORP.
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  ($ in thousands)
                                                     (Unaudited)

                                                                                            Nine Months Ended
                                                                                                 May 31,
                                                                                                 -----
                                                                                         1999             1998
                                                                                         ----             ----


Cash flows from operating activities:

   Net income (loss)                                                             $      75,711     $     (21,619)
   Adjustments to reconcile net income (loss) to net cash provided by operations:

       Extraordinary item, net of applicable income tax                                     --            11,283
       Restructuring and other charges, net of applicable income tax                        --            39,499
       Depreciation and amortization                                                   104,245            55,927
       Deferred income taxes                                                            33,524             7,816
       Change in working capital and other items                                       (55,001)          (18,142)
       Decrease in liabilities assumed upon acquisition                                (67,395)          (19,830)
                                                                                 --------------    --------------
Net cash provided by operating activities                                               91,084            54,934
                                                                                 -------------     -------------

Cash flows from investing activities:

   Cash expended on business acquisitions                                               (9,796)      (1,282,744)
   Proceeds from sale of business                                                      138,617            33,675
   Purchases of property, plant and equipment                                          (48,875)          (34,564)
   Increase in long-term investments                                                  (219,375)               --
   Change in other, net                                                                   (478)            7,539
                                                                                 --------------    -------------
Net cash used in investing activities                                                 (139,907)       (1,276,094)
                                                                                 --------------    --------------

Cash flows from financing activities:

   Issuance of common stock on exercise of stock options                                    34               436
   Bank financing fees and expenses                                                     (9,425)          (36,946)
   Net repayments of long-term debt                                                   (167,838)         (591,547)
   Issuance of long-term debt                                                          225,000         1,857,756
                                                                                 -------------     -------------
Net cash provided by financing activities                                               47,771         1,229,699
                                                                                 -------------     -------------

Effect of exchange rate changes on cash                                                 (4,961)             (202)
                                                                                 --------------    --------------

Net increase (decrease) in cash and cash equivalents                                    (6,013)            8,337
Cash and cash equivalents at:
   Beginning of period                                                                  16,333            11,160
                                                                                 -------------     -------------
   End of period                                                                 $      10,320     $      19,497
                                                                                 =============     =============




           See accompanying Notes to Consolidated Financial Statements

                               SAFETY-KLEEN CORP.
                   Notes to Consolidated Financial Statements
                     For the Nine Months Ended May 31, 1999

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, do not include all of the disclosures required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the interim period results have been included; all such adjustments are of a normal recurring nature. Operating results for the three and nine months ended May 31, 1999 are not necessarily indicative of the results that may be expected for the full fiscal year ending August 31, 1999. These statements should be read in conjunction with the consolidated financial statements, including the accounting policies, and notes thereto included in the Registrant's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on October 29, 1998. Certain amounts as of August 31, 1998 have been reclassified to conform to the current period's presentations.

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

In addition, the shareholders approved a one-for-four reverse stock split, which became effective at the close of business on November 30, 1998. For each four shares of Safety-Kleen common stock, one share of new Safety-Kleen common stock was issued. In connection with the reverse stock split, the number of common shares available for issuance was reduced from 750 million to 250 million. As a result, prior period shares issued and outstanding, weighted average common stock outstanding and basic and diluted income per share have been restated to reflect the reverse stock split.

NOTE 3 - CHANGES IN LONG-TERM DEBT

Subject to stockholder approval, the Company has entered into an agreement with Laidlaw Inc. to repurchase the $350 million pay-in-kind convertible subordinated debenture ("PIK Debenture") which was issued to Laidlaw in May, 1997 in connection with the acquisition of Rollins Environmental Services, Inc. The aggregate purchase price will consist of (i) $200 million in cash, (ii) 11,320,755 shares of common stock and (iii) cash or shares of common stock in an amount equal to any accrued and unpaid interest on the PIK Debenture to the date of repurchase.

On May 17, 1999, the Company issued $225 million 9.25% Senior Notes due 2009 (the "Notes") in a Rule 144A offering. Net proceeds from the sale of the Notes, after the underwriting discount and other expenses, will be approximately $214 million. The proceeds will be used to finance the cash portion of the purchase price for the repurchase of the PIK Debenture, for expenses relating to the repurchase and for general corporate purposes. The Notes mature on May 15, 2009. Interest on the Notes will be payable semiannually commencing November 15, 1999. The Notes will be redeemable, in whole or in part, at the option of the Company, at any time prior to May 15, 2004 at a redemption price equal to the greater of
(i) 100% of the principal amount of such Notes or (ii) the sum of the present values of 104.625% of the principal amount of such Notes and the scheduled payments of interest thereon through and including May 15, 2004, discounted to such redemption date on a semi-annual basis at the adjusted treasury rate plus 50 basis points, together with accrued and unpaid interest, if any. The Notes will be redeemable, in whole or in part, at the option of the Company at any time on or after May 15, 2004 at 104.625% of the principal amount declining ratably in annual increments to par on or after May 15, 2007. In addition, prior to May 15, 2002, the Company may redeem up to 35% of the original aggregate principal amount of the Notes with the net proceeds of one or more public equity offerings at a redemption price equal to 109.25% of the principal amount thereof, plus accrued and unpaid interest. Upon a change in control of the Company, each holder of the Notes may require the Company to repurchase all or a portion of such holder's Notes at 101% of the principal amount thereof, plus accrued interest.

The Company is required to redeem the Notes for 101% of the principal amount plus accrued and unpaid interest, if any, if the repurchase of the PIK Debenture is not completed by September 30, 1999. The net proceeds of the Notes are held in escrow to fund, if necessary, the special mandatory redemption. The escrow fund has been included in long-term investments at May 31, 1999.

The Notes are unsecured and rank equally with all existing and future senior indebtedness and senior to all existing and future subordinated indebtedness. The Notes are not guaranteed by the Company's subsidiaries.

The Notes contain certain covenants that, in certain instances and subject to certain limitations and qualifications, restrict, among other things, (i) the incurrence of additional debt; (ii) the incurrence of certain contingent obligations; (iii) dividends and other payments; (iv) the issuance of stock of subsidiaries; (v) certain investments; (vi) certain liens; (vii) transactions with affiliates; and (viii) certain consolidations, mergers or sales of assets.

In accordance with a Registration Rights Agreement entered into at the time of the issuance of the Notes, the Company is required to file a registration statement with the Securities and Exchange Commission on or before July 16, 1999, pursuant to which the Company proposes to exchange the Notes for registered notes of the Company with terms identical to the Notes.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

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

NOTE 5 - EUROPEAN OPERATIONS

On December 23, 1998, the Company announced the recapitalization of its European operations resulting in the sale of 56% of the Company's equity interest in those operations. As a result of the recapitalization, the Company will receive gross proceeds totaling $154.0 million (of which $138.6 million has been received as of May 31, 1999), which will be used to pay down borrowings under the revolver tranche of the Senior Credit Facility. The transaction resulted in no gain or loss.

Effective December 1, 1998, the Company ceased to consolidate the results of the European operations and began to account for the investment by the equity method.

NOTE 6 - PURCHASE PRICE ALLOCATION

The acquisition of the former Safety-Kleen Corp. in fiscal year 1998 was accounted for under the purchase method. The purchase price was allocated to the assets acquired and liabilities assumed based upon management's best estimate of their fair value at the time of the acquisition. The areas of particular complexity included the valuation of long-lived assets, environmental liabilities, pre-acquisition contingencies and the related deferred tax consequences. The determination of the fair value of these items has been completed and, as a result, the purchase price has been increased by approximately $85 million. The adjustment consists of a $52 million decrease in the fair value of fixed assets based primarily on completed appraisals, an additional liability of $20 million associated with the termination of the Old Safety-Kleen defined benefit pension plan, a $35 million adjustment to environmental and other liabilities based on the Company's evaluation and analysis of facts and information that existed at the acquisition date and obtained prior to the end of the allocation period, and a $22 million decrease in the deferred tax liability.

The purchase price has been allocated to the assets acquired and liabilities assumed based on the fair values at the date of acquisition as follows:

Current assets................................   $      231,351
Property, plant and equipment.................        1,705,314
Goodwill......................................        1,033,077
Other assets..................................           14,680
Current liabilities...........................         (119,927)
Deferred income taxes.........................         (448,810)
Other deferred items..........................         (182,584)
Long-term debt................................         (217,858)
                                                 ---------------
     Total purchase price.....................   $    2,015,243
                                                 ==============

NOTE 7 - STOCKHOLDERS' EQUITY

Changes in the components of stockholders' equity, restated for the effect of the one-for-four reverse stock split, since September 1, 1998 are as follows ($ in thousands):


                                                                       Accumulated
                                                      Additional          Other                              Total
                                        Common         Paid-In        Comprehensive      Accumulated      Stockholders'
                                        Stock          Capital           Income            Deficit           Equiry
                                        -----          -------           ------            -------           ------

Balance, September 1, 1998           $    87,746     $  1,182,547     $    (18,828)     $   (236,759)     $   1,014,706
Net income for period                         --               --               --            75,711             75,711
Issuance of shares (Note A)                1,178           16,449               --                --             17,627
Cumulative foreign currency.......
   translation adjustment                     --               --            3,294                --              3,294
                                     -----------     ------------     ------------      -----------       -------------
Balance, May 31, 1999                $    88,924     $  1,198,996     $    (15,534)     $   (161,048)     $   1,111,338
                                     ===========     ============     =============     =============     =============


Note A: Includes 1,168,541 shares issued to satisfy the November 15, 1998 and May 15, 1999 interest payments due on the subordinated convertible debenture.

NOTE 8 - STATEMENTS OF CASH FLOWS

The non-cash transactions for the nine months ended May 31, 1999 and 1998 are as follows ($ in thousands):


                                                                                 Nine Months Ended
                                                                                       May 31,
                                                                                       -------
                                                                              1999               1998
                                                                              ----               ----

Non-cash investing and financing activities:
   Business combinations:

     Fair value of assets acquired.....................................     $    --       $   2,869,192
     Fair value of liabilities acquired................................          --             930,202
     Less, cash paid                                                             --          (1,252,341)
     Fair value of stock issued on acquisition.........................          --             686,649
   Issuance of common stock to satisfy interest payment due on

     subordinated convertible debenture................................      17,500              17,500
   Issuance of common stock to satisfy payment of directors' fees......          93                  --
   Non-cash transactions arising from sale of business:

     Promissory note receivable........................................          --               8,000
     Reduction of debt.................................................          --              40,814



NOTE 9 - SUMMARIZED FINANCIAL INFORMATION

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



                      Consolidating Condensed Balance Sheet
                                  May 31, 1999
                                   (Unaudited)

                                           Safety-Kleen                Subsidiary
                             Safety-Kleen    Services,   Subsidiary       Non-       Elimination    Consolidated
($ in thousands)                 Corp.         Inc.      Guarantors    Guarantors      Entries         Totals
                                 -----         ----      ----------    ----------      -------         ------
ASSETS

Current assets ...........   $       546   $        --   $   530,183   $    46,675   $        --    $   577,404
Property, plant and
   equipment, net ........            --            --     2,341,408       191,570            --      2,532,978
Investment in subsidiaries     1,586,032     2,731,453     1,681,569         5,495    (6,004,549)            --
Goodwill .................          --              --     1,055,000        55,717            --      1,110,717
Other non-current assets .       219,375            --        91,692         1,378            --        312,445
                             -----------   -----------   -----------   -----------   -----------    -----------
   Total assets ..........   $ 1,805,953   $ 2,731,453   $ 5,699,852   $   300,835   $(6,004,549)   $ 4,533,544
                             ===========   ===========   ===========   ===========   ===========    ===========

LIABILITIES

Current liabilities ......   $     5,415   $    88,883   $   285,134   $    35,124   $        --    $   414,556
Non-current liabilities ..            --            --       742,439         7,223            --        749,662
Long-term debt ...........       339,200     1,507,981        15,932        44,875            --      1,907,988
Subordinated convertible
   debenture .............       350,000            --            --            --            --        350,000
                             -----------   -----------   -----------   -----------   -----------    -----------
   Total liabilities .....       694,615     1,596,864     1,043,505        87,222            --      3,422,206

STOCKHOLDERS'  EQUITY ....     1,111,338     1,134,589     4,656,347       213,613    (6,004,549)     1,111,338
                             -----------   -----------   -----------   -----------   -----------    -----------
Total liabilities and

   stockholders' equity ..   $ 1,805,953   $ 2,731,453   $ 5,699,852   $   300,835   $(6,004,549)   $ 4,533,544
                             ===========   ===========   ===========   ===========   ===========    ===========



                   Consolidating Condensed Statement of Income
                         Three Months Ended May 31, 1999
                                   (Unaudited)

                                                       Safety-Kleen   Subsidiary
                             Safety-Kleen  Services,    Subsidiary      Non-        Elimination  Consolidated
($ in thousands)                 Corp.       Inc.       Guarantors   Guarantors       Entries       Totals
                                 -----       ----       ----------   ----------      -------        ------

Total revenues .............   $     --    $     --      $355,591     $ 49,221        $ (3,877)    $400,935
Operating expenses .........        136          --       279,875       34,690          (3,877)     310,824
                               --------    --------      --------     --------        --------     --------
Operating income (loss) ....       (136)         --        75,716       14,531              --       90,111
Interest expense, net ......      6,527      29,901         2,322        1,710              --       40,460
Equity in undistributed
   earnings of subsidiaries      33,687      51,701         1,002           --         (85,388)       1,002
                               --------    --------      --------     --------        --------     --------
Income before income

   tax expense (benefit) ...     27,024      21,800        74,396       12,821         (85,388)      50,653
Income tax expense (benefit)     (2,670)    (11,887)       29,929        5,587              --       20,959
                               --------    --------      --------     --------        --------     --------
Net income .................   $ 29,694    $ 33,687      $ 44,467     $  7,234        $(85,388)    $ 29,694
                               ========    ========      ========     ========        ========     ========



                   Consolidating Condensed Statement of Income
                         Nine Months Ended May 31, 1999
                                   (Unaudited)

                                              Safety-Kleen                    Subsidiary
                                Safety-Kleen    Services,       Subsidiary        Non-       Elimination     Consolidated
($ in thousands)                   Corp.          Inc.          Guarantors     Guarantors      Entries          Totals
                                   -----          ----          ----------     ----------      -------          ------

Total revenues .............     $      --      $      --      $ 1,069,289     $ 213,382     $   (12,582)    $ 1,270,089
Operating expenses .........           136             --          875,134       153,248         (12,582)      1,015,936
                                 ---------      ---------      -----------     ---------     ------------    -----------
Operating income (loss) ....          (136)           --           194,155        60,134              --         254,153
Interest expense, net ......        19,354        100,120            5,920         1,749              --         127,143
Equity in undistributed
   earnings of subsidiaries         87,111        145,671            2,104            --        (232,782)         2,104
                                 ---------      ---------      -----------     ---------     ------------    -----------
Income before income

   tax expense (benefit) ...        67,621         45,551          190,339        58,385        (232,782)        129,114
Income tax expense (benefit)        (8,090)       (41,560)          79,010        25,254              --          54,614
                                 ---------      ---------      -----------     ---------     ------------    -----------
Income before minority

   interest ................        75,711         87,111          111,329        33,131        (232,782)        74,500
Minority interest ..........            --             --              176         1,035              --           1,211
                                 ---------      ---------      -----------     ---------     ------------    -----------
Net income .................     $  75,711      $  87,111      $   111,505     $  34,166     $  (232,782)    $   75,711
                                 =========      =========      ===========     =========     ============    ===========




                 Consolidating Condensed Statement of Cash Flows
                         Nine Months Ended May 31, 1999
                                   (Unaudited)

                                                Safety-Kleen                   Subsidiary
                                  Safety-Kleen    Services,     Subsidiary        Non-       Elimination     Consolidated
($ in thousands)                      Corp.         Inc.        Guarantors     Guarantors      Entries          Totals
                                      -----         ----        ----------     ----------      -------          ------

Net cash provided by (used in)
   operating activities ......     $   (5,795)   $  (94,105)    $  173,724     $   17,260    $        --     $     91,084
                                   -----------   -----------    -----------    -----------   -----------     ------------
Cash flows from investing
   activities:
Cash expended on

   acquisition of business ...             --            --         (9,694)          (102)            --           (9,796)
Proceeds from sale of business             --            --        138,617             --             --          138,617
Purchases of property, plant
   and equipment .............             --            --        (42,479)        (6,396)            --          (48,875)
Increase in long-term
   investments ...............       (219,375)           --             --             --             --         (219,375)
Change in other, net .........             --            --           (604)           126             --             (478)
                                   -----------   ----------     -----------    -----------   -----------     ------------
Net cash provided by (used in)

   investing activities ......       (219,375)           --         85,840         (6,372)            --         (139,907)
                                   -----------   ----------     ----------     -----------   -----------     ------------
Cash flows from financing
   activities:
Issuance of common stock on

   exercise of stock options .             34            --             --             --             --               34
Borrowings of long-term debt .        225,000            --             --             --             --          225,000
Repayment of long-term debt ..             --      (158,983)          (918)        (7,937)            --         (167,838)
Bank financing fees ..........         (9,179)         (246)            --             --             --           (9,425)
Intercompany payable
   (receivable) ..............          9,315       253,334       (253,307)        (9,342)            --               --
                                   -----------   -----------    -----------    -----------   -----------     ------------
Net cash provided by (used in)
   financing activities ......        225,170        94,105       (254,225)       (17,279)            --           47,771
                                   -----------   -----------    -----------    -----------   -----------     ------------
Effect of exchange rate
   changes on cash ...........             --            --             --         (4,961)            --           (4,961)
                                   -----------   -----------    -----------    -----------   -----------     -------------
Net increase (decrease) in
   cash and cash equivalents .             --            --          5,339        (11,352)            --           (6,013)
Cash and cash equivalents at:
   Beginning of period .......             --            --          4,343         11,990             --           16,333
                                   -----------   -----------    -----------    ---=-------   -----------     ------------
   End of period .............     $       --    $       --     $    9,682     $      638    $        --     $     10,320
                                   ===========   ===========    ===-=======    ===========   ===========     ============




                      Consolidating Condensed Balance Sheet
                                 August 31, 1998
                             Safety-Kleen Subsidiary

                            Safety-Kleen    Services,     Subsidiary        Non-       Elimination     Consolidated
($ in thousands)               Corp.          Inc.        Guarantors     Guarantors      Entries          Totals
                               -----          ----        ----------     ----------      -------          ------
ASSETS

Current assets ...........   $        --   $        --   $    439,751   $   111,060    $        --     $    550,811
Property, plant and
   equipment, net ........            --            --      2,454,211       396,331            (40)       2,850,502
Investment in subsidiaries     1,496,759     2,776,635      1,322,059           166     (5,595,619)              --
Goodwill .................            --            --        951,655        71,499             --       1,023,154
Other non-current assets .            --            --         52,134           771             --          52,905
                                           -----------    -----------   -----------    -----------     ------------
   Total assets ..........   $ 1,496,759   $ 2,776,635   $ 5,219,810    $   579,827    $(5,595,659)    $  4,477,372
                                           ===========    ===========   ============   ===========     ============

LIABILITIES

Current liabilities ......   $     6,853   $    88,089    $   246,359   $    83,617 $           (2)    $    424,916
Non-current liabilities ..         --               --        722,622       111,964             --          834,586
Long-term debt ...........       125,200     1,661,989         16,334        49,641             --        1,853,164
Subordinated convertible
   debenture .............       350,000            --             --            --             --          350,000
                                           -----------    -----------   -----------    -----------     ------------
   Total liabilities .....       482,053     1,750,078        985,315       245,222             (2)       3,462,666

STOCKHOLDERS'  EQUITY ....     1,014,706     1,026,557      4,234,495       334,605     (5,595,657)       1,014,706
                                           -----------    -----------   -----------    -----------     ------------
Total liabilities and

   stockholders' equity ..   $ 1,496,759   $ 2,776,635    $ 5,219,810   $   579,827    $(5,595,659)    $  4,477,372
                             ===========   ===========    ===========   ===========    ===========     ============


                   Consolidating Condensed Statement of Income
                         Three Months Ended May 31, 1998
                                   (Unaudited)

                                               Safety-Kleen                    Subsidiary
                                Safety-Kleen     Services,      Subsidiary        Non-       Elimination    Consolidated
($ in thousands)                   Corp.           Inc.         Guarantors     Guarantors      Entries         Totals
                                   -----           ----         ----------     ----------      -------         ------

Total revenues ...............   $       --    $         --     $  291,176     $   78,694    $    (4,165)   $     365,705
Operating expenses ...........           --              --        311,390         68,784         (4,165)         376,009
                                 ----------    ------------     ----------     ----------    ------------   -------------
Operating income (loss) ......           --              --        (20,214)         9,910             --          (10,304)
Interest expense, net ........        6,505          21,123            192          1,984             --           29,804
Undistributed earnings
   (losses) of subsidiaries ..      (31,751)         (9,464)            --             --         41,215               --
                                 -----------   -------------    -----------    ----------    -----------    -------------
Income (loss) before income
   tax expense (benefit) .....      (38,256)        (30,587)       (20,406)         7,926         41,215          (40,108)
Income tax expense (benefit) .       (2,937)         (8,912)        (5,644)         1,656             --          (15,837)
                                 -----------   -------------    -----------    ----------    -----------    -------------
Income (loss) before

   minority interest .........      (35,319)        (21,675)       (14,762)         6,270         41,215          (24,271)
Minority interest ............           --             --            (384)           619             --              235
                                 -----------   -------------    -----------    ----------    -----------    -------------
Income (loss) before

   extraordinary item ........      (35,319)        (21,675)       (15,146)         6,889       41,215            (24,036)
Extraordinary item, net of tax           --         (10,076)            --         (1,207)        --              (11,283)
                                 -----------   -------------    -----------    -----------   -----------    -------------
Net income (loss) ............   $  (35,319)   $    (31,751)    $  (15,146)    $    5,682    $    41,215    $     (35,319)
                                 ===========   =============    ===========    ===========   =======--==    =============




                   Consolidating Condensed Statement of Income
                         Nine Months Ended May 31, 1998
                                   (Unaudited)

                                                Safety-Kleen                   Subsidiary
                                  Safety-Kleen    Services,     Subsidiary        Non-       Elimination     Consolidated
($ in thousands)                        Corp.       Inc.        Guarantors     Guarantors      Entries         Totals
                                        -----       ----        ----------     ----------      -------         ------

Total revenues ...............     $       --    $        --    $  596,378     $  158,259    $    (4,165)     $  750,472
Operating expenses ...........             --             --       581,315        132,019         (4,165)        709,169
                                   ----------    -----------    ----------     ----------    ------------     ----------
Operating income .............             --             --        15,063         26,240             --          41,303
Interest expense, net ........         19,265         33,684           419          4,682             --          58,050
Undistributed earnings
   (losses) of subsidiaries ..        (10,233)        19,750            --             --         (9,517)             --
                                   -----------    ----------    ----------     ----------    ------------     ----------
Income (loss) before income
   tax expense (benefit) .....        (29,498)       (13,934)       14,644         21,558         (9,517)        (16,747)
Income tax expense (benefit) .         (7,879)       (13,777)        9,143          6,231             --          (6,282)
                                   -----------    -----------   ----------     ----------    ------------     ----------
Income (loss) before

   minority interest .........        (21,619)          (157)        5,501         15,327         (9,517)        (10,465)
Minority interest ............             --             --            --            129             --             129
                                   ----------    ------------   ----------     ----------    ------------     ----------
Income (loss) before

   extraordinary item ........        (21,619)          (157)        5,501         15,456         (9,517)        (10,336)
Extraordinary item, net of tax             --        (10,076)           --         (1,207)            --         (11,283)
                                   -----------    -----------   ----------     -----------    -----------     ----------
Net income (loss) ............    $   (21,619    $   (10,233)   $    5,501     $   14,249    $    (9,517)     $  (21,619)
                                   ===========   ============   ==========     ==========    ===========      ==========




                 Consolidating Condensed Statement of Cash Flows
                         Nine Months Ended May 31, 1998
                                   (Unaudited)

                                                    Safety-Kleen                  Subsidiary
                                    Safety-Kleen     Services,     Subsidiary        Non-       Elimination   Consolidated
($ in thousands)                       Corp.           Inc.        Guarantors     Guarantors      Entries       Totals
                                       -----           ----        ----------     ----------      -------       ------

Net cash provided by (used in)
   operating activities .......      $  (14,997)     $  (31,134)  $    41,451     $    59,614    $      --     $    54,934
                                     -----------     -----------   ----------     -----------    ---------     -----------
Cash flows from investing
   activities:
Cash expended on

   acquisition of business ....              --              --    (1,274,177)         (8,567)          --      (1,282,744)
Proceeds from sale of business               --              --        33,675              --           --          33,675
Purchases of property, plant
   and equipment ..............              --              --       (27,220)         (7,344)          --         (34,564)
Change in other, net ..........              --              --         7,683            (144)          --           7,539
                                     ----------      ----------    ----------     ------------   ---------     -----------
Net cash used in investing
   activities .................              --              --    (1,260,039)        (16,055)          --      (1,276,094)
                                     ----------      ----------    -----------    ------------   ---------     -----------
Cash flows from financing
   activities:
Issuance of common stock

   on exercise of stock options             436              --            --              --           --             436
Bank financing fees ...........              --         (36,946)           --              --           --         (36,946)
Borrowings of long-term debt ..              --       1,788,000            --          69,756           --       1,857,756
Repayment of long-term debt ...              --        (315,000)     (217,770)        (58,777)          --        (591,547)
Intercompany payable

   (receivable) ...............          14,561      (1,404,920)    1,417,135         (26,776)          --             --
                                     ----------      -----------   ----------     ------------   ---------     -----------
Net cash provided by (used in)
   financing activities .......          14,997          31,134     1,199,365         (15,797)          --       1,229,699
                                     ----------      ----------    ----------     ------------   ---------     -----------
Effect of exchange rate
   changes on cash ............              --              --            --            (202)          --            (202)
                                     ----------      ----------    ----------     ------------   ---------     -----------
Net increase (decrease) in
   cash and cash equivalents ..              --              --       (19,223)         27,560           --           8,337
Cash and cash equivalents at:
   Beginning of period ........              --              --        24,770         (13,610)          --          11,160
                                     ----------      ----------    ----------     ------------   ---------     -----------
   End of period ..............      $       --      $       --  $      5,547     $    13,950    $      --     $    19,497
                                     ==========      ==========    ==========     ============   =========     ===========


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and related notes thereto included elsewhere herein.

         Results associated with the April 1, 1998 acquisition of Safety-Kleen Corp. ("Old Safety-Kleen") by Laidlaw Environmental Services, Inc. ("Old LESI") have been included in the Company's consolidated results as of the date of the acquisition.

         The following discussion and analysis includes statements that are considered forward-looking based on the Company's expectations and, as such, these statements are subject to uncertainty and risk. See "Factors That May Affect Future Results" below.


RESULTS OF OPERATIONS:
Three Months Ended May 31, 1999 compared with Three Months Ended May 31, 1998

Operating results, before restructuring and other charges and extraordinary items, are as follows ($ in millions):


                                                             Three Months Ended May 31,
                                                             --------------------------
                                                             1999                 1998
                                                     ----------------------------------------

Revenues                                               $400.9  100.0%       $365.7   100.0%
Operating expense                                       244.4   60.9%        244.0    66.7%
Depreciation and amortization                            33.3    8.3%         31.1     8.5%
Selling, general and administrative                      33.1    8.3%         35.1     9.6%
                                                      -------  ------       ------   ------
Operating income before restructuring and other
charges and extraordinary items                        $ 90.1   22.5%       $ 55.5    15.2%
                                                       ======  ======       ======   ======



Revenues

Components of revenue ($ in millions):                       Three Months Ended May 31,
                                                             --------------------------
                                                             1999                 1998
                                                     ---------------------------------------
Collection and Recovery Services
    Industrial Services                                $198.1     50%       $168.3     46%
    Commercial and Institutional Services               133.6     33%         95.0     26%
                                                       ------    ---        ------     ---
Total Collection and Recovery Services                  331.7     83%        263.3     72%

Treatment and Disposal Services                          69.2     17%         82.4     22%

European Operations                                       0.0      0%         20.0      6%
                                                       ------    ---        ------     ---

     Total revenue                                     $400.9    100%       $365.7    100%
                                                       ======    ===        ======    ===



         Revenues increased $35.2 million, or 9.6%, during the three months ended May 31, 1999 compared to the three months ended May 31, 1998. Revenue from collection and recovery services to industrial customers increased $29.8 million, or 17.7%, while collection and recovery services to commercial and institutional customers increased $38.6 million, or 40.6%. Increased revenue from collection and recovery services reflects the inclusion of the acquired Old Safety-Kleen business for the full three months of the current period. Revenue from treatment and disposal services decreased $13.2 million, or 16.0%.

         The Company eliminates inter-company revenues in presenting consolidated financial results. The majority of such eliminations occur at the Company's disposal facilities which receive waste streams from the Company's collection and recovery services network.

         Management's estimate of the components of the changes in the Company's consolidated revenue is as follows:
                                                  Percentage Increase (Decrease)
                                                    Three Months Ended May 31,
                                                          1999 over 1998
                                                          --------------
Expansion of customer base by acquisition                    19.0%
Other, primarily through volume and price changes            (2.4%)
Divestitures and closures                                    (6.2%)
Foreign exchange rate changes                                (0.8%)
                                                             ------
     Total                                                    9.6%
                                                             =====

         The comparative increase in revenue for the three months ended May 31, 1999 was primarily due to the inclusion of a full three months results for the acquired operations of Old Safety-Kleen. Revenues from existing operations decreased primarily due to a $20 million reduction in the level of activity in the Company's harbor dredging and treatment operations within the treatment and disposal component. Absent this $20 million reduction, the price and volume component of the change in revenue would have been a positive 3.4%. Increased throughput at the Company's landfill operations somewhat mitigated the overall reduction. Prior year revenues included contributions from a thermal treatment facility which was closed on August 31, 1998, and from the Company's European operations which were partially divested on December 23, 1998, and deconsolidated as of November 30, 1998. A reduction in revenues due to foreign exchange rate changes resulted from a relative decline in the Canadian dollar translation rate.

         While previously expecting to achieve internal revenue growth of 10% by the end of fiscal 1999, the Company now expects to achieve such growth levels during fiscal 2000.

Operating Expenses

         Operating expenses increased $0.4 million, or 0.2%, during the three months ended May 31, 1999, compared to the three months ended May 31, 1998. The increase was primarily attributable to additional business obtained as part of the acquisition of Old Safety-Kleen. As a percentage of revenue, operating expense decreased to 60.9% from 66.7% in the prior year, primarily due to the increased utilization of existing facilities and other operational assets, acquisition related cost reduction measures, primarily personnel related costs, and an increase in higher margin business.

Depreciation and Amortization Expense

         Depreciation and amortization expense increased $2.2 million, or 7.1%, during the three months ended May 31, 1999, compared to the prior year. The increase related to the acquired operations of Old Safety-Kleen. As a percentage of revenue, depreciation and amortization expense was 8.3%, compared to 8.5% in the prior year. The decrease as a percentage of revenue is primarily attributable to a reduction in capital expenditures from historic levels of the combined companies and the closure of certain facilities as part of the acquisition integration.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses decreased $2.0 million, or 5.7% during the three months ended May 31, 1999, versus the prior year. As a percentage of revenue, selling, general and administrative expenses decreased to 8.3% from 9.6% in the prior year due to cost reduction measures and economies of scale gained through the acquisition of Old Safety-Kleen.

Interest Expense

         Interest expense increased $10.7 million, or 35.9%, during the three months ended May 31, 1999, over the prior year as a result of the additional long term debt incurred to finance the acquisition of Old Safety-Kleen.

Equity in Earnings of Associated Companies

         On December 23, 1998, the Company sold a 56% interest in its European operations. This transaction resulted in no gain or loss. The Company accounts for its remaining interest in the European operations on an equity basis.

Income Tax Expense

         The effective tax rate of 42% on income before equity earnings and taxes ($49.65 million) has increased over the prior year effective rate due to the sale of 56% of the Company's European operations and additional non-deductible goodwill amortization related to the acquisition of Old Safety-Kleen. The European operations had an effective tax rate below that of the overall Company average.

         The Company expects that the effective tax rate will be higher in subsequent quarters due to the continuing impact of the sale of the European operations.


RESULTS OF OPERATIONS:

Nine Months Ended May 31, 1999 compared with Nine Months Ended May 31, 1998

Operating results, before restructuring and other charges and extraordinary items, are as follows ($ in millions):


                                                             Nine Months Ended May 31,
                                                             -------------------------
                                                             1999               1998
                                                    -----------------------------------------

Revenues                                             $1,270.1    100.0%     $750.5    100.0%
Operating expense                                       811.3     63.9%      513.2     68.4%
Depreciation and amortization                           104.2      8.2%       55.9      7.4%
Selling, general and administrative                     100.4      7.9%       74.3      9.9%
                                                     --------    -----      ------    -----
Operating income before restructuring and other
charges and extraordinary items                      $  254.2     20.0%     $107.1     14.3%
                                                     ========    =====      ======    =====



Revenues

Components of revenue ($ in millions):                       Nine Months Ended May 31,
                                                             -------------------------
                                                             1999               1998
                                                    -----------------------------------
Collection and Recovery Services
    Industrial Services                              $  597.9     47%       $384.1     51%
    Commercial and Institutional Services               400.5     32%         95.0     13%
                                                       ------    ----       ------    ----
Total Collection and Recovery Services                  998.4     79%        479.1     64%

Treatment and Disposal Services                         240.0     19%        251.4     33%

European Operations                                      31.7      2%         20.0      3%
                                                       ------    ----       ------    ----

     Total revenue                                   $1,270.1    100%       $750.5    100%
                                                     ========    ====       ======    ====


         Revenues increased $519.6 million, or 69.2%, during the nine months ended May 31, 1999 compared to the nine months ended May 31, 1998. Revenue from collection and recovery services to industrial customers increased $213.8 million, or 55.7%, while collection and recovery services to commercial and institutional customers generated an additional $305.5 million. Increased revenue from collection and recovery services reflects the inclusion of the acquired Old Safety-Kleen business for the full nine month period. Revenue from treatment and disposal services decreased $11.4 million, or 4.5%. The acquired European operations of Safety-Kleen provided an additional $11.7 million in revenue.

         The Company eliminates inter-company revenues in presenting consolidated financial results. The majority of such eliminations occur at the Company's disposal facilities which receive waste streams from the Company's collection and recovery services network.

         Management's estimate of the components of the changes in the Company's consolidated revenue is as follows:

                                                  Percentage Increase (Decrease)
                                                    Nine Months Ended May 31,
                                                        1999 over 1998
Expansion of customer base by acquisition                   73.9%
Other, primarily through volume and price changes            0.8%
Divestitures and closures                                   (4.3%)
Foreign exchange rate changes                               (1.2%)
                                                            ------
     Total                                                  69.2%
                                                            =====


         The comparative increase in revenue for the nine months ended May 31, 1999 was primarily due to the inclusion of the acquired operations of Old Safety-Kleen for the full period. Revenues from existing operations decreased primarily due to a reduction in activity at the Company's harbor dredging and treatment operations within the treatment and disposal component. Prior year revenues included contributions from a thermal treatment facility which was closed on August 31, 1998 and from the Company's European operations which were partially divested on December 23, 1998, and deconsolidated as of November 30, 1998. Prior year revenues also included contributions from an industrial and solid waste landfill which was divested on December 18, 1997. A reduction in revenues due to foreign exchange rate changes resulted from a relative decline in the Canadian dollar translation rate.

Operating Expenses

         Operating expenses increased $298.1 million, or 58.1%, during the nine months ended May 31, 1999, compared to the nine months ended May 31, 1998. The increase was primarily attributable to additional business obtained as part of the acquisition of Old Safety-Kleen. As a percentage of revenue, operating expense decreased to 63.9% from 68.4% in the prior year, primarily due to the increased utilization of existing facilities and acquisition related cost reduction measures.

Depreciation and Amortization Expense

         Depreciation and amortization expense increased $48.3 million, or 86.4%, during the nine months ended May 31, 1999, compared to the prior year. The increase related to the acquired operations of Old Safety-Kleen. As a percentage or revenue, depreciation and amortization expense was 8.2%, compared to 7.4% in the prior year. The increase as a percentage of revenue is primarily attributable to the amortization of the excess purchase price relating to the acquisition of Old Safety-Kleen.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses increased $26.1 million, or 35.1% during the nine months ended May 31, 1999, versus the prior year. As a percentage of revenue, selling, general and administrative expenses decreased to 7.9% from 9.9% in the prior year due to cost reduction measures and economies of scale gained through the acquisition of Old Safety-Kleen.

Interest Expense

         Interest expense increased $69.1 million, or 119.0%, during the nine months ended May 31, 1999, over the prior year as a result of the additional long term debt incurred to finance the acquisition of Old Safety-Kleen.

Equity in Earnings of Associated Companies

         On December 23, 1998, the Company sold a 56% interest in its European operations, realizing cash proceeds of $154.0 million. This transaction resulted in no gain or loss. Effective December 1, 1998, the Company commenced accounting for its remaining interest in the European operations on an equity basis. The equity earnings recorded in the quarter ended May 31, 1999, represent 100% of the European operations for the month of December, 1998, and reflect a 44% interest thereafter. Thus, the European operations' results have been excluded from revenue and expenses effective December 1, 1998.

Income Tax Expense

         The effective tax rate on income before equity earnings and income taxes increased to 43% from 38% due to the sale of 56% of the Company's European operations and additional non-deductible goodwill amortization related to the acquisition of Old Safety-Kleen.


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


CAPITALIZATION

         On November 24, 1998, the Company's shareholders approved a one-for-four reverse stock split which became effective on December 1, 1998. As a result, shareholders received one share of Safety-Kleen common stock for each four shares previously held.

         On November 15, 1998, the Company issued 635,208 shares to satisfy interest due on the subordinated convertible debenture.

         On May 17, 1999, the Company issued 533,333 shares to satisfy interest due on the subordinated convertible debenture.

         On May 17, 1999, the Company issued $225 million 9.25% Senior Notes due 2009 (the "Senior Notes") in a private offering. Net proceeds from the sale of the Senior Notes, after the underwriting discount and other expenses, were approximately $214 million. The net proceeds will be used to finance the cash portion of the purchase price for the repurchase of the subordinated convertible debenture (the "Repurchase"). The net proceeds will be held in escrow pending the attainment of shareholder approval for the issuance of approximately 11.3 million common shares of the Company to finance the stock portion of the purchase price for the Repurchase. The Company is required to redeem the Senior Notes for 101% of the principal amount plus accrued and unpaid interest, if any, if the Repurchase has not been completed by September 30, 1999.


LIQUIDITY

         Total cash provided by operations during the nine months ended May 31, 1999 was $91.1 million. This was composed of $224.4 million from operations before financing working capital requirements of $65.9 million and $67.4 million related to spending on acquisition liabilities.

         On December 23, 1998, the Company announced the recapitalization of its European operations resulting in the sale of 56% of the Company's equity interest in that entity. As a result of the recapitalization the Company will receive gross proceeds of $154.0 million. During the nine months ended May 31, 1999, the Company received $138.6 million of net proceeds (net of $5 million cash left in the European operations at the time of sale). The balance of the gross proceeds will be received as a dividend tax refund within the current year.

         The Company's primary sources of liquidity are cash flows from operations, existing cash and short-term investments of $10.3 million, and the short-term unused working capital bank lines and unused cash portion of the Senior Credit Facility's revolver tranche of $299.9 million.

         The Company expects to fund capital expenditures, debt repayment and environmental liability requirements from cash flows from operations.


CAPITAL EXPENDITURES AND CAPITAL RESOURCES

         Investing activities for the nine months ended May 31, 1999, used cash of $139.9 million. Net expenditures for the purchase of fixed assets for normal replacement requirements and increases in services were $48.9 million, net proceeds from the sale of the European operations were $138.6 million and the purchase of short term investments from the proceeds of the Senior Note issue on May 17, 1999 were $219.4 million. The Company's projected capital expenditures for fiscal 1999 are approximately $65 to $70 million. The Company believes that it has adequate resources to finance these expenditures.

         The Company's Senior Credit Facility contains negative, affirmative and financial covenants customarily found in credit agreements for financings similar to the financing provided under the Senior Credit Facility, including covenants limiting annual capital expenditures, restricting debt, guaranties, liens, mergers and consolidations, sales of assets and payment of dividends. The Company was in compliance with all of its covenants at May 31, 1999.

         The Company's Senior Notes are effectively subordinated to the Company's subsidiaries' indebtedness. The payment of dividends, advances or other distributions from the Company's subsidiaries to the Company, as may be required to service the Senior Notes, may be restricted as they are subject to the various indentures, covenants and other obligations of the subsidiaries.


YEAR 2000 READINESS DISCLOSURE

         The Year 2000 ("Y2K") issue is the result of computer programs using a two-digit format, as opposed to four digits, to indicate the year. Such computer programs will be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to disruptions in operations. The Company developed a three-phase program for Y2K systems compliance. Phase I identified those systems with respect to which the Company had exposure to Y2K issues. Phase II was the development and implementation of action plans for Y2K compliance. Phase III was the final testing of the appropriate major areas of exposure to ensure compliance.

         Phase I was completed early in fiscal 1998 and identified three major areas of Y2K non-compliance:

         (1)      certain modules of our financial and operational systems,

         (2)      incinerator distributed control systems, and

         (3)      third-party vendor relationships.

         The Phase II action plans have been developed with implementation completed during the second calendar quarter of 1999. Our plan to bring deficient financial systems into compliance through the previously scheduled purchase of software upgrades has been accomplished, and these upgrades have tested satisfactorily. Remediation of the operational systems has been accomplished through a combination of hardware and software upgrades and program changes. The deficiencies in the incinerator distributed control systems have been remedied by the installation of upgrades purchased from the systems vendors. With respect to the third-party vendors, we have contacted most of our major suppliers and have received indications that they are either compliant or intend to be compliant by mid-calendar year 1999.

         In fiscal 1999 to date, the Company incurred approximately $7.25 million of costs in connection with its Y2K compliance efforts ($1.4 million was incurred in fiscal 1998). $5.0 million related to software upgrades and program changes to certain modules of the Company's financial and operational systems, $1.0 million related to upgrades to network operations equipment and $1.25 million related to software upgrades to the incinerator distributed control systems.

         Phase III testing, to ensure compliance once the Phase II plans were implemented, was successfully completed during the second calendar quarter of 1999. As all three phases have now been completed, the Company is in the process of developing worst case contingency plans. To the extent we experience material Y2K problems and do not have any contingency plan in effect for remedying such problems, such Y2K problems could have a material adverse effect on our results of operations, financial conditions and cash flow.

         While we believe the occurrence of such a scenario is unlikely, a possible worst case scenario might include (a) delays, inaccuracies or other difficulties with respect to billing customers or the loss of customer records,
(b) our inability to run one or more of our incinerators or recycling facilities, and (c) our key vendors not being able to supply goods and services on a timely basis. The financial impact of any or all of the above worst case scenarios has not been and cannot be estimated by management due to the numerous uncertainties and variables associated with such scenarios.


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

GENERAL

         The business of the Company's hazardous and industrial waste services is continuously regulated by federal, state, provincial and local provisions that have been enacted or adopted, regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment. The nature of the Company's businesses results in its frequently becoming a party to judicial or administrative proceedings involving all levels of governmental authorities and other interested parties. The issues that are involved generally relate to applications for permits and licenses by the Company and their conformity with legal requirements and alleged technical violations of existing permits and licenses. The Company does not believe that these issues will be material to the Company's operations or financial condition. At May 31, 1999, subsidiaries of the Company were involved in five proceedings of the latter type relating primarily to activities at waste treatment, storage and disposal facilities where the Company believes sanctions involved in each instance may exceed $100,000. The Company believes that the ultimate disposition of these issues will not have a materially adverse effect upon the Company's consolidated financial position or results of operations.

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

         In the United States, CERCLA imposes financial liability on persons who are responsible for the release of hazardous substances into the environment. Present and past owners and operators of sites which release hazardous substances, as well as generators and transporters of the waste material, are jointly and severally liable for remediation costs and environmental damage. At May 31, 1999, the Company had been notified that it was a potentially responsible party in connection with 51 locations in its hazardous waste management and other businesses. The Company continually reviews its status with respect to each location and the extent of its alleged contribution to the volume of waste at the location, the available evidence connecting the Company to that location, and the numbers and financial soundness of other potentially responsible parties at the location. Based upon presently available information, the Company does not believe that potential liabilities arising from its involvement with these locations will be material to the Company's operations or financial condition.

VILLE MERCIER FACILITY

         On or about  February 9 and March 12,  1999,  Ville  Mercier  and three neighboring municipalities filed separate legal proceedings against the subsidiary and certain related companies together with certain former officers and directors, as well as against the Government of Quebec. The lawsuits assert that the defendants are jointly and severally responsible for the contamination of groundwater in the region, which Plaintiffs claim was caused by contamination from the former Ville Mercier lagoons, and which they claim caused each municipality to incur additional costs to supply drinking water for their citizens since the 1970's and early 1980's. The four municipalities claim a total of CDN$1,595,000 as damages for additional costs to obtain drinking water supplies and seek an injunctive order to obligate the defendants to remediate the groundwater in the region. For the reasons stated in the related legal proceedings described in the PART II, Item 3 of the Registrant's Report on Form 10-K for the twelve months ended August 31, 1998, the subsidiary will continue to assert that it has no responsibility for the ground water contamination in the region.

         Other than as herein reported there have been no additional significant legal proceedings nor any material changes in the legal proceedings reported in
PART II, Item 3 of the Registrant's Report on Form 10-K for the twelve months ended August 31, 1998.


PART II - OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

(a) In May 1999 the Company issued $225 million 9.25% Senior Notes due May 15, 2009, the proceeds of which are intended to be used to finance the cash portion of the purchase price for the repurchase of the $350,000,000 5% Subordinated Convertible Pay-In-Kind debenture (the "PIK Debenture") issued to Laidlaw Transportation, Inc. on May 15, 1997, for expenses relating to the repurchase of the PIK Debenture and for general corporate purposes. For information concerning this financing arrangement see Note 3 to the Consolidated Financial Statements included in Item 1 of Part I of this report which is hereby incorporated by reference.

(b) On May 17, 1999, the Registrant issued 533,333 shares of its common stock, par value $1.00 per share ("SK Stock"), to Laidlaw Finance (Barbados) Ltd., as interest payment on the PIK Debenture. The Company believes that the shares are exempt from registration pursuant to Section (4)(2) of the Securities Act of 1933, as amended (the "Act"). In determining to issue the SK Stock without registration under the Act management considered the fact that the offering was being made to a single offeree in connection with the interest payment under the Debenture and further, Laidlaw Finance (Barbados) Ltd. represented to the Registrant that it was acquiring the SK Stock for investment and not with a view to, or for resale in connection with, any distribution of the SK Stock.

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

(4)(a) Indenture dated as of May 29, 1998 between LES, Inc. (a subsidiary of the Registrant), Registrant, subsidiary guarantors of the Registrant and The Bank of Nova Scotia Trust Company of New York, as trustee filed as Exhibit 4(b) to the Registrant's Form S-4 Registration Statement No. 333-57587 filed June 24, 1998 and incorporated herein by reference.

(4)(b) First Supplemental Indenture effective as of November 15, 1998 among Safety-Kleen Services, Inc. the Registrant, SK Europe, Inc. and The Bank of Nova Scotia Trust Company of New York, as trustee filed as Exhibit (4)(e) to the Registrant's Form S-4 Registration Statement No. filed July 12, 1999 and incorporated herein by reference.

(4)(c) Indenture dated as of May 17, 1999 between Registrant and the Bank of Nova Scotia Trust Company of New York, as trustee filed as Exhibit (4)(b) to the Registrant's Form S-4 Registration Statement No. filed July 12, 1999 and incorporated herein by reference.

(4)(d) Registrations Rights Agreement dated as of May 17, 1999 between Registrant and TD Securities, NationsBanc Montgomery Securities LLC and Raymond James & Associates, Inc. filed as Exhibit (4)(a) to the Registrant's Form S-4 Registration Statement No. filed July 12, 1999 and incorporated herein by reference.

(4)(e) Amended and Restated Credit Agreement among Laidlaw Chem-Waste, Inc., Laidlaw Environmental Services (Canada) Ltd., Toronto Dominion (Texas) Inc., The Toronto-Dominion Bank, TD Securities (USA) Inc., The Bank of Nova Scotia, NationsBank, N.A. and The First National Bank of Chicago and NationsBank, N.A. as Syndication Agent dated as of April 3, 1998, filed as Exhibit 4(f) to the Registrant's Form 10-Q for the quarter ended February 28, 1999, and incorporated herein by reference.

(4)(f) Supplement to the Amended and Restated Credit Agreement among Laidlaw Chem-Waste, Inc., Laidlaw Environmental Services (Canada) Ltd., Toronto Dominion (Texas) Inc., The Toronto-Dominion Bank, TD Securities (USA) Inc., The Bank of Nova Scotia, NationsBank, N.A. and The First National Bank of Chicago and NationsBank, N.A. as Syndication Agent dated as of April 3, 1998, filed as
Exhibit 4(e) to a subsidiary of the Registrant's Form S-4 Registration Statement No. 333-57587 filed June 24, 1998 and incorporated herein by reference.

(4)(g) Waiver and First Amendment to the Amended and Restated Credit Agreement dated as of May 15, 1998 among LES, Inc., Laidlaw Environmental Services (Canada) Ltd., the Lenders, Toronto Dominion (Texas), Inc., The Toronto Dominion Bank, TD Securities (USA) Inc., The Bank of Nova Scotia, NationsBank, N.A., The First National Bank of Chicago and Wachovia Bank filed as Exhibit 4(f) to a subsidiary of the Registrant's Form S-4 Registration Statement No. 333-57587 filed June 24, 1998 and incorporated herein by reference.

(4)(h) Commitment to Increase Supplement to the Amended and Restated Credit Agreement dated as of June 3, 1998 among LES, Inc., Laidlaw Environmental Services (Canada) Ltd., the Lenders, Toronto Dominion (Texas), Inc., The Toronto Dominion Bank, TD Securities (USA) Inc., The Bank of Nova Scotia, NationsBank, N.A., The First National Bank of Chicago and Wachovia Bank filed as Exhibit 4(g) to a subsidiary of the Registrant's Form S-4 Registration Statement No. 333-57587 filed June 24, 1998 and incorporated herein by reference.

(4)(i) Second Amendment to the Amended and Restated Credit Agreement dated as of November 20, 1998 among Safety-Kleen Services, Inc. (formerly known as LES, Inc.), Safety-Kleen Services (Canada) Ltd. (formerly known as Laidlaw Environmental Services (Canada) Ltd.), the Lenders, Toronto Dominion (Texas), Inc., The Toronto Dominion Bank, TD Securities (USA) Inc., The Bank of Nova Scotia, NationsBank, N.A., The First National Bank of Chicago and Wachovia Bank N.A., filed as Exhibit (4)(j) to the Registrants Form 10-Q for the quarter ended February 28, 1999 and incorporated herein by reference.

(4)(j) Waiver and Third Amendment to the Amended and Restated Credit Agreement dated as of May 6, 1999 among Safety-Kleen Services, Inc. (formerly known as LES, Inc.), Safety-Kleen Services (Canada) Ltd. (formerly known as Laidlaw Environmental Services (Canada) Ltd.), the Lenders, Toronto Dominion (Texas), Inc., The Toronto Dominion Bank, TD Securities (USA) Inc., The Bank of Nova Scotia, NationsBank, N.A., The First National Bank of Chicago and Wachovia Bank N.A. filed as Exhibit (4)(k) to the Registrant's Form S-4 Registration Statement No. filed July 12, 1999 and incorporated herein by reference.

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

(4)(r) Promissory Note dated May 15, 1997 for $60,000,000 from the Registrant to Westinghouse Electric Corporation, filed as Exhibit 4(n) to the Registrant's Form 10-Q for the Quarter ended May 31, 1997, and incorporated herein by reference.

(4)(s) Letter dated May 7, 1999 from Toronto-Dominion (Texas) Inc. (as assignee of Westinghouse Electric Corporation) and agreed to by the Registrant and Laidlaw Inc. amending the terms of the Promissory Note dated May 15, 1997 (as referenced in Exhibit (4)(r)) filed as Exhibit (4)(t) to the Registrant's Form S-4 Registration Statement No. filed July 12, 1999 and incorporated herein by reference.

(4)(t) Guaranty Agreement dated May 15, 1997 by Laidlaw Inc. to Westinghouse Electric Corporation guaranteeing Promissory Note dated May 15, 1997 (as referenced in Exhibit (4)(r)) from Registrant to Westinghouse Electric Corporation), filed as Exhibit 4(o) to the Registrant's Form 10-Q for the Quarter ended May 31, 1997, and incorporated herein by reference.

(4)(u) Escrow Agreement dated as of May 17, 1999 between the Registrant and the Bank of Nova Scotia Trust Company of New York, as trustee, filed as Exhibit
(4)(c) to the Registrant's Form S-4 Registration Statement No. filed July 12, 1999 and incorporated herein by reference.

(4)(v) Other instruments defining the rights of holders of nonregistered debt of the Registrant have been omitted from this exhibit list because the amount of debt authorized under any such instrument does not exceed 10% of the total assets of the Registrant and its subsidiaries. The Registrant agrees to furnish a copy of any such instrument to the Commission upon request.

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

(10)(k)  Registrant's  U.S.  Supplemental  Executive  Retirement  Plan  filed as
Exhibit 10(g) to the Registrant's 10-Q for the quarter ended November 30, 1997, and incorporated herein by reference.

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

(10)(o) Securities Purchase Agreement dated April 19, 1999, among the Registrant, Laidlaw Inc. and Laidlaw International Finance Corporation filed as Exhibit (10)(o) to the Registrant's Form S-4 Registration Statement No. filed July 12, 1999 and incorporated herein by reference.

(11)     Statement of Computation of Per Share Earnings

(12)     Statement Re: Computation of Ratios

(27)     Financial Data Schedule.

(b)      Reports on Form 8-K.

The Company filed a Current Report on Form 8-K, dated April 20, 1999, which contained Item 5 related to a press release announcing an agreement to purchase the Company's outstanding $350 million 5% subordinated convertible pay-in-kind debenture from Laidlaw Inc. for cash and common stock and the Company's intention to offer up to $225 million of senior notes due 2009 in a private placement.

The Company filed a Current Report on Form 8-K, dated May 5, 1999, which contained Item 5 related to a press release announcing the Company's intention to offer up to $225 million of senior notes due 2009 in a private placement.

The Company filed a Current Report on Form 8-K, dated May 10, 1999, which contained Item 5 related to a press release announcing that the Company had received notice from the Securities and Exchange Commission (the "SEC") that the SEC advised of its intention to fully review the Company's Preliminary Proxy Statement filed on April 23, 1999, in connection with the Company's previously announced repurchase of the outstanding $350 million 5% subordinated convertible pay-in-kind debenture from Laidlaw Inc.

The Company filed a Current Report on Form 8-K, dated May 17, 1999, which contained Item 5 related to a press release announcing that the Company was in the process of completing its offering of $225 million of senior notes due 2009 in a private placement.

The Company filed a Current Report on Form 8-K, dated May 27, 1999, which contained Item 7, unaudited pro forma combined financial information for the year ended August 31, 1998.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



   DATE:  July   , 1999                   SAFETY-KLEEN CORP.
                                          ------------------
                                               (Registrant)



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

(4)(a) Indenture dated as of May 29, 1998 between LES, Inc. (a subsidiary of the Registrant), Registrant, subsidiary guarantors of the Registrant and The Bank of Nova Scotia Trust Company of New York, as trustee filed as Exhibit 4(b) to the Registrant's Form S-4 Registration Statement No. 333-57587 filed June 24, 1998 and incorporated herein by reference.

(4)(b) First Supplemental Indenture effective as of November 15, 1998 among Safety-Kleen Services, Inc. the Registrant, SK Europe, Inc. and The Bank of Nova Scotia Trust Company of New York, as trustee filed as Exhibit (4)(e) to the Registrant's Form S-4 Registration Statement No. filed July 12, 1999 and incorporated herein by reference.

(4)(c) Indenture dated as of May 17, 1999 between Registrant and the Bank of Nova Scotia Trust Company of New York, as trustee filed as Exhibit (4)(b) to the Registrant's Form S-4
                  Registration Statement No. filed July 12, 1999 and incorporated herein by reference.

(4)(d) Registrations Rights Agreement dated as of May 17, 1999 between Registrant and TD Securities, NationsBanc Montgomery Securities LLC and Raymond James & Associates, Inc. filed as Exhibit (4)(a) to the Registrant's Form S-4 Registration Statement No. filed July 12, 1999 and incorporated herein by reference.

(4)(e) Amended and Restated Credit Agreement among Laidlaw Chem-Waste, Inc., Laidlaw Environmental Services (Canada) Ltd., Toronto Dominion (Texas) Inc., The Toronto-Dominion Bank, TD Securities (USA) Inc., The Bank of Nova Scotia, NationsBank, N.A. and The First National Bank of Chicago and NationsBank, N.A. as Syndication Agent dated as of April 3, 1998, filed as Exhibit 4(f) to the Registrant's Form 10-Q for the quarter ended February 28, 1999, and incorporated herein by reference.

(4)(f) Supplement to the Amended and Restated Credit Agreement among Laidlaw Chem-Waste, Inc., Laidlaw Environmental Services (Canada) Ltd., Toronto Dominion (Texas) Inc., The Toronto-Dominion Bank, TD Securities (USA) Inc., The Bank of Nova Scotia, NationsBank, N.A. and The First National Bank of Chicago and NationsBank, N.A. as Syndication Agent dated as of April 3, 1998, filed as Exhibit 4(e) to a subsidiary of the Registrant's Form S-4 Registration Statement No. 333-57587 filed June 24, 1998 and incorporated herein by reference.

(4)(g) Waiver and First Amendment to the Amended and Restated Credit Agreement dated as of May 15, 1998 among LES, Inc., Laidlaw Environmental Services (Canada) Ltd., the Lenders, Toronto Dominion (Texas), Inc., The Toronto Dominion Bank, TD Securities (USA) Inc., The Bank of Nova Scotia, NationsBank, N.A., The First National Bank of Chicago and Wachovia Bank filed as Exhibit 4(f) to a subsidiary of the Registrant's Form S-4 Registration Statement No. 333-57587 filed June 24, 1998 and incorporated herein by reference.

(4)(h) Commitment to Increase Supplement to the Amended and Restated Credit Agreement dated as of June 3, 1998 among LES, Inc., Laidlaw Environmental Services (Canada) Ltd., the Lenders, Toronto Dominion (Texas), Inc., The Toronto Dominion Bank, TD Securities (USA) Inc., The Bank of Nova Scotia, NationsBank, N.A., The First National Bank of Chicago and Wachovia Bank filed as Exhibit 4(g) to a subsidiary of the Registrant's Form S-4 Registration Statement No. 333-57587 filed June 24, 1998 and incorporated herein by reference.

(4)(i) Second Amendment to the Amended and Restated Credit Agreement dated as of November 20, 1998 among Safety-Kleen Services, Inc. (formerly known as LES, Inc.), Safety-Kleen Services (Canada) Ltd. (formerly known as Laidlaw Environmental Services (Canada) Ltd.), the Lenders, Toronto Dominion (Texas), Inc., The Toronto Dominion Bank, TD Securities (USA) Inc., The Bank of Nova Scotia, NationsBank, N.A., The First National Bank of Chicago and Wachovia Bank N.A., filed as Exhibit (4)(j) to the Registrants Form 10-Q for the quarter ended February 28, 1999 and incorporated herein by reference.

(4)(j) Waiver and Third Amendment to the Amended and Restated Credit Agreement dated as of May 6, 1999 among Safety-Kleen Services, Inc. (formerly known as LES, Inc.), Safety-Kleen Services (Canada) Ltd. (formerly known as Laidlaw Environmental Services (Canada) Ltd.), the Lenders, Toronto Dominion (Texas), Inc., The Toronto Dominion Bank, TD Securities (USA) Inc., The Bank of Nova Scotia, NationsBank, N.A., The First National Bank of Chicago and Wachovia Bank N.A. filed as Exhibit (4)(k) to the Registrant's Form S-4 Registration Statement No. filed July 12, 1999 and incorporated herein by reference.

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

(4)(r)            Promissory  Note dated May 15, 1997 for  $60,000,000  from the
                  Registrant  to  Westinghouse  Electric  Corporation,  filed as
                  Exhibit 4(n) to the Registrant's Form 10-Q for the Quarter ended May 31, 1997, and incorporated herein by reference.

(4)(s)            Letter  dated May 7, 1999 from  Toronto-Dominion  (Texas) Inc.
                  (as assignee of Westinghouse Electric Corporation) and agreed to by the Registrant and Laidlaw Inc. amending the terms of the Promissory Note dated May 15, 1997 (as referenced in Exhibit (4)(r)) filed as Exhibit (4)(t) to the Registrant's Form S-4 Registration Statement No. filed July 12, 1999 and incorporated herein by reference.

(4)(t) Guaranty Agreement dated May 15, 1997 by Laidlaw Inc. to Westinghouse Electric Corporation guaranteeing Promissory Note dated May 15, 1997 (as referenced in Exhibit (4)(r)) from Registrant to Westinghouse Electric Corporation), filed as
                  Exhibit 4(o) to the Registrant's Form 10-Q for the Quarter ended May 31, 1997, and incorporated herein by reference.

(4)(u) Escrow Agreement dated as of May 17, 1999 between the Registrant and the Bank of Nova Scotia Trust Company of New York, as trustee, filed as Exhibit (4)(c) to the Registrant's Form S-4 Registration Statement No. filed July 12, 1999 and incorporated herein by reference.

(4)(v) Other instruments defining the rights of holders of nonregistered debt of the Registrant have been omitted from this exhibit list because the amount of debt authorized under any such instrument does not exceed 10% of the total assets of the Registrant and its subsidiaries. The Registrant agrees to furnish a copy of any such instrument to the Commission upon request.
(10)(a) Agreement and Plan of Merger dated as of March 16, 1998 by and among Registrant, LES Acquisition, Inc., and Safety-Kleen Corp. included as Annex A of Safety-Kleen's Revised Amended Prospectus on Form 14D-9 filed as Exhibit 62 to Safety-Kleen's Amendment No. 28 to Schedule 14-9A on March 17, 1998, and incorporated herein by reference.

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

(10)(k) Registrant's U.S. Supplemental Executive Retirement Plan filed as Exhibit 10(g) to the Registrant's 10-Q for the quarter ended November 30, 1997, and incorporated herein by reference.

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

(10)(o) Securities Purchase Agreement dated April 19, 1999, among the Registrant, Laidlaw Inc. and Laidlaw International Finance Corporation filed as Exhibit (10)(o) to the Registrant's Form S-4 Registration Statement No. filed July 12, 1999 and incorporated herein by reference.

(11)              Statement of Computation of Per Share Earnings

(12)              Statement Re: Computation of Ratios

(27)              Financial Data Schedule.