Form 10-Q/A
period 1999-05-31
SAFETY KLEEN CORP/
filed 1999-07-15
CIK 701856

NOTICE:

             A DRAFT VERSION OF THE 1OQ WAS INADVERTENTLY FILED.

               THUS, THIS 10Q/A IS THE CORRECT VERSION OF OUR 10Q.

                PLEASE ACCEPT OUR APOLOGY FOR ANY INCONVENIENCE

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

                            Yes   X     No ____
                                 ---

          The number of shares of the issuer's common stock outstanding as of July 13, 1999 was 88,926,299.

                               SAFETY-KLEEN CORP.


                                      INDEX

PART 1   FINANCIAL INFORMATION


Item 1   Financial Statements

         Consolidated Statements of Income for the Three and Nine Months Ended
                May 31, 1999 and 1998...................................................................................2

         Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended
                May 31, 1999 and 1998...................................................................................3

         Consolidated Balance Sheets as of May 31, 1999 and August 31, 1998.............................................4

         Consolidated Statements of Cash Flows for the Nine Months Ended
                May 31, 1999 and 1998...................................................................................5

         Notes to  Consolidated Financial Statements....................................................................6

Item 2   Management's Discussion and Analysis of Financial Condition and Results of Operations.........................17


PART II  OTHER INFORMATION

Item 1   Legal Proceedings.............................................................................................25

Item 2   Changes In Securities and Use Of Proceeds.....................................................................27

Item 6   Exhibits and Reports on Form 8-K..............................................................................28


Signatures.............................................................................................................33



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

NOTE 3 - CHANGES IN LONG-TERM DEBT

The Company has entered into an agreement with Laidlaw Inc. to repurchase the $350 million pay-in-kind convertible subordinated debenture ("PIK Debenture") which was issued to Laidlaw in May, 1997 in connection with the acquisition of Rollins Environmental Services, Inc. Subject to stockholder approval of the issuance of common stock in connection with the repurchase, the aggregate purchase price will consist of (i) $200 million in cash, (ii) 11,320,755 shares of common stock and (iii) cash or shares of common stock in an amount equal to any accrued and unpaid interest on the PIK Debenture to the date of repurchase.

On May 17, 1999, the Company issued $225 million 9.25% Senior Notes due 2009 (the "Notes") in a Rule 144A offering. Net proceeds from the sale of the Notes, after the underwriting discount and other expenses, were approximately $214 million. The proceeds will be used to finance the cash portion of the purchase price for the repurchase of the PIK Debenture, for expenses relating to the repurchase and for general corporate purposes. The Notes mature on May 15, 2009. Interest on the Notes will be payable semiannually commencing November 15, 1999. The Notes will be redeemable, in whole or in part, at the option of the Company, at any time prior to May 15, 2004 at a redemption price equal to the greater of
(i) 100% of the principal amount of such Notes or (ii) the sum of the present values of 104.625% of the principal amount of such Notes and the scheduled payments of interest thereon through and including May 15, 2004, discounted to such redemption date on a semi-annual basis at the adjusted treasury rate plus 50 basis points, together with accrued and unpaid interest, if any. The Notes will be redeemable, in whole or in part, at the option of the Company at any time on or after May 15, 2004 at 104.625% of the principal amount declining ratably in annual increments to par on or after May 15, 2007. In addition, prior to May 15, 2002, the Company may redeem up to 35% of the original aggregate principal amount of the Notes with the net proceeds of one or more public equity offerings at a redemption price equal to 109.25% of the principal amount thereof, plus accrued and unpaid interest. Upon a change in control of the Company, each holder of the Notes may require the Company to repurchase all or a portion of such holder's Notes at 101% of the principal amount thereof, plus accrued interest.

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

In accordance with a Registration Rights Agreement entered into at the time of the issuance of the Notes, the Company filed a registration statement with the Securities and Exchange Commission on July 12, 1999, pursuant to which the Company proposes to exchange the Notes for registered notes of the Company with terms identical to the Notes.

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



                      Consolidating Condensed Balance Sheet
                                  May 31, 1999
                                   (Unaudited)

                                           Safety-Kleen                Subsidiary
                             Safety-Kleen    Services,   Subsidiary       Non-       Elimination    Consolidated
($ in thousands)                 Corp.         Inc.      Guarantors    Guarantors      Entries         Totals
                                 -----         ----      ----------    ----------      -------         ------
ASSETS

Current assets ...........   $       546   $        --   $   530,183   $    46,675   $        --    $   577,404
Property, plant and
   equipment, net ........            --            --     2,341,408       191,570            --      2,532,978
Investment in subsidiaries     1,586,032     2,731,453     1,681,569         5,495    (6,004,549)            --
Goodwill .................          --              --     1,055,000        55,717            --      1,110,717
Other non-current assets..       219,375            --        91,692         1,378            --        312,445
                             -----------   -----------   -----------   -----------   -----------    -----------
   Total assets ..........   $ 1,805,953   $ 2,731,453   $ 5,699,852   $   300,835   $(6,004,549)   $ 4,533,544
                             ===========   ===========   ===========   ===========   ===========    ===========

LIABILITIES

Current liabilities ......   $     5,415   $    88,883   $   285,134   $    35,124   $        --    $   414,556
Non-current liabilities ..            --            --       742,439         7,223            --        749,662
Long-term debt ...........       339,200     1,507,981        15,932        44,875            --      1,907,988
Subordinated convertible
   debenture .............       350,000            --            --            --            --        350,000
                             -----------   -----------   -----------   -----------   -----------    -----------
   Total liabilities .....       694,615     1,596,864     1,043,505        87,222            --      3,422,206

STOCKHOLDERS'  EQUITY ....     1,111,338     1,134,589     4,656,347       213,613    (6,004,549)     1,111,338
                             -----------   -----------   -----------   -----------   -----------    -----------
Total liabilities and

   stockholders' equity ..   $ 1,805,953   $ 2,731,453   $ 5,699,852   $   300,835   $(6,004,549)   $ 4,533,544
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
                                 =========      =========      ===========     =========     ============    ===========




                 Consolidating Condensed Statement of Cash Flows
                         Nine Months Ended May 31, 1999
                                   (Unaudited)

                                                Safety-Kleen                   Subsidiary
                                  Safety-Kleen    Services,     Subsidiary        Non-       Elimination     Consolidated
($ in thousands)                      Corp.         Inc.        Guarantors     Guarantors      Entries          Totals
                                      -----         ----        ----------     ----------      -------          ------

Net cash provided by (used in)
   operating activities ......     $   (5,795)   $  (94,105)    $  173,724     $   17,260    $        --     $     91,084
                                   -----------   -----------    -----------    -----------   -----------     ------------
Cash flows from investing
   activities:
Cash expended on

   acquisition of business ...             --            --         (9,694)          (102)            --           (9,796)
Proceeds from sale of business             --            --        138,617             --             --          138,617
Purchases of property, plant
   and equipment .............             --            --        (42,479)        (6,396)            --          (48,875)
Increase in long-term
   investments ...............       (219,375)           --             --             --             --         (219,375)
Change in other, net .........             --            --           (604)           126             --             (478)
                                   -----------   ----------     -----------    -----------   -----------     ------------
Net cash provided by (used in)

   investing activities ......       (219,375)           --         85,840         (6,372)            --         (139,907)
                                   -----------   ----------     ----------     -----------   -----------     ------------
Cash flows from financing
   activities:
Issuance of common stock on

   exercise of stock options..             34            --             --             --             --               34
Borrowings of long-term debt..        225,000            --             --             --             --          225,000
Repayment of long-term debt ..             --      (158,983)          (918)        (7,937)            --         (167,838)
Bank financing fees ..........         (9,179)         (246)            --             --             --           (9,425)
Intercompany payable
   (receivable) ..............          9,315       253,334       (253,307)        (9,342)            --               --
                                   -----------   -----------    -----------    -----------   -----------     ------------
Net cash provided by (used in)
   financing activities ......        225,170        94,105       (254,225)       (17,279)            --           47,771
                                   -----------   -----------    -----------    -----------   -----------     ------------
Effect of exchange rate
   changes on cash ...........             --            --             --         (4,961)            --           (4,961)
                                   -----------   -----------    -----------    -----------   -----------     -------------
Net increase (decrease) in
   cash and cash equivalents..             --            --          5,339        (11,352)            --           (6,013)
Cash and cash equivalents at:
   Beginning of period .......             --            --          4,343         11,990             --           16,333
                                   -----------   -----------    -----------    ---=-------   -----------     ------------
   End of period .............     $       --    $       --     $    9,682     $      638    $        --     $     10,320
                                   ===========   ===========    ===-=======    ===========   ===========     ============




                      Consolidating Condensed Balance Sheet
                                 August 31, 1998

                                          Safety-Kleen                   Subsidiary
                            Safety-Kleen    Services,     Subsidiary        Non-       Elimination     Consolidated
($ in thousands)               Corp.          Inc.        Guarantors     Guarantors      Entries          Totals
                               -----          ----        ----------     ----------      -------          ------
ASSETS

Current assets ...........   $        --   $        --   $    439,751   $   111,060    $        --     $    550,811
Property, plant and
   equipment, net ........            --            --      2,454,211       396,331            (40)       2,850,502
Investment in subsidiaries     1,496,759     2,776,635      1,322,059           166     (5,595,619)              --
Goodwill .................            --            --        951,655        71,499             --        1,023,154
Other non-current assets..            --            --         52,134           771             --           52,905
                             -----------   -----------    -----------   -----------    -----------     ------------
   Total assets ..........   $ 1,496,759   $ 2,776,635   $ 5,219,810    $   579,827    $(5,595,659)    $  4,477,372
                             ===========   ===========    ===========   ============   ===========     ============

LIABILITIES

Current liabilities ......   $     6,853   $    88,089    $   246,359   $    83,617 $           (2)    $    424,916
Non-current liabilities ..         --               --        722,622       111,964             --          834,586
Long-term debt ...........       125,200     1,661,989         16,334        49,641             --        1,853,164
Subordinated convertible
   debenture .............       350,000            --             --            --             --          350,000
                             -----------   -----------    -----------   -----------    -----------     ------------
   Total liabilities .....       482,053     1,750,078        985,315       245,222             (2)       3,462,666

STOCKHOLDERS'  EQUITY ....     1,014,706     1,026,557      4,234,495       334,605     (5,595,657)       1,014,706
                             -----------   -----------    -----------   -----------    -----------     ------------
Total liabilities and

   stockholders' equity ..   $ 1,496,759   $ 2,776,635    $ 5,219,810   $   579,827    $(5,595,659)    $  4,477,372
                             ===========   ===========    ===========   ===========    ===========     ============


                   Consolidating Condensed Statement of Income
                         Three Months Ended May 31, 1998
                                   (Unaudited)

                                               Safety-Kleen                    Subsidiary
                                Safety-Kleen     Services,      Subsidiary        Non-       Elimination    Consolidated
($ in thousands)                   Corp.           Inc.         Guarantors     Guarantors      Entries         Totals
                                   -----           ----         ----------     ----------      -------         ------

Total revenues ...............   $       --    $         --     $  291,176     $   78,694    $    (4,165)   $     365,705
Operating expenses ...........           --              --        311,390         68,784         (4,165)         376,009
                                 ----------    ------------     ----------     ----------    ------------   -------------
Operating income (loss) ......           --              --        (20,214)         9,910             --          (10,304)
Interest expense, net ........        6,505          21,123            192          1,984             --           29,804
Undistributed earnings
   (losses) of subsidiaries ..      (31,751)         (9,464)            --             --         41,215               --
                                 -----------   -------------    -----------    ----------    -----------    -------------
Income (loss) before income
   tax expense (benefit) .....      (38,256)        (30,587)       (20,406)         7,926         41,215          (40,108)
Income tax expense (benefit)..       (2,937)         (8,912)        (5,644)         1,656             --          (15,837)
                                 -----------   -------------    -----------    ----------    -----------    -------------
Income (loss) before

   minority interest .........      (35,319)        (21,675)       (14,762)         6,270         41,215          (24,271)
Minority interest ............           --             --            (384)           619             --              235
                                 -----------   -------------    -----------    ----------    -----------    -------------
Income (loss) before

   extraordinary item ........      (35,319)        (21,675)       (15,146)         6,889         41,215          (24,036)
Extraordinary item, net of tax           --         (10,076)            --         (1,207)            --          (11,283)
                                 -----------   -------------    -----------    -----------   -----------    -------------
Net income (loss) ............   $  (35,319)   $    (31,751)    $  (15,146)    $    5,682    $    41,215    $     (35,319)
                                 ===========   =============    ===========    ===========   =======--==    =============





                   Consolidating Condensed Statement of Income
                         Nine Months Ended May 31, 1998
                                   (Unaudited)

                                                Safety-Kleen                   Subsidiary
                                  Safety-Kleen    Services,     Subsidiary        Non-       Elimination     Consolidated
($ in thousands)                        Corp.       Inc.        Guarantors     Guarantors      Entries         Totals
                                        -----       ----        ----------     ----------      -------         ------

Total revenues ...............     $       --    $        --    $  596,378     $  158,259    $    (4,165)     $  750,472
Operating expenses ...........             --             --       581,315        132,019         (4,165)        709,169
                                   ----------    -----------    ----------     ----------    ------------     ----------
Operating income .............             --             --        15,063         26,240             --          41,303
Interest expense, net ........         19,265         33,684           419          4,682             --          58,050
Undistributed earnings
   (losses) of subsidiaries ..        (10,233)        19,750            --             --         (9,517)             --
                                   -----------    ----------    ----------     ----------    ------------     ----------
Income (loss) before income
   tax expense (benefit) .....        (29,498)       (13,934)       14,644         21,558         (9,517)        (16,747)
Income tax expense (benefit)..         (7,879)       (13,777)        9,143          6,231             --          (6,282)
                                   -----------    -----------   ----------     ----------    ------------     ----------
Income (loss) before

   minority interest .........        (21,619)          (157)        5,501         15,327         (9,517)        (10,465)
Minority interest ............             --             --            --            129             --             129
                                   ----------    ------------   ----------     ----------    ------------     ----------
Income (loss) before

   extraordinary item ........        (21,619)          (157)        5,501         15,456         (9,517)        (10,336)
Extraordinary item, net of tax             --        (10,076)           --         (1,207)            --         (11,283)
                                   -----------    -----------   ----------     -----------    -----------     ----------
Net income (loss) ............    $   (21,619)   $   (10,233)   $    5,501     $   14,249    $    (9,517)     $  (21,619)
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

VILLE MERCIER FACILITY

         On or about  February 9 and March 12,  1999,  Ville  Mercier  and three neighboring municipalities filed separate legal proceedings against the subsidiary and certain related companies together with certain former officers and directors, as well as against the Government of Quebec. The lawsuits assert that the defendants are jointly and severally responsible for the contamination of groundwater in the region, which Plaintiffs claim was caused by contamination from the former Ville Mercier lagoons, and which they claim caused each municipality to incur additional costs to supply drinking water for their citizens since the 1970's and early 1980's. The four municipalities claim a total of CDN$1,595,000 as damages for additional costs to obtain drinking water supplies and seek an injunctive order to obligate the defendants to remediate the groundwater in the region. For the reasons stated in the related legal proceedings described in PART II, Item 3 of the Registrant's Report on Form 10-K for the twelve months ended August 31, 1998, the subsidiary will continue to assert that it has no responsibility for the ground water contamination in the region.

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

(4)(d) Registration Rights Agreement dated as of May 17, 1999 between Registrant and TD Securities, NationsBanc Montgomery Securities LLC and Raymond James & Associates, Inc. filed as Exhibit (4)(a) to the Registrant's Form S-4
Registration Statement No. filed July 12, 1999 and incorporated herein by reference.

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



   DATE:  July 15, 1999                   SAFETY-KLEEN CORP.
                                          ------------------
                                               (Registrant)



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

(4)(d) Registration Rights Agreement dated as of May 17, 1999 between Registrant and TD Securities, NationsBanc Montgomery Securities LLC and Raymond James &

                  Associates,  Inc. filed as Exhibit (4)(a) to the  Registrant's
                  Form S-4  Registration  Statement  No.     filed July 12, 1999
                  and incorporated herein by reference.

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

4)(j) Waiver and Third Amendment to the Amended and Restated Credit Agreement dated as of May 6, 1999 among Safety-Kleen Services, Inc. (formerly known as

                  (LES, Inc.), Safety-Kleen Services (Canada) Ltd. (formerly known as Laidlaw Environmental Services (Canada) Ltd.), the Lenders, Toronto Dominion (Texas), Inc., The Toronto Dominion Bank, TD Securities (USA) Inc., The Bank of Nova Scotia, NationsBank, N.A. The First National Bank of Chicago and Wachovia Bank N.A. filed as Exhibit (4)(k) to the Registrant's Form S-4 Registration Statement No. filed July 12, 1999 and incorporated herein by reference.

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