Form 10-K
period 1999-08-31
SAFETY KLEEN CORP/
filed 1999-10-29
CIK 701856

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                            -------------------------

                                    FORM 10-K

                            -------------------------

                     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended August 31, 1999

                            -------------------------

                          Commission File Number 1-8368

                               SAFETY-KLEEN CORP.
             (Exact name of registrant as specified in its charter)

                            -------------------------

                          Delaware                     51-0228924
               (State or other jurisdiction of       (I.R.S. Employer
                incorporation or organization)        Identification No.)

               1301 Gervais Street, Columbia, South Carolina 29201 (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (803) 933-4200

                                  -------------------------

           Securities Registered pursuant to Section 12(b) of the Act:

       Title of each class         Name of each exchange on which registered
           Common Stock                    New York Stock Exchange
          Par Value $1.00                  Pacific Exchange, Inc.

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the common stock held by non-affiliates of the registrant was $671,032,318 as of October 15, 1999.

The number of shares of the issuer's common stock outstanding as of October 15, 1999 was 100,637,975.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 1999 Annual Report to Stockholders are incorporated in Part II of Form 10-K.

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held November 30, 1999 are incorporated in Part III of Form 10-K.

================================================================================

                                TABLE OF CONTENTS


Item                                                                                              Page
                                     PART I
1.    Business.....................................................................................1
2.    Properties..................................................................................12
3.    Legal Proceedings...........................................................................13
4.    Submission of Maters to a Vote of Security Holders..........................................17


                                     PART II

5.    Market for the Registrant's Common Equity and Related Stockholder Matters...................17
6.    Selected Financial Data.....................................................................17
7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.......18
7A.   Quantitative and Qualitative Disclosures About Market Risk..................................26
8.    Financial Statements and Supplementary Data.................................................27
9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........60


                                    PART III

10.   Directors and Executive Officers of the Registrant..........................................60
11.   Executive Compensation......................................................................60
12.   Security Ownership of Certain Beneficial Owners and Management..............................60
13.   Certain Relationships and Related Transactions..............................................60


                                     PART IV

14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.............................60
      Signatures..................................................................................65

                                     PART I
                                     ------
ITEM 1.   BUSINESS

                                     GENERAL

        Safety-Kleen Corp. (the "Company", the "Registrant" or "Safety-Kleen") provides industrial waste services designed to collect, process, recycle and dispose of hazardous and industrial waste streams. The Company provides these services from approximately 280 collection and processing locations in 45 states and seven Canadian provinces.

        The Registrant was incorporated in Delaware in 1968. Its principal executive office is located at 1301 Gervais Street, Suite 300, Columbia, South Carolina 29201 and its telephone number is 803-933-4200.

        On December 23, 1998, the Company announced the recapitalization of its European operations resulting in the sale of 56% of the Company's equity interest in those operations. Effective December 1, 1998, the Company ceased to consolidate the results of the European operations and began to account for them under the equity method.

        The Company, in providing industrial waste services, is engaged in two primary lines of business: (a) Collection and Recovery, and (b) Treatment and Disposal. The Collection and Recovery Component is further defined by the markets for which it provides services:

Industrial Services and Commercial and Institutional Services.

        The Collection and Recovery component involves providing various services to both industrial and commercial customers. These services include parts cleaners and hazardous and non-hazardous waste collection. The Treatment and Disposal component involves the treatment, recycling and destruction of hazardous and non-hazardous waste at Company owned and operated facilities. The Company operates thermal destruction incinerators, landfills and wastewater treatment facilities. The Company's revenue and income are derived principally from customers in the United States, which include a variety of commercial, industrial, governmental and residential customers. Substantially all revenue represents income from unaffiliated customers.

        The percentages of the Company's revenue contributed by its primary business components (including the European operations) for the last three fiscal years ended August 31, were as follows:

                                                         1999     1998     1997
                                                         ----     ----     ----
Collection and Recovery Component

  Industrial Services ...............................      47%      50%      58%
  Commercial and Institutional Services .............      32%      19%       0%
                                                           ---      ---      ---
Total Collection and Recovery .......................      79%      69%      58%

Total Treatment and Disposal ........................      19%      27%      42%

European Operations .................................       2%       4%       0%
                                                           ---      ---      ---


        Total Revenue                                      100%    100%     100%
                                                           ====    ====     ====

        As of August 31, 1999, Laidlaw Inc. ("Laidlaw") beneficially owned 43.6% of the Company's outstanding Common Stock. Laidlaw announced publicly on September 13, 1999 its intention to divest itself of all its Common Stock within six to twelve months. On September 13, 1999, the Company's Board of Directors appointed a Special Committee made up of independent non-Laidlaw directors to consider the implications of the announced change in Laidlaw's time horizon for divesting its 43.6% common share ownership of the Company. On October 12, 1999, the Company announced that it received a detailed report from the Special Committee and its financial advisor, Raymond James & Associates, on strategic and financial alternatives for the Company. The Special Committee made a recommendation to the Board that it begin discussions with likely sale or strategic merger candidates. After due consideration, the Company's Board unanimously agreed with the recommendation of the Special Committee. The Board also approved the reinstitution of the Company's stockholders' rights plan to help insure that all stockholders will be given an opportunity to participate in any sale or merger which may take place.

                        COLLECTION AND RECOVERY SERVICES

        Safety-Kleen provides Collection and Recovery Services in North America primarily through a network of 176 branches supported by 31 service center and accumulation center locations. Collection and Recovery Services are further differentiated by those services provided to industrial customers and those provided to commercial and institutional customers.

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

        Waste streams collected through one or more of Safety-Kleen's Industrial Services offerings may be routed to one of the Company's service centers or accumulation centers where they are temporarily stored or consolidated with compatible waste streams for more efficient transportation to final recycling, treatment or disposal destinations. All of the Company's service centers in the United States have Part B permits under the United States Resource Conservation and Recovery Act ("RCRA") that, among other things, allow the Company to store waste for up to one year for bulking or transfer purposes. Service centers and accumulation centers are the largest source of waste streams for the Company's treatment and disposal facilities. In 1999, the Company directed approximately 80% of its waste streams to internal disposal locations.

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

        Other Commercial and Institutional Service offerings include Paint Refinishing Services, Imaging Services, Dry Cleaner Services, Vacuum Truck Services, Integrated Customer Compliance Services and Used Oil Collection and Re-Refining Services. These additional offerings utilize the same facility network and many of the same customer relationships as have been developed for the traditional Parts Cleaner Service.

        The Company's Paint Refinishing Services are supplied to new and used car dealers, auto body repair and paint shops and fiberglass product manufacturers. Company representatives place a machine and solvent with each customer, maintain the machine and regularly remove the contaminated solvent and replace it with clean solvent. The Company either recycles the contaminated solvent into clean solvent for reuse or blends it into fuel used by cement kilns or incinerators. Waste paint and paint booth filters are also collected from these customers and blended into fuel for cement kilns or incinerators. Company representatives also provide clean buffing pads and remove used pads during regularly scheduled service calls. The used pads are washed, dried, inspected and returned to the Company's distribution system.

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

        Vacuum Services utilizes specialized vacuum trucks to remove residual oil and sludge from underground oil/water separators found at many automotive repair and as well as other residual fluids found at small industrial locations. Collected oil is recycled or reused as a fuel source.

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

        Safety-Kleen also provides Used Oil Collection and Re-Refining Services. The Company collects used lubricating oils from automobile and truck dealers, automotive garages, oil change outlets, service stations, industrial plants and other businesses. The used oil is then transferred to a re-refining plant where most of the product is converted into high-quality base lubricating oil. The Company derives revenue both from fees it charges customers to haul away used oil, oily water and glycol and from the sale of products it produces by processing the used oil. The Company's extensive branch network enables it to collect waste oil in sufficient volume to support oil re-refining operations, which produce lubricating oil that can be sold at significantly higher prices than industrial fuels. The Company operates oil re-refining plants in Breslau, Ontario and East Chicago, Indiana. The plants in Breslau and East Chicago have combined annual re-refining capacities of approximately 130 million gallons of used oil per year. Used oil collected in excess of the capacity of the Company's re-refining facilities is either processed into industrial fuels or sold unprocessed for direct use as a fuel in certain industrial applications.

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

        The Company operates four solids and liquids-capable incineration facilities with a combined annual capacity of over 250,000 tons and two lower volume specialty incineration facilities in the United States, as well as two hazardous waste liquid injection incinerators in Canada.

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

        The Company operates eight of the 23 permitted hazardous waste landfills in North America, with 60 million cubic yards of remaining permitted capacity (which at current fill rates represents in excess of 62 years of capacity). Of these facilities, six are located in the United States and two in Canada.

        In the United States, the Company's hazardous waste landfills have been issued RCRA Subtitle C permits. The EPA's permitting process for RCRA Subtitle C landfills is very rigorous. Before a permit can be issued, the applicant must provide detailed waste analysis, spill prevention and control counter-measure plans, detailed design specifications (which include liner design, leak detection systems and rainwater removal systems), groundwater monitoring, employee training and geologic and hydrogeologic investigations. Furthermore, the applicant must post financial assurance instruments for landfill cell and site closure and post-closure care. All six of the Company's United States hazardous waste landfills have received Part B landfill permits and meet or exceed Subtitle C requirements. These permits are generally issued for periods of five or ten years, after which the permit must be reviewed by state or federal regulators or both before the permit can be renewed for additional terms. Management is not aware of any issues at any of the Company's sites that would preclude the renewal of its Part B landfill permits. During fiscal year 1999, approximately
1.0 million cubic yards of hazardous wastes were disposed of in these landfills.

        In addition to its hazardous waste landfill sites, the Company operates three non-hazardous industrial landfills with over 6 million cubic yards of remaining permitted capacity. The Company's non-hazardous landfill facilities are permitted to accept commercial industrial waste, including wastes from foundries, demolition and construction, machine shops, automobile manufacturing, printing, metal fabrications and recycling. During fiscal year 1999, approximately 0.2 million cubic yards of non-hazardous wastes were disposed of in these landfills.

Specialty Services

        Specialty Services provided by the Company include PCB management services, wastewater treatment, harbor and channel dredging, consulting and analytical services, and transportation services.

        The Company recycles PCB-contaminated oils and reclaims metals from PCB contaminated equipment. The Company accomplishes this recycling and reclamation through a de-chlorination process operated from seven facilities mainly in the eastern United States and Canada.

        Safety-Kleen offers a range of wastewater treatment technology facilities and customer services. Wastewater treatment is provided from four facilities and consists of four basic business lines: hazardous wastewater treatment, mobile treatment, sludge de-watering or drying and non-hazardous wastewater treatment. These services include the reduction, treatment and disposal of both hazardous and non-hazardous wastewater, sludges and solids for both bulk and drummed waste. The Company removes hazardous components from hazardous industrial liquids and chemically or physically makes hazardous industrial liquids non-hazardous through blending and treatment technology. Specialized techniques reduce residues by recycling or reusing spent products. Batch treatment technologies also enable the Company to handle hard-to-treat wastewater streams.

        Safety-Kleen performs services designed to dredge, treat and provide for the beneficial reuse of sediments found in harbors, channels and other waterways. The Company contracts with federal, state and local agencies and port authorities for the cleanup of sediments resulting from downstream accumulation and waterway widening and deepening projects. These services are provided as an environmentally sound alternative to historical sea dumping methods.

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

        The Company estimates total industry revenue associated with the off-site services it provides in North America, excluding Used Oil Collection and Re-Refining, to be $7.4 billion. Of this market, the combined revenue of the Company, including inter-company receipts at disposal locations, for the year ended August 31, 1999 would account for a 22% market share.

        In the United States, the original generators of hazardous waste remain liable under federal and state environmental laws for improper disposal of such wastes. Even if waste generators employ companies which have proper permits and licenses, knowledgeable customers are interested in the reputation and financial strength of the companies they use for management of their hazardous wastes. Safety-Kleen believes that its technical proficiency, reputation and financial strength are important considerations to its customers in selecting and continuing to utilize the Company's services.

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

                                    CUSTOMERS

        The Company conducts business with more than 400,000 customers. These customers represent diverse industries, including automotive repair, dry cleaning, photo imaging, automobile manufacturing and distribution, chemical and petrochemical manufacturing, computer and micro-processor manufacturing, and primary metals, paper, furniture, aerospace and pharmaceutical manufacturing. The Company's customers are located throughout the United States and Canada. During fiscal 1999, no one customer accounted for more than three percent of the Company's consolidated revenue.

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

                                   REGULATION

Hazardous and Solid Waste Requirements

        Safety-Kleen's services involve the collection, transportation, storage, processing, recycling and disposal of commercial, institutional and industrial hazardous and nonhazardous materials. Substantially all of these materials are regulated in the United States as "solid wastes" under the Resource Conservation and Recovery Act (RCRA). In addition to being regulated as solid wastes, many of these materials are further regulated as "hazardous wastes." Accordingly, the Company is subject to federal and state regulations governing hazardous and solid wastes. RCRA established a national program which classified various substances as "hazardous wastes", established requirements for storage, treatment and disposal of hazardous wastes and imposed requirements for facilities used to store, treat or dispose of such wastes. RCRA was amended in 1984 by the Hazardous and Solid Waste Amendments ("HSWA") which expanded the scope of RCRA to include businesses which generate smaller quantities of waste materials (so-called "small quantity generators"), expanded the substances classified as hazardous wastes by RCRA and prohibited direct disposal of those wastes in landfills (thereby, in effect, requiring that the wastes be recycled, treated or destroyed).

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

        The Company believes that each permit will be renewed at the end of its existing term. At the present time, the Company does not intend to pursue RCRA permits for facilities which do not currently have a RCRA permit and will limit the activities of those facilities to activities that are not regulated by RCRA.

        In September 1992, the United States Environmental Protection Agency ("EPA") enacted regulations that govern the management of used oils. Although used oil is not classified as a hazardous waste under federal law, certain states do regulate used oil as hazardous. The Company built and operates its used oil facilities to standards similar to those required for hazardous waste facilities, and believes that its oil management standards are more protective of human health and the environment than current federal standards.

        Materials collected by the Company through its Industrial Services operations may be recycled for reuse, processed into waste-derived fuel to be burned in kilns used in the production of cement or incinerated in the Company's incinerators. Much of the waste-derived fuel is supplied to cement kilns with which the Company has exclusive supply contracts with respect to such fuel. Cement kilns are subject to regulations which govern the burning of hazardous wastes in boilers and industrial furnaces ("Boiler and Industrial Furnace Regulations" or "BIF regulations"). Since 1980, under the authority of RCRA, EPA has required incinerators to comply with provisions that are similar to those in the BIF regulations. The Company believes that all of the kilns with which the Company has exclusive supply contracts and all of the Company's incinerators comply in all material respects with the applicable regulation requirements.

Clean Air Act

        The Clean Air Act was passed by Congress to control the emissions of pollutants to the air and requires permits to be obtained for certain sources of air toxic emissions or criteria pollutants, such as carbon monoxide. In 1990, Congress amended the Clean Air Act to require further reductions of air pollutants with specific targets for nonattainment areas in order to meet certain ambient air quality standards. These amendments also require the EPA to promulgate regulations which: (i) control emissions of 189 toxic air pollutants;
(ii) create uniform operating permits for major industrial facilities similar to RCRA operating permits; (iii) mandate the phase-out of ozone depleting chemicals; and (iv) provide for enhanced enforcement. The Company believes each of its operating facilities complies in all material respects with the applicable requirements.

        The Clean Air Act required regulations which resulted in the reduction of volatile organic compound ("VOC") emissions in order to meet certain ozone attainment standards under the Act. The Company has installed control technology to meet its obligations under the Act. Additional emission reductions at the Company's recycle centers and branches could be required as the Company completes its air permitting program. On August 21, 1999, the EPA adopted new federal Clean Air Act Rules for all Hazardous Waste Combustion Units. These new regulations supersede the existing BIF and RCRA Subpart "O" permitting and operating regulations. This new rule sets emissions standards for incinerators, cement kilns and lightweight aggregate kilns that burn hazardous waste. These new standards require cement kilns which are major outlets for the Company's waste-derived fuels, to make capital improvements that will increase the cost of burning such fuels in cement kilns. The incinerators owned by the Company must also comply with this new rule. Although these incinerators already meet the majority of the emission and management requirements of this new rule, additional capital may be required to install air pollution control equipment and compliance monitoring devices to provide assurance that the requirements will be met on a continuous basis. The Company intends to be in compliance with all aspects of this new rule, for incineration units owned and operated by the Company, on or before September 27, 2002, which is the compliance demonstration deadline.

        The EPA is also developing regulations which will establish management standards for cement kiln dust ("CKD"). The Company and the kilns to which it sends waste-derived fuel have developed programs for analyzing and characterizing CKD in anticipation of these new management standards; however, at this time it is not clear what impact these CKD regulations will have on the Company.

        The South Coast Air Quality Management District ("SCAQMD"), the air district for the greater Los Angeles, California area, has amended its rule setting the allowable volatile organic compound ("VOC") content of materials used for remote reservoir repair and maintenance cleaning. The amended rule, in effect, banned remote reservoir parts cleaning with solutions containing VOCs in excess of fifty grams per liter as of January 1, 1999, except in certain applications. Substantially all of the Company's parts cleaners placed with SCAQMD customers prior to the adoption of the amended rule, utilized solvents containing VOCs in excess of fifty grams per liter. The Company offers aqueous parts cleaning systems which meet the 1999 SCAQMD requirements and has worked with its SCAQMD customers to convert their solvent parts cleaners to an alternative cleaning solvent or solution. In addition, the Company will continue to work actively with the SCAQMD to identify appropriate exemptions and develop alternatives to the 1999 VOC limits for materials used for remote reservoir parts cleaning. The Company expects other Clean Air Act nonattainment municipalities to consider adopting similar rules.

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

        A portion of the materials collected by the Company are recycled or converted into materials, such as industrial fuels, which may be used for another purpose. The amount of material that the Company deposits at waste sites is accordingly small in relation to the volume of materials collected by the Company, and the Company is actively engaged in a waste minimization program to reduce this small amount even further. The Company also sends some of the materials it collects to selected third party facilities for further treatment, processing and/or disposal. The Company audits facilities where it ships materials in an attempt to minimize its potential Superfund liability at these sites.

                      ENVIRONMENTAL LIABILITIES AND CAPITAL EXPENDITURES

        A portion of the Company's capital expenditures are related to compliance with environmental laws and regulations. The Company does not expect that compliance with RCRA, the Clean Air Act and other environmental laws and regulations currently in effect will have a material impact on the Company's projected annual capital expenditures, results of operations or competitive position.

        In addition to these capital expenditures, the Company may incur costs in connection with closure activities at certain of its sites. When the Company discontinues using or changes the use of a hazardous waste management unit, formal closure procedures must be followed, and such procedures must be approved by federal or state environmental authorities. In some cases, costs are incurred to complete remedial clean-up work at the site. In addition at certain of the Company's other operating sites, remedial clean-up work is required as part of the RCRA Corrective Action Program or other state and federal programs. As included in the Company's Consolidated Balance Sheet and more fully described in
Note 8 of the Notes to Consolidated Financial Statements, included elsewhere in this report on Form 10-K, the Company has recorded liabilities of $248.0 million as of August 31, 1999, for remedial cleanup work, Superfund site liability, closure activities and certain other environmental expenses related to its operating and previously closed sites.

        With respect to various operating facilities, the Company is required to provide financial assurance with respect to certain statutorily required closure and post-closure obligations totaling $502.2 million at August 31, 1999. The Company provides most of the required financial assurance through a combination of performance bonds and insurance policies, as allowed by the applicable regulatory authorities.

                                    EMPLOYEES

        As of August 31, 1999, approximately 9,990 employees provided the Company's hazardous and industrial waste services. Approximately 8% of the Company's employees were represented by various collective bargaining groups. Management believes that its relations with its employees are good.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

        The following sets forth certain information with respect to the executive officers of the Company:

NAME                          AGE      POSITION HELD

Kenneth W. Winger             61       President and Chief Executive Officer

Michael J. Bragagnolo         53       Executive Vice President and Chief
                                       Operating Officer

Paul R. Humphreys             40       Senior Vice President, Finance and Chief
                                       Financial Officer

Henry H. Taylor               55       Vice President, General Counsel and
                                       Secretary

         Kenneth W. Winger became President and Chief Executive Officer on May 15, 1997. Mr. Winger served as President and Chief Operating Officer of Laidlaw Environmental Services (US), Inc. ("Old LESI") from July 15 1995 until May 1997. He served as Executive Vice President for Business Development of Laidlaw Waste Systems, Ltd., a former subsidiary of Laidlaw, from January 1995 until July 1995. Prior to that, Mr. Winger served as Senior Vice President for Corporate Development with Laidlaw from May 1991.

         Michael J. Bragagnolo became Executive Vice President and Chief Operating Officer on May 15, 1997. He joined Old LESI in January 1997 as the Executive Vice President after serving as Executive Vice President of U.S. Operations for Laidlaw Waste Systems, Ltd. since 1992.

        Paul R. Humphreys became Senior Vice President, Finance, and Chief Financial Officer on May 15, 1997. He joined Old LESI in January 1995 as Vice President of Finance. He previously served as Manager of Finance for Laidlaw for more than five years.

         Henry H. Taylor became Vice President, General Counsel and Secretary on May 15, 1997. He served as Vice President of Legal and Regulatory Affairs and Secretary of Old LESI from September 1995 until May 1997. Mr. Taylor joined Old LESI in May 1990 as Vice President of Legal Affairs.

                   FACTORS AFFECTING FUTURE OPERATING RESULTS

        The provisions of the Private Securities Litigation Reform Act of 1995 (the "Act"), which became law in late 1995, provides companies with a "safe harbor" when making forward-looking statements. This "safe harbor" encourages companies to provide prospective information about their companies without fear of litigation. The Company wishes to take advantage of the "safe harbor" provisions of the Act and is including this section in its Annual Report on Form 10-K in order to do so. Statements that are not historical facts, including statements about management's expectations for fiscal year 2000 and beyond, are forward-looking statements and involve various risks and uncertainties. Factors that could cause the Company's actual results to differ materially from management's projections, forecasts, estimates and expectations include, but are not limited to, the following:

Uncertainties in integrating operations and achieving cost savings

        The Company, including its subsidiaries, is a large enterprise with operations in different markets. The success of any business combination, including the Company's recent acquisition of Old Safety-Kleen, is in part dependent on the Company's ability following the acquisition to consolidate operations and integrate departments, systems and procedures and thereby obtain business efficiencies, economies of scale and related cost savings. The consolidation of operations, the integration of departments, systems and procedures and the reallocation of staff present significant management challenges. There can be no assurance that future consolidated results will improve as a result of the Old Safety-Kleen acquisition, or as to the timing or extent to which cost savings and efficiencies anticipated by the Company will be achieved. The Company cannot presently quantify the impact of achieving or failing to achieve anticipated synergies on the Company's earnings per share.

Ability to exert significant influence

        As of August 31, 1999, Laidlaw beneficially owned 43.6% of the Company's outstanding Common Stock. Laidlaw announced publicly on September 13, 1999 its intention to divest itself of all the Company Common Stock owned by it within six to twelve months. Such a transaction could materially affect future operating results. However, because the Company does not know when or if any such transaction will take place or the form of any such transaction, the Company cannot predict the effect such a transaction would have on the future operations of the Company.

Leverage

        The Company is highly leveraged with substantial debt service obligations. Principal repayment obligations with respect to the long term debt aggregates $731.0 million over the next five years. Thus the Company is particularly susceptible to adverse changes in its industry, the economy and the financial markets. In addition, the Company's ability to obtain additional debt financing will be limited by restrictive covenants under the terms of its credit agreements and any other debt instruments. Those limits on financing may limit the Company's ability to service its existing debt obligations through additional debt financing if cash flow from operations is insufficient to service such obligations.

Environmental Regulation and Legal Proceedings

        The operations of businesses of the Company are subject to certain federal, state, territorial, provincial and local requirements which regulate health, safety, environment, zoning and land-use. Operating and other permits are generally required for incinerators, landfills, transfer and storage facilities, certain collection vehicles, storage tanks and other facilities owned or operated by the Company, and these permits are subject to revocation, modification and renewal. Although the Company believes that its facilities meet federal, state and local requirements in all material respects and have all of the required operating and other permits, it may be necessary to expend considerable time, effort and money to keep existing or acquired facilities in compliance with applicable requirements, including new regulations, and to maintain existing permits and approvals and to obtain the permits and approvals necessary to increase their capacity. Applicable requirements are enforceable by injunctions and fines or penalties, including criminal penalties. These regulations are administered by the EPA and various other federal, state and local environmental and health and safety agencies and authorities, including the Occupational Safety and Health Administration of the United States Department of Labor and by the provincial environmental ministries in Canada.

        CERCLA imposes liability for damages and the cleanup of sites from which there is a release or threatened release of a hazardous substance into the environment on generators and transporters as well as current and former owners and operators of such sites. Given the substantial costs involved in a CERCLA cleanup and the difficulty of obtaining insurance for environmental impairment liability, such liability could have a material impact on the Company's business, financial condition and future prospects.

        The Company is required to provide certain financial assurances with respect to certain statutorily required closure and post-closure obligations related to various operating facilities. These financial assurances may take the form of insurance, guarantees, bonds, letters of credit or deposits of cash, to the extent acceptable to the United States, Canadian or other foreign, state, territorial, federal, provincial or local courts, executive offices, legislatures, governmental agencies or ministries, commissions or administrative, regulatory or self-regulatory authorities or instrumentalities ("Governmental Entities") requiring such assurances. There is no guarantee that the Company will be able to provide the required financial assurances, without increased cost, or at all.

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

        Based on its past experience and its knowledge of pending cases, the Company believes it is unlikely that the Company's actual liability on cases now pending (including enforcement actions of the type described above and CERCLA or state superfund cases) will be materially adverse to the Company's financial condition. It should be noted, however, that many environmental laws are written and enforced in a way in which the potential liability can be large, and it is always possible that the Company's actual liability in any particular case or claim will prove to be larger than anticipated and accrued for by the Company. It is also possible that expenses incurred in any particular reporting period for remediation costs or for fines, penalties or judgments could have a material impact on the Company's results of operations for that period.

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

ITEM 2.   PROPERTIES

        In North America, the Company operates in 45 states, seven Canadian provinces and Puerto Rico.

        In North America, the Company's sales and service representatives operate out of approximately 176 branch facilities. Of these, approximately half are leased and half are owned. A typical branch is approximately 8,000 square feet.

        The Company has 31 service/accumulation centers across the United States and Canada. Of these, 25 are owned. These locations serve branches by accumulating shipments of waste from the Industrial Services and Commercial and Institutional Service offerings. As truckload quantities are collected, they are transported from these locations to the treatment and disposal or recycling plants.

        The Company owns 10 solvent recycling plants in the United States, Canada and Puerto Rico. In total, these plants have an annual recycling capacity of 63 million gallons of parts cleaner solvents and 15 million gallons of halogenated, fluorinated and flammable solvents. The total storage capacity of these plants is approximately 8.2 million gallons. In addition, the Company owns two fuel-blending facilities, located on leased land, and has an exclusive supply arrangement for its waste-derived fuel with a third facility. These three facilities have combined storage capacity of approximately two million gallons.

        The Company owns two oil re-refining plants with a combined annual re-refining capacity of approximately 130 million gallons. These plants are located in Breslau, Ontario and East Chicago, Indiana.

        The Company owns one and leases five distribution facilities in the United States, averaging approximately 45,000 square feet each.

        The Company operates eight commercial incineration facilities and 11 landfills throughout the United States and Canada, all of which are owned. The Company also operates 15 other treatment and disposal facilities, of which nine are leased.

        The Company operates approximately 3,800 step vans, straight truck and tractors, 650 tank and vacuum trucks, 1,200 light duty trucks and 1,800 trailer units, most of which are owned by the Company. The Company also operates approximately 1,250 leased railroad tanker cars.

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

        The Company leases 92,000 square feet of office space in Columbia, South Carolina for its corporate headquarters.

ITEM 3.   LEGAL PROCEEDINGS

                                     GENERAL

        The business of the Company's hazardous and industrial waste services is continuously regulated by federal, state, provincial and local provisions that have been enacted or adopted, regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment. The nature of the Company's businesses results in its frequently becoming a party to judicial or administrative proceedings involving all levels of governmental authorities and other interested parties. The issues that are involved generally relate to applications for permits and licenses by the Company and their conformity with legal requirements and alleged technical violations of existing permits and licenses. The Company does not believe that these issues will be material to the Company's operations or financial condition. At August 31, 1999, subsidiaries of the Company were involved in four proceedings of the latter type relating primarily to activities at waste treatment, storage and disposal facilities where the Company believes sanctions involved in each instance may exceed $100,000. The Company believes that the ultimate disposition of these issues will not have a materially adverse effect upon the Company's consolidated financial position or results of operations.

        From time to time, the Company is named as a defendant in various lawsuits arising in the ordinary course of business, including proceedings wherein persons claim injury resulting from the use of the Company's parts cleaner equipment and/or cleaning products, other matters involving personal injury and property damage claims and employment-related claims. A number of such legal proceedings are currently pending in various courts and jurisdictions throughout North America. Based on the Company's assessment of known claims and its historical claims payment pattern, and discussions with internal and outside legal counsel and risk management personnel, the Company believes that there is no proceeding pending against the Company relating to such matters arising out of the ordinary course of business that, if resolved against the Company, would have a materially adverse effect upon the Company's consolidated financial position or results of operations.

        In the United States, CERCLA imposes financial liability on persons who are responsible for the release of hazardous substances into the environment. Present and past owners and operators of sites which release hazardous substances, as well as generators and transporters of the waste material, are jointly and severally liable for remediation costs and environmental damage. At August 31, 1999, the Company had been notified that it was a potentially responsible party in connection with 51 locations in its hazardous waste management and other businesses. The Company continually reviews its status with respect to each location and the extent of its alleged contribution to the volume of waste at the location, the available evidence connecting the Company to that location, and the numbers and financial soundness of other potentially responsible parties at the location. Based upon presently available information, the Company does not believe that potential liabilities arising from its involvement with these locations will be material to the Company's operations or financial condition.

                             VILLE MERCIER FACILITY

        On May 10, 1991, representatives of the Ministry of the Environment of the Province of Quebec conducted a search on property of a subsidiary of the Company in Ville Mercier pursuant to a search warrant issued on the basis of allegations that the subsidiary, prior to its acquisition, had during the years 1973, 1974 and 1975, illegally buried between 500 and 600 barrels of industrial waste in the ground on the site. As a result of that search and the finding of barrels of industrial waste, the subsidiary immediately undertook an investigation and submitted a restoration plan to the Ministry of the Environment and in fact, commenced the restoration activity. On May 24, 1991, the Minister of the Environment issued an order under the provisions of the Environment Quality Act, ordering the subsidiary to collect all the contaminants dumped, emitted, issued or discharged into the environment. This order was issued without notice to the subsidiary at a time when the subsidiary was already carrying out its restoration plan. The subsidiary filed a motion in the Superior Court in the Province of Quebec and the District of Montreal seeking an order to, among other things, cancel and annul the order on the basis, that the burial of the barrels between 1973 and 1975 did not constitute an actual and current discharge, emission or deposit of contaminants into the environment, justifying the 1991 order under the law and that the order did not identify the contaminants that the subsidiary was required to remove, their location, or the time in which this should be accomplished. Following implementation of the restoration plan, these proceedings were suspended. Management believes that the restoration plan submitted by the subsidiary as amended after consultation with the Ministry of the Environment has been implemented and that any contamination resulting from the barrels of industrial waste has been remediated.

        Unrelated to the barrels of industrial waste referred to above, in a letter dated June 19, 1992, the Quebec Ministry of the Environment requested the subsidiary to advise the Ministry, within 30 days of receipt of the request, of its intentions concerning the carrying out of certain characterization studies of soil and water and restoration work with respect to certain areas of the Ville Mercier property. In 1968, the Quebec government issued two permits to an unrelated company to dump organic liquids into lagoons on the Ville Mercier property. By 1971, groundwater contamination had been identified. In 1972, the Quebec government provided an alternate water supply to Ville Mercier. In the same year, the permit authorizing the dumping of liquids was terminated and a permit to operate an organic liquids incinerator on the property was granted to an entity which was indirectly acquired by the Company in 1989. In 1973, the Quebec government contracted with the incinerator operator to incinerate the pumpable liquids in the lagoons. In 1980, the incinerator operator removed, solidified and disposed of the non-pumpable material from the lagoons in a secure cell and completed the closure of the lagoons at its own expense. In 1983, the Quebec government constructed and continues to operate a groundwater pumping and treatment facility near the lagoons. The Company believes that its subsidiary is not the party responsible for the lagoon and groundwater contamination. By letter dated July 17, 1992, the subsidiary responded by first denying any responsibility for the decontamination and restoration of its site and secondly, by proposing that the Quebec Ministry of the Environment and the subsidiary form a working group to find the most appropriate technical solution to the contamination problem. On November 16 and 25, 1992, the Minister of the Environment, pursuant to the provisions of the Environment Quality Act, served the subsidiary with two Notices alleging that the subsidiary was responsible for the presence of contaminants on its property and that of its neighbor and ordering the subsidiary to take all the necessary measures to excavate, eliminate or treat all of the contaminated soils and residues located within the areas defined in the Notices and to recover and treat all of the contaminated waters resulting from the aforementioned measures. The Notices further provided that failing the receipt by the Department of Environment, within ten days of the date of service of the Notices, of an undertaking by the subsidiary to carry out the aforementioned measures, the Minister of the Environment would proceed to do the work and would claim from the subsidiary the direct and indirect costs relating to such work.

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

        Pursuant to the Agreement dated February 6, 1997, among the Company, Laidlaw and Laidlaw Transportation, Inc., Laidlaw and Laidlaw Transportation, Inc. agreed to indemnify and hold harmless the Company and its subsidiaries for any damages resulting from the remediation of contaminated soils and water arising from the former lagoon sites and the operation of the incinerator at Mercier, Quebec. The indemnification is only to the extent that the aggregate cash expenditure with respect to such damages exceeds in the aggregate (i) $1 million during such year and (ii) since 1997, an amount equal to the product of $1 million times the number of years that have elapsed since 1997; however, there shall be no indemnification for any cash expenditures incurred more than six years after 1997. The Company believes that the ultimate disposition of these issues will not have a materially adverse effect upon the Company's consolidated financial position or results of operations.

                      SAFETY-KLEEN (PINEWOOD), INC. FINANCIAL ASSURANCE

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

        In June 1995, under authority of the new regulations, Pinewood submitted financial assurance for potential environmental cleanup and restoration composed of a combination of the existing State Permitted Sites Fund (this is a state of South Carolina fund created by statute and funded by hazardous waste disposal taxes) in the amount of approximately $8 million and the balance of a total package of $135 million by way of a corporate guaranty by Laidlaw Inc. in the amount of approximately $127 million. Pinewood also left in place the existing cash trust fund in the amount of approximately $16 million. DHEC accepted Pinewood's financial submittal. On September 15, 1995, DHEC issued a declaratory ruling finding the new regulations applicable to financial assurance requirements for Pinewood. A group of parties opposed to the ruling appealed the declaratory ruling to the South Carolina Circuit Court. The opposing parties include Citizens Asking for a Safe Environment, Energy Research Foundation, County of Sumter, Sierra Club, County of Clarendon, The Sumter County Legislative Delegation, the South Carolina Department of Natural Resources and the South Carolina Public Service Authority. In June 1996, Pinewood submitted and DHEC accepted a similar financial assurance package for the state fiscal year ended June 30, 1997. In June 1997, June 1998 and June 1999 Pinewood submitted and DHEC approved financial assurance packages for the state fiscal years ending June 30, 1998, 1999 and 2000, consisting of the State Permitted Sites Fund (approximately $11 million), the cash trust fund in the amount of approximately $18 million and the balance of a total package of approximately $140 million in insurance coverage in replacement of the Laidlaw guarantee.

        Pinewood's appeal of the May 19, 1994 DHEC order and the opposing parties' appeal of the September 15, 1995 DHEC declaratory ruling were consolidated in the South Carolina Circuit Court in the case captioned Laidlaw Environmental Services of South Carolina, Inc. et. al., Petitioners vs. South Carolina Department of Health and Environmental Control and South Carolina Board of Health and Environmental Control, Respondents - Energy Research Foundation, et al., Intervenors, Docket Numbers C/A 94-CP-43-175, 94-CP-43-178, 94-CP-40-1412 and 94-CP-40-1859. A decision was issued by the Circuit Court on August 19, 1997 finding the regulation legally valid and applicable to financial assurance requirements of the Pinewood landfill. Opposing parties appealed the decision to the South Carolina Court of Appeals. The South Carolina Court of Appeals heard arguments in the case on September 9, 1999 and it is anticipated that a decision of the Court of Appeals will be issued during the Company's fiscal year ending August 31, 2000. A decision adverse to the Company could result in the reinstatement of the May 19, 1994 DHEC order. The Company believes that the regulations promulgated in June 1995 are legally valid and applicable to financial assurance requirements for the Pinewood landfill. The Company believes that the ultimate disposition of these issues will not have a materially adverse effect upon the Company's consolidated financial position or results of operations.

                                   TAX MATTERS

        Laidlaw's  United States  subsidiaries  petitioned the United States Tax
Court (captioned as Laidlaw Transportation, Inc. and Subsidiaries et al v. Commissioner of Internal Revenue, Docket Nos. 9361-94 and 9362-94) with respect to their consolidated federal income tax returns (which until May 15, 1997 included certain of the Company's United States subsidiaries) for the fiscal years ended August 31, 1986, 1987 and 1988. The principal issue involved related to the timing and deductibility for tax purposes of interest attributable to loans owing to related foreign persons. Judge John O. Colvin issued an opinion on June 30, 1998 concluding that advances from Laidlaw's related foreign entity were equity rather than debt and that interest deductions claimed were disallowed. Similar claims were asserted with respect to Laidlaw's consolidated federal income tax returns for the fiscal years ended August 31, 1989, 1990 and 1991 and a petition was filed with the United States Tax Court with respect to these years (captioned as Laidlaw Transportation, Inc. and Subsidiaries v. Commissioner of Internal Revenue, Docket No. 329-98). In September 1998, Laidlaw's United States subsidiaries received a thirty day letter proposing that the subsidiaries pay additional taxes relating to disallowed deductions in federal income tax returns for the fiscal years ended August 31, 1992, 1993 and 1994 based on the same issues. Entry of the decision relating to the Tax Court opinion was deferred to allow Laidlaw and the Commissioner of Internal Revenue to engage in discussions to resolve issues relating to all fiscal years from 1986 through 1994.

        On March 1, 1999, Laidlaw, Inc. announced a settlement of the dispute between its United States subsidiaries and the Commissioner of Internal Revenue relating to the timing and deductibility for tax purposes of interest attributable to loans owing to related foreign persons during the years from 1986 to 1994. The total net after tax cash cost to Laidlaw, Inc. was approximately $226 million compared with more than $500 million should Laidlaw, Inc. have been required to pay all claims on these issues for these periods. The payment includes approximately $121 million in taxes together with interest of approximately $161 million ($105 million after tax) of which $281.1 million was paid by August 31, 1999 and the balance in September 1999. This settlement resolves matters in the United States Tax Court (captioned as Laidlaw Transportation, Inc. and Subsidiaries v. Commissioner of Internal Revenue, Docket Nos. 9361-94 and 329-98) relating to the 1986 to 1991 fiscal years as well as claims raised in the thirty day letter relating to 1992 to 1994.

        Pursuant to the agreement dated February 6, 1997 among the Company, Laidlaw and Laidlaw Transportation, Inc., Laidlaw and Laidlaw Transportation, Inc. are responsible for any tax liabilities resulting from these matters. Based upon discussions with Laidlaw, the Company's income tax provision determined on a separate return basis during the period audited by the Internal Revenue Service was sufficient and no additional tax or interest is due to or from Laidlaw as a result of the settlement.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company held a Special Meeting of Shareholders on August 27, 1999. At the meeting, shareholders approved the Company's proposal relating to the issuance of shares of common stock of the Company, par value $1.00 per share, to Laidlaw International Finance Corporation ("LIFC") or another affiliate of Laidlaw Inc., in connection with the Company's proposed repurchase of its outstanding $350 million 5% Subordinated Convertible Pay-In-Kind Debenture due 2009 held by LIFC. 79.4% of the outstanding shares were represented at the meeting. The following table sets forth the voting results:

                                                               Abstentions and
                               For              Against       Broker Non-Votes
                               ---              -------       ----------------
Issuance of Stock           70,038,779          484,455            106,897
                              99.1%               .7%                .2%

                                     PART II
                                     -------

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        On August 27, 1999, in connection with the repurchase of the Company's $350 million 5% Subordinated Convertible Pay-In-Kind debenture (the "Debenture") and payment of accrued interest thereon, the Registrant issued 11,697,613 shares of its common stock, par value $1.00 per share ("SK Stock"), beneficially to Laidlaw through Laidlaw's subsidiary. The Company believes that the shares are exempt from registration pursuant to Section (4)(2) of the Securities Act of 1933, as amended (the "Act"). In determining to issue the SK Stock without registration under the Act, management considered the fact that the offering was being made to a single offeree in connection with the repurchase of the Debenture.

        The section entitled "Shareholder Information" appearing on page 8 in the Company's 1999 Annual Report to Stockholders is incorporated herein by reference.

ITEM 6.   SELECTED FINANCIAL DATA

        The section entitled "Financial Highlights and Selected Financial Data" appearing on page 1 in the Company's 1999 Annual Report to Stockholders is incorporated herein by reference.

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

        Results associated with the May 15, 1997 reverse acquisition of Rollins Environmental Services, Inc. ("Rollins") (the "Rollins Acquisition") have been included in the Company's consolidated results as of the date of the acquisition.

        The following discussion and analysis includes statements that are considered forward-looking based on the Company's expectations and, as such, these statements are subject to uncertainty and risk. See "Factors That May Affect Future Results" below.

RESULTS OF OPERATIONS

Twelve Months Ended August 31, 1999 compared with Twelve Months Ended August 31, 1998

Operating results, before restructuring and other charges and extraordinary items, are as follows ($ in millions):

                                                             Twelve Months Ended August 31
                                                             -----------------------------
                                                               1999                1998
                                                        -------------------------------------
Revenue .............................................   $1,685.9   100.0%   $1,185.5   100.0%
Operating expense ...................................    1,070.6    63.5%      797.4    67.3%
Depreciation and amortization .......................      136.0     8.1%       93.1     7.8%
Selling, general and administrative .................      134.5     8.0%      108.8     9.2%
                                                        --------   ------   --------   ------
Operating income before restructuring and other
charges and extraordinary items .....................   $  344.8    20.4%   $  186.2    15.7%
                                                        ========   =====    ========   ======

Components of revenue are as follows ($ in millions):

                                                             Twelve Months Ended August 31
                                                             -----------------------------
                                                                 1999              1998
                                                        -------------------------------------
Collection and Recovery Services
    Industrial Services ............................    $  800.1     47%    $  585.3      50%
    Commercial and Institutional Services ..........       540.7     32%       227.7      19%
                                                        --------     ---    --------      ---
Total Collection and Recovery Services .............     1,340.8     79%       813.0      69%

Treatment and Disposal Services ....................       313.4     19%       324.6      27%

European Operations ................................        31.7      2%        47.9       4%
                                                        ---------   ----    --------      ---
     Total revenue .................................    $1,685.9    100%    $1,185.5     100%
                                                        ========    ====    ========     ====

        Revenue increased $500.4 million, or 42.2%, during the twelve months ended August 31, 1999, compared to the twelve months ended August 31, 1998. Revenue from collection and recovery services to industrial customers increased $214.8 million, or 36.7%, while collection and recovery services to commercial and institutional customers increased $313.0 million, or 137.5%. Increased revenue from collection and recovery services reflects the inclusion of the acquired Old Safety-Kleen business for the full twelve months of the current period. Revenue from treatment and disposal services decreased $11.2 million, or 3.5%, primarily due to a reduction in the level of activity at the Company's harbor dredging and treatment operations. European operations generated $31.7 million in the three months included in the current period compared to $47.9 million for the five months included in the prior fiscal year, a decrease of $16.2 million.

        The Company eliminates inter-company revenue in presenting consolidated financial results. The majority of such eliminations occur at the Company's disposal facilities which receive waste streams from the Company's collection and recovery services network.

        Management's estimate of the components of the changes in the Company's consolidated revenue is as follows:

                                                  Percentage Increase (Decrease)
                                                  Twelve Months Ended August 31

                                                          1999 over 1998
                                                          --------------
Expansion of customer base by acquisition                     46.8%
Other, primarily through volume and price changes              1.5%
Divestitures and closures                                     (5.3%)
Foreign exchange rate changes                                 (0.8%)
                                                              ------
     Total                                                    42.2%

        The comparative increase in revenue for the twelve months ended August 31, 1999, was primarily due to the inclusion of a full twelve month's results for the acquired North American operations of Old Safety-Kleen. Revenue from existing operations was impacted by a significant reduction in the level of activity in the Company's harbor dredging and treatment operations within the treatment and disposal component. Prior year revenue included contributions from a thermal treatment facility which was closed on August 31, 1998, and from the Company's European operations which were partially divested on December 23, 1998, and deconsolidated effective December 1, 1998. A reduction in revenue due to foreign exchange rate changes resulted from a relative decline in the Canadian dollar translation rate.

        While previously expecting to achieve internal revenue growth of 10% by the end of fiscal 1999, the Company now expects to achieve growth of approximately 7% during fiscal 2000 primarily as a result of market share gains in the industrial services component, the introduction of new services, and, to a lesser extent, price increases. During the fourth fiscal quarter of fiscal 1999, the price and volume increase over the prior year, excluding the Company's harbor dredging and treatment operations, was 5.0%.

Operating Expenses

        Operating expenses increased $273.2 million, or 34.3%, during the twelve months ended August 31, 1999, compared to the twelve months ended August 31, 1998. The increase was primarily attributable to additional business obtained as part of the acquisition of Old Safety-Kleen. As a percentage of revenue, operating expense decreased to 63.5% from 67.3% in the prior year, primarily due to the increased utilization of existing facilities and other operational assets, acquisition related cost reduction measures, primarily personnel related costs, and an increase in higher margin business. The Company estimates that the vast majority of available cost reduction measures associated with the acquisition of Old Safety-Kleen has been achieved by the fourth quarter of fiscal 1999, during which operating expenses totaled 62.4% of revenue and that operating expenses during fiscal 2000 will approximate a similar percentage of revenue.

Depreciation and Amortization Expense

        Depreciation and amortization expense increased $42.9 million, or 46.1%, during the twelve months ended August 31, 1999, compared to the prior year. The increase related to the acquired operations of Old Safety-Kleen. As a percentage of revenue, depreciation and amortization expense was 8.1%, compared to 7.8% in the prior year. The increase as a percentage of revenue is primarily attributable to the full year's inclusion of the amortization of excess purchase price related to the acquisition of Old Safety-Kleen.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses increased $25.7 million, or 23.6%, during the twelve months ended August 31, 1999, versus the prior year. As a percentage of revenue, selling, general and administrative expenses decreased to 8.0% from 9.2% in the prior year due to cost reduction measures and economies of scale gained through the acquisition of Old Safety-Kleen. The Company estimates that, as a percentage of revenue, costs for the year ended August 31, 1999, will be representative of those to be incurred in fiscal 2000.

Interest Expense

        Interest expense increased $64.3 million, or 59.7%, during the twelve months ended August 31, 1999, over the prior year as a result of the additional long term debt incurred to finance the acquisition of Old Safety-Kleen.

        Based on existing market conditions, the Company's average interest rate is approximately 8.25% of which 60% was fixed at August 31, 1999. The Company capitalized $4.1 million of interest costs during the year.

Equity in Earnings of Associated Companies

        On December 23, 1998, the Company sold a 56% interest in its European operations. This transaction resulted in no gain or loss. The Company accounts for its remaining interest in the European operations on an equity basis and intends to permanently reinvest its share of the earnings of the European operations.

Income Tax Expense

        The effective tax rate of 44% on income before restructuring and other charges, equity earnings, and taxes ($178.6 million), has increased over the prior year effective rate due to the sale of 56% of the Company's European operations and a full year's impact of the non-deductible goodwill amortization related to the acquisition of Old Safety-Kleen. The European operations had an effective tax rate below that of the overall Company average.

Extraordinary Loss

        On August 27, 1999, as a result of the repurchase of the subordinated convertible debenture, the Company recognized an extraordinary charge of $15.0 million, or $0.13 per share on a diluted basis, related to the write-off of a deferred tax asset associated with the debenture.

RESULTS OF OPERATIONS

Twelve Months Ended August 31, 1998 compared with Twelve Months Ended August 31, 1997

Operating results, before restructuring and other charges and extraordinary items, are as follows ($ in millions):


                                                            Twelve Months Ended August 31
                                                            -----------------------------
                                                               1998                1997
                                                        -------------------------------------
Revenue ............................................    $1,185.5   100.0%   $678.6     100.0%
Operating expense ..................................       797.4    67.3%    485.1      71.5%
Depreciation and amortization ......................        93.1     7.8%     53.5       7.9%
Selling, general and administrative ................       108.8     9.2%     73.1      10.7%
                                                        --------   -----    ------     ------
Operating income before restructuring and other
charges and extraordinary items ....................    $  186.2    15.7%   $ 66.9       9.9%
                                                        ========   ======   ======     ======

Components of revenue are as follows ($ in millions):


                                                          Twelve Months Ended August 31
                                                          -----------------------------
                                                               1998                1997
                                                        -------------------------------------
Collection and Recovery Services

    Industrial Services ................................$  585.3    50%     $  394.1      58%
    Commercial and Institutional Services ..............   227.7    19%        0.0         0%
                                                        --------     ---      ------     ----
Total Collection and Recovery Services .................   813.0    69%        394.1      58%

Treatment and Disposal Services ........................   324.6    27%        284.5      42%

European Operations ....................................    47.9     4%          0.0       0%
                                                         -------   ----       ------     ----
     Total revenue .....................................$1,185.5    100%    $  678.6     100%
                                                        ========    ====    ========     ====


        Revenue increased $506.9 million, or 74.7%, during the fiscal year ended August 31, 1998, compared to the fiscal year ended August 31, 1997. Revenue from collection and recovery services to industrial customers increased $191.2 million, or 48.5%, while the addition of collection and recovery services to commercial and institutional customers generated an additional $227.7 million. Increased revenue from industrial services reflects the inclusion of the acquired Old Safety-Kleen and Rollins businesses while the commercial and institutional component reflects business acquired with Old Safety-Kleen exclusively. Revenue from treatment and disposal services increased $40.1 million, or 14.1%, primarily due to the acquired Rollins business as well as increased harbor related dredging, treatment and disposal activities. The acquired European operations of Old Safety-Kleen provided an additional $47.9 million in revenue.

        The Company eliminates inter-company revenue in presenting consolidated financial results. The majority of such eliminations occur at the Company's disposal facilities which receive waste streams from the Company's collection and recovery services network.

        Management's estimate of the components of the changes in the Company's consolidated revenue is as follows:

                                                  Percentage Increase (Decrease)
                                                  Twelve Months Ended August 31,

                                                          1998 over 1997
                                                          --------------
Expansion of customer base by acquisition                     80.4%
Other, primarily through volume and price changes              3.0%
Divestitures and closures                                     (7.9%)
Foreign exchange rate changes                                 (0.8%)
                                                              ------
     Total                                                    74.7%
                                                              =====
        The comparative increase in revenue for the fiscal year ended August 31, 1998 was primarily due to the inclusion of the acquired operations of Old Safety-Kleen from April 1, 1998, and the inclusion of Rollins for the full fiscal year compared to its inclusion as of May 15, 1997, in the prior year. Revenue from existing operations grew as a result of increased activity at the Company's harbor-related dredging, treatment and placement operations but were partially offset by reduced volumes at certain hazardous waste landfills. Prior year revenue included contributions from an industrial and municipal solid waste landfill which was divested on December 18, 1997. A reduction in revenue due to foreign exchange rate changes resulted from a relative decline in the Canadian dollar translation rate.

Operating Expenses

        Operating expenses increased $312.3 million, or 64.4%, during the fiscal year ended August 31, 1998, compared to the fiscal year ended August 31, 1997. The increase was primarily attributable to additional business obtained as part of the acquisitions of Old Safety-Kleen and Rollins. As a percentage of revenue, operating expense decreased to 67.3% from 71.5% in the prior year, primarily due to stabilized pricing, the increased utilization of existing facilities and acquisition related cost reduction measures.

Depreciation and Amortization Expense

        Depreciation and amortization expense increased $39.6 million, or 74.0%, during the fiscal year ended August 31, 1998, compared to the prior year. The increase related to the acquired operations of Old Safety-Kleen and Rollins. As a percentage of revenue, depreciation and amortization expense was relatively unchanged at 7.8% compared to 7.9% in the prior year.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses increased $35.7 million, or 48.8%, during the fiscal year ended August 31, 1998, compared to the prior year. As a percentage of revenue, selling, general and administrative expenses decreased to 9.2%, from 10.7% in the prior year, due to cost reduction measures and economies of scale gained through the Safety-Kleen and Rollins Acquisitions.

Restructuring and Other Charges

        A one-time restructuring charge of $65.8 million ($39.5 million after tax, or $0.12 per share on a diluted basis) impacted earnings for the twelve months ended August 31, 1998. The charge included the costs associated with the closing and remediation of certain of the existing operating facilities that have become redundant and other exit activities as a result of the Safety-Kleen Acquisition. $31.8 million of the charge related to the non-cash write-off of existing facility carrying values, and $34.0 million represented cash costs to be expended during subsequent periods.

        In fiscal 1997, the Company recorded a restructuring charge of $331.7 million ($200.0 million after tax) related to the Rollins Acquisition, of which the expected cash costs were $25 million.

Interest Expense

         Interest expense increased $63.4 million, or 143.3%, during the fiscal year ended August 31, 1998 over the prior year, primarily as a result of the recapitalizations related to the Safety-Kleen and Rollins Acquisitions. Prior to May 15, 1997, interest expense was allocated from the parent corporation, Laidlaw Inc.

Income Tax Expense

        Prior to May 15, 1997, income tax expense was allocated from the parent corporation using applicable income tax rates on income for tax purposes on a separate return basis. Effective May 15, 1997, the Company began filing federal and state income tax returns separately.

Extraordinary Loss

        In April 1998, the Company replaced its existing Bank Credit Facility with a Senior Credit Facility and recognized an extraordinary charge of $18.8 million ($11.3 million after tax or $0.13 per share on a diluted basis) related to the write-off of previous deferred debt issuance costs and repayment penalties.

ENVIRONMENTAL LIABILITIES

        Note 9 to the Consolidated Financial Statements includes a continuity of the Company's environmental liabilities for the two years ended August 31, 1999.

        During fiscal 1999, the Company charged against earnings $1.4 million for closure and post-closure costs at open landfill facilities and $3.6 million for remediation costs at open facilities. The closure and post-closure costs relate to consumed airspace, based on waste receipts during the year. The remediation costs relate to ongoing monitoring activities. There were no significant amounts charged against earnings related to closed facilities.

        In addition, the Company reevaluated the costs associated with closing and remediating facilities identified for closure in connection with the acquisition of Old Safety-Kleen and identified additional LESI facilities to be closed. As outlined in Note 12 to the Consolidated Financial Statements, a $14.2 million reduction in previously recorded environmental liabilities was recorded relating to the LESI facilities identified for closure in fiscal 1998 and a $2.8 million increase was required to be recorded relating to additional LESI facilities identified for closure in connection with the acquisition of Old Safety-Kleen.

        During fiscal 1999, the Company reduced environmental liabilities by $1.9 million due to changes in foreign exchange rates.

        In fiscal 1998, the Company charged against earnings $0.5 million for closure and post-closure costs at open landfill facilities and $2.9 million for remediation costs at open facilities.

EARNINGS PER SHARE

        Basic earnings per share ("EPS") for fiscal 1999 of $1.00 on reported net income of $89.0 million, comprises a $0.17 loss for the extraordinary item and $1.17 for income from continuing operations. Diluted EPS from continuing operations before the extraordinary item were $1.03.

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

        Important factors that could cause actual results to differ include, among others, risks associated with acquisitions and achieving the targeted cost savings levels, fluctuations in operating results because of acquisitions, changes in applicable government regulations (environmental and other), the impact of litigation, competition and risks associated with the operations and growth of the newly acquired business of Old Safety-Kleen and other factors described in Part I, Item 1 of this Annual Report on Form 10-K for the Twelve Months Ended August 31, 1999. As a result of these factors, the Company's revenue and income could vary significantly from quarter to quarter, and past financial performance should not be considered a reliable indicator of future performance.

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

        On May 17, 1999, the Company issued $225 million 9.25% Senior Notes due 2009 (the "Senior Notes") in a private offering. Net proceeds from the sale of the Senior Notes, after the underwriting discount and other expenses, were approximately $214 million. The net proceeds were used to finance the cash portion of the purchase price for the repurchase of the subordinated convertible debenture (the "Repurchase"). The purchase price also included approximately
11.3 million common shares of the Company. The issuance of the common shares was approved at a Special Meeting of the stockholders of the Company on August 27, 1999.

        On August  27,  1999,  the  Company  issued  376,858  shares to  satisfy
interest  due,  through  the  date  of  the  repurchase,   on  the  subordinated
convertible debenture.

LIQUIDITY

        Total cash provided by operations during the twelve months ended August 31, 1999 was $70.1 million. This was comprised of $312.1 million from operations before financing working capital requirements of $154.1 million and $87.9 million related to spending on acquisition liabilities.

        On December 23, 1998, the Company announced the recapitalization of its European operations resulting in the sale of 56% of the Company's equity interest in that entity. As a result of the recapitalization the Company will receive gross proceeds of $154.0 million. During the twelve months ended August 31, 1999, the Company received $140.4 million of net proceeds (net of $5 million cash left in the European operations at the time of sale). The balance of the gross proceeds will be received as a dividend tax refund.

        The  Company's   primary  sources  of  liquidity  are  cash  flows  from
operations, existing cash and short-term investments of $9.2 million, and the unused cash portion of the Senior Credit Facility's revolver tranche of $299 million.

        Trade and other accounts receivable represent the largest portion of current assets, totaling $395.0 million at August 31, 1999. The average days sales outstanding ("DSO") increased to 82 days, from 66 days at August 31, 1998. The DSO increase and the related increase in working capital was due to billing and collections systems integration and modifications. The Company expects days sales outstanding to decrease in fiscal 2000 as these integration issues are resolved and as systems modifications become complete.

        The Company expects to fund capital expenditures, debt repayment and environmental liability requirements from cash flows from operations.

        The Company has not paid dividends during the reported periods, and does not intend to pay dividends in the foreseeable future. Additionally, the Senior Credit Facility prohibits the payment of dividends (unless a given percentage of lenders otherwise agree).

        The Company has charged cash expenditures of $31.2 million against the Safety-Kleen and Rollins restructuring reserves during Fiscal 1999, leaving a balance of $13.0 million for which cash expenditures related primarily to environmental accruals will be expended in subsequent periods.

CAPITAL EXPENDITURES AND CAPITAL RESOURCES

        Investing activities for the twelve months ended August 31, 1999, generated cash of $59.4 million. Net expenditures for the purchase of fixed assets for normal replacement requirements and increases in services were $66.3 million and net proceeds from the sale of the European operations were $140.4 million. The Company's projected capital expenditures for fiscal 2000 are approximately $75 to $80 million. The Company believes that it has adequate resources to finance these expenditures.

        The Company's Senior Credit Facility contains negative, affirmative and financial covenants customarily found in credit agreements for financings similar to the financing provided under the Senior Credit Facility, including covenants limiting annual capital expenditures, restricting debt, guaranties, liens, mergers and consolidations, sales of assets and payment of dividends. The Company was in compliance with all of its covenants at August 31, 1999.

        The Company's 1999 Notes are effectively subordinated to the Company's subsidiaries' indebtedness. The 1998 Notes restrict the payment of dividends, advances or other distributions from the Company's subsidiaries to the Company, as may be required to service the Senior Notes, may be restricted as they are subject to the various indentures, covenants and other obligations of the subsidiaries.

INFLATION

        During the periods presented herein, the Company's business has not been and is not expected in the near future to be, significantly affected by inflation.

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

        In fiscal 1999, the Company incurred approximately $7.25 million of costs in connection with its Y2K compliance efforts ($1.4 million was incurred in fiscal 1998). $5.0 million related to software upgrades and program changes to certain modules of the Company's financial and operational systems, $1.0 million related to upgrades to network operations equipment and $1.25 million related to software upgrades to the incinerator distributed control systems.

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

        While we believe the occurrence of such a scenario is unlikely, a possible worst case scenario might include (a) delays, inaccuracies or other difficulties with respect to billing customers or the loss of customer records,
(b) our inability to run one or more of our incinerators or recycling facilities, (c) our key vendors not being able to supply goods and services on a timely basis, and (d) the inability of our customers to remit payment for services rendered on a timely basis. The financial impact of any or all of the above worst case scenarios has not been and cannot be estimated by management due to the numerous uncertainties and variables associated with such scenarios.

RECENT ACCOUNTING DEVELOPMENTS

        In June 1998, FASB issued Statement No. 133, "Accounting of Derivative Instruments and Hedging Activities," ("SFAS 133"), and amended by SFAS 137, effective for periods beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded on other contracts, and derivatives used for hedging purposes. SFAS 133 requires that entities recognize all derivative financial instruments as either assets or liabilities on the balance sheet at their fair value. Changes in the fair value of the derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction, and if it is, the type of hedge transaction. The Company anticipates that the adoption of this standard will not have a significant effect on the Company's results of operations or its financial position.

        In March 1998, the AICPA issued Statement of Position 98-1. "Accounting for Costs of Computer Software for Internal Use," ("SOP 98-1"), effective for periods beginning after December 15, 1998. SOP 98-1 provides guidance on defining internal use software and the accounting for the costs thereof. The Company anticipates that the adoption of this statement will not have a significant effect on the Company's results of operations or its financial position.

        In April 1998, the AICPA issued Statement of Position 98-5, "Accounting for the Costs of Start-Up Activities," (SOP 98-5"), effective for periods beginning after December 15, 1998. SOP 98-5 requires all costs of start-up activities to be expensed as incurred. Start-up activities are defined as those one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new class of customer or beneficiary, initiating a new process in an existing facility, or commencing a new operation. Activities related to mergers or acquisitions are not considered start-up activities and, therefore, SOP 98-5 does not change the accounting for such items. The Company anticipates that the adoption of this statement will not have a significant effect on the Company's results of operations or its financial position.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        The Company has no material information to disclose.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   Index to Consolidated Financial Statements

Report of Independent Accountants................................................................28

Consolidated Statements of Income for the Years Ended August 31, 1999, 1998  and 1997............29

Consolidated Statements of Comprehensive Income for the Years Ended August 31, 1999, 1998
and 1997.........................................................................................29

Consolidated Balance Sheets as of August 31, 1999 and 1998.......................................30

Consolidated Statements of Cash Flows for the Years Ended August 31, 1999, 1998 and 1997.........31

Consolidated Statements of Stockholders' Equity for the Years Ended August 31, 1999, 1998
and 1997.........................................................................................32

Notes to Consolidated Financial Statements.......................................................33

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Directors of Safety-Kleen Corp.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, cash flows and stockholders' equity present fairly, in all material respects, the financial position of Safety-Kleen Corp. and its subsidiaries at August 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ProcewaterhouseCoopers LLP

Charlotte, North Carolina
October 5, 1999

                              SAFETY-KLEEN CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
                   ($ in thousands, except per share amounts)

                                                                 Year Ended August 31
                                                                 --------------------
                                                           1999          1998           1997
                                                           ----          ----           ----
Revenue ..........................................   $ 1,685,948    $ 1,185,473    $   678,619
                                                     -----------    -----------    -----------
Expenses:
  Operating ......................................     1,070,666        797,382        485,062
  Depreciation and amortization ..................       136,002         93,051         53,506
  Selling, general and administrative ............       134,497        108,817         73,068
  Restructuring and other charges ................          --           65,831        331,697
                                                     -----------    -----------    -----------
    Total expenses ...............................     1,341,165      1,065,081        943,333
                                                     -----------    -----------    -----------
Operating income (loss) ..........................       344,783        120,392       (264,714)
Interest expense .................................       172,028        107,697         44,273
Other income .....................................         5,803          7,657          2,865
Equity in earnings of associated company .........         2,708           --             --
                                                     -----------    -----------    -----------
Income (loss) from continuing operations
  before income tax expense (benefit) ............       181,266         20,352       (306,122)
Income tax expense (benefit) .....................        78,565          9,133       (122,789)
                                                     -----------    -----------    -----------
Income (loss) from continuing operations
  before minority interest .......................       102,701         11,219       (183,333)
Minority interest, net of tax ....................         1,211            269           (119)
                                                     -----------    -----------    -----------
Income (loss) from continuing operations .........       103,912         11,488       (183,452)
Income from discontinued operations, net of tax ..          --             --               20
                                                     -----------    -----------    -----------
Income (loss) before extraordinary item ..........       103,912         11,488       (183,432)
Extraordinary loss, net of tax of $7,494 in 1998 .       (15,036)       (11,283)          --
                                                     -----------    -----------    -----------
Net income (loss) ................................   $    88,876    $       205    $  (183,432)
                                                     ===========    ===========    ===========
Basic income (loss) per share:
  Income (loss) from continuing operations .......   $      1.17    $      0.18    $     (5.32)
  Extraordinary loss, net of tax .................         (0.17)         (0.18)          --
                                                     -----------    -----------    -----------
  Net income (loss) ..............................   $      1.00    $      --      $     (5.32)
                                                     ===========    ===========    ===========
  Weighted average common stock outstanding (000s)        88,537         62,322         34,508
                                                     ===========    ===========    ===========
Diluted income (loss) per share:
  Income (loss) from continuing operations .......   $      1.03    $      0.18    $     (5.32)
  Extraordinary loss, net of tax .................         (0.13)         (0.18)          --
                                                     -----------    -----------    -----------
  Net income (loss) ..............................   $      0.90    $      --      $     (5.32)
                                                     ===========    ===========    ===========
  Weighted average common stock outstanding
    and assumed conversions (000s) ...............       111,645         62,322         34,508
                                                     ===========    ===========    ===========

                 See accompanying Notes to Consolidated Financial Statements

                               SAFETY-KLEEN CORP.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                ($ in thousands)

                                                                 Year Ended August 31
                                                                 --------------------
                                                           1999        1998         1997
                                                           ----        ----         ----

Net income (loss) ...................................   $  88,876   $     205    $(183,432)
Other comprehensive income (loss):
  Unrealized foreign currency translation adjustments       5,879     (18,122)        (706)
                                                        ---------   ---------    ---------
Comprehensive income (loss) .........................   $  94,755   $ (17,917)   $(184,138)
                                                        =========   =========    =========

                 See accompanying Notes to Consolidated Financial Statements

                               SAFETY-KLEEN CORP.

                           CONSOLIDATED BALANCE SHEETS

                                ($ in thousands)

                                                               August 31
                                                               ---------
                                                         1999          1998
                                                         ----          ----
ASSETS

Current assets

  Cash and cash equivalents .......................  $     9,173    $    16,333
  Accounts receivable .............................      395,009        320,048
  Inventories and supplies ........................       60,567         53,759
  Income taxes recoverable ........................         --           37,495
  Deferred income taxes ...........................       58,641         69,426
  Other current assets ............................       64,307         45,273
                                                     -----------    -----------
    Total current assets ..........................      587,697        542,334
                                                     -----------    -----------
Long-term investments .............................       76,739         35,926
                                                     -----------    -----------
Property, plant and equipment
  Land, landfill sites and improvements ...........      507,404        504,308
  Buildings .......................................    1,012,660      1,115,137
  Machinery and equipment .........................    1,412,988      1,495,643
  Leasehold improvements ..........................       23,788         32,815
  Construction in process .........................       28,200         14,965
                                                     -----------    -----------
    Property, plant and equipment .................    2,985,040      3,162,868
    Less, accumulated depreciation and amortization     (413,020)      (312,366)
                                                     -----------    -----------
      Property, plant and equipment, net ..........    2,572,020      2,850,502
Goodwill, at cost (net of accumulated amortization
  of $39,538 in 1999; $13,268 in 1998) ............    1,098,731      1,023,154
Other assets ......................................       31,617         16,979
                                                     -----------    -----------
  Total assets ....................................  $ 4,366,804    $ 4,468,895
                                                     ===========    ===========

LIABILITIES

Current liabilities

  Accounts payable ................................  $   172,838    $   128,560
  Accrued liabilities .............................      163,818        219,352
  Current portion of long-term debt ...............       85,063         77,004
                                                     -----------    -----------
    Total current liabilities .....................      421,719        424,916
Environmental and other long-term liabilities            224,090        259,459
Long-term debt ....................................    1,882,371      1,853,164
Subordinated convertible debenture ................         --          350,000
Deferred income taxes .............................      556,372        566,650
                                                     -----------    -----------
  Total liabilities ...............................    3,084,552      3,454,189
                                                     -----------    -----------

Commitments and contingencies .....................         --           --
                                                     -----------    -----------

STOCKHOLDERS' EQUITY

  Common stock, par value $1.00 per share;
  authorized 250,000,000; issued and outstanding
  100,635,975 - 1999; 87,746,243 - 1998............      100,636         87,746
Additional paid-in capital ........................    1,342,448      1,182,547
Accumulated other comprehensive loss ..............      (12,949)       (18,828)
Accumulated deficit ...............................     (147,883)      (236,759)
                                                     -----------    -----------
  Total stockholders' equity ......................    1,282,252      1,014,706
                                                     -----------    -----------
  Total liabilities and stockholders' equity ......  $ 4,366,804    $ 4,468,895
                                                     ===========    ===========

          See accompanying Notes to Consolidated Financial Statements

                             SAFETY-KLEEN CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ in thousands)

                                                                 Year Ended August 31
                                                                 --------------------
                                                            1999           1998          1997
                                                            ----           ----          ----
Cash flows from operating activities:
  Net income (loss) .................................   $    88,876    $       205    $  (183,432)
  Adjustments to reconcile net income (loss) to net
   cash provided by continuing operations:

     Income from discontinued operations ............          --             --              (20)
     Extraordinary loss, net of applicable income tax        15,036         11,283           --
     Restructuring and other charges, net of
      Applicable income tax .........................          --           39,499        200,000
     Depreciation and amortization ..................       136,002         93,051         53,506
     Deferred income taxes ..........................        64,038         21,681         37,507
     Equity in undistributed earnings of associated
     companies ......................................        (2,708)          --             --
     Change in accounts receivable ..................       (92,263)         7,902         (8,151)
     Change in accounts payable and accrued and
      other long-term liabilities ...................       (41,816)       (34,955)       (52,632)
     Decrease in liabilities assumed upon acquisition       (87,964)       (40,922)       (17,945)
     Change in other, net ...........................        (9,143)       (10,117)         8,126
                                                        -----------    -----------    -----------
Net cash provided by continuing operations ..........        70,058         87,627         36,959
Net cash provided by discontinued operations ........          --             --              425
                                                        -----------    -----------    -----------
Net cash provided by operating activities ...........        70,058         87,627         37,384
                                                        -----------    -----------    -----------
Cash flows from investing activities:
  Cash acquired (expended) on acquisition of
  businesses ........................................       (10,911)    (1,281,495)        15,451
  Purchase of property, plant and equipment .........       (73,593)       (50,754)       (36,097)
  Increase in long-term investments .................            (5)        (2,478)        (2,837)
  Proceeds from sales of property, plant and
  equipment .........................................         7,336         13,433          1,596
  Proceeds from sale of business ....................       140,401         33,675           --
  Change in other, net ..............................        (3,870)        (5,716)          --
                                                        -----------    -----------    -----------
Net cash provided by (used in) continuing operations         59,358     (1,293,335)       (21,887)
Net cash used in discontinued operations ............          --             --           (1,887)
                                                        -----------    -----------    -----------
Net cash provided by (used in) investing activities .        59,358     (1,293,335)       (23,774)
                                                        -----------    -----------    -----------
Cash flows from financing activities:
  Issuance of common stock upon exercise of
   stock options ....................................           212            509           --
  Borrowings of long-term debt ......................       225,000      1,856,814        451,622
  Repayments of long-term debt ......................      (385,294)      (604,684)       (61,542)
  Bank overdraft ....................................        36,396         12,992        (32,188)
  Bank financing fees and expenses ..................       (12,900)       (50,538)       (18,788)
  Payments to Laidlaw Inc. ..........................          --             --         (349,116)
  Advances from Laidlaw Inc. ........................          --             --            7,562
                                                        -----------    -----------    -----------
Net cash provided by (used in) financing activities .      (136,586)     1,215,093         (2,450)
                                                        -----------    -----------    -----------
Effect of exchange rate changes on cash .............            10         (4,212)          --
                                                        -----------    -----------    -----------
Net increase (decrease) in cash and cash equivalents         (7,160)         5,173         11,160
Cash and cash equivalents at:
  Beginning of period ...............................        16,333         11,160           --
                                                        -----------    -----------    -----------
  End of period .....................................   $     9,173    $    16,333    $    11,160
                                                        ===========    ===========    ===========

                 See accompanying Notes to Consolidated Financial Statements

                              SAFETY-KLEEN CORP.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                ($ in thousands)

                                                          Accumulated
                                            Additional      Other                           Total
                                 Common      Paid-in     Comprehensive   Accumulated     Stockholders'
                                 Stock       Capital         Loss          Deficit          Equity
                                  -----      -------         ----          -------          ------

Balance at August 31, 1996 .   $  30,000    $1,118,309    $      --      $   (53,532)     $1,094,777
Net loss ...................         --            --            --         (183,432)       (183,432)
Net additional investment
  by Laidlaw Inc. ..........         --          7,562           --             --             7,562
Issuance of subordinated
  convertible debenture
  to Laidlaw Inc. ..........         --       (350,000)          --             --          (350,000)
Cash paid to Laidlaw Inc. ..         --       (349,116)          --             --          (349,116)
Issuance of additional
  shares on acquisition ....      15,094       150,940           --             --           166,034
Exercise of stock options ..          15           140           --             --               155
Transfer of subsidiary (See
  Note 14) to Laidlaw Inc. .         --        (57,309)          --             --           (57,309)
Cumulative foreign currency
  translation adjustment ...         --            --           (706)           --              (706)
                               ---------    ----------    ----------     -----------      -----------
Balance at August 31, 1997 .      45,109       520,526          (706)       (236,964)        327,965
Net income .................         --            --            --              205             205
Issuance of additional
  shares on acquisition ....      41,615       645,034           --             --           686,649
Exercise of stock options ..          42           467           --             --               509
Issuance of shares in
  payment for interest
  on subordinated
  convertible debenture ....         980        16,520           --             --            17,500
Cumulative foreign currency
  translation adjustment ...         --            --        (18,122)           --           (18,122)
                               ---------    ----------    ----------     -----------      -----------
Balance at August 31, 1998 .      87,746     1,182,547       (18,828)       (236,759)      1,014,706
Net income .................         --            --            --           88,876          88,876
Exercise of stock options ..          18           194           --             --               212
Issuance of shares in
  payment for directors'fees           6            87           --             --                93
Issuance of shares for
  repurchase of subordinated
  convertible debenture ....      11,321       138,679           --             --           150,000
Issuance of shares in
  payment for interest
  on subordinated
  convertible debenture ....       1,545        20,941           --             --            22,486
Cumulative foreign currency
  translation adjustment ...         --            --          5,879            --             5,879
                               ---------    ----------    -----------    -----------      -----------
Balance at August 31, 1999 .   $ 100,636    $1,342,448    $  (12,949)    $  (147,883)     $1,282,252
                               =========    ==========    ===========    ===========      ===========

                 See accompanying Notes to Consolidated Financial Statements

                               SAFETY-KLEEN CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        A summary of the significant accounting policies followed in the preparation of these consolidated financial statements is as follows:

Consolidation and Presentation

         The consolidated financial statements include the accounts of Safety-Kleen Corp. (formerly Laidlaw Environmental Services, Inc. or "LESI") (the "Company") and all of its subsidiary companies. All significant intercompany balances and transactions have been eliminated in consolidation.

        Prior period shares issued and outstanding, weighted average common stock outstanding and basic and diluted income per share have been restated to reflect a one-for-four reverse stock split which became effective at the close of business November 30, 1998. In connection with the reverse stock split, the number of common shares available for issuance was reduced from 750 million to 250 million.

        Certain reclassifications have been made to the prior period financial statements to conform to the current presentation. Such reclassifications had no effect on results of operations.

Cash and Cash Equivalents

        Cash and cash equivalents consist of cash on deposit and term deposits in investments with maturities of three months or less.

Inventories and Supplies

        Inventories consist primarily of solvent, oil and supplies and are valued at the lower of cost or market, determined on a first-in, first-out basis.

Long -Term Investments

        Long-term investments, which have been classified as held to maturity, are carried at cost, which approximates fair market value, and consist primarily of long-term trust fund deposits with government authorities to support closure and post-closure activities at several of the Company's facilities.

        Investments in associated companies, over which the Company has significant influence, are accounted for by the equity method. Equity earnings are recorded to the extent that any increase in the carrying value is determined to be realizable. All earnings are considered to be permanently reinvested.

Property, Plant and Equipment

        Property, plant and equipment is recorded at cost. Expenditures for major renewals and improvements are capitalized. Items of an ordinary repair or maintenance nature are charged directly to operating expense. The Company capitalizes environmentally related expenditures which extend the life of the related property or mitigates or prevents future environmental contamination.

        Machinery and equipment includes the cost of equipment at customer locations having a net book value of $110.3 and $103.3 million at August 31, 1999 and 1998, respectively. Depreciation commences when the units are placed in service at the customer location.

        Landfill sites, preparation costs and improvements are recorded at cost, which includes capitalized interest on landfill capacity under development, and amortized on the basis of landfill capacity utilized during the year. Landfill capacity represents total permitted airspace which is measured in the form of cubic yards.

        During the construction and development period of an asset, the costs incurred, including applicable interest costs, are classified as construction in process. Once an asset has been completed and put into use, it is transferred to the appropriate category and depreciation commences.

        During fiscal 1999, 1998, and 1997, the Company capitalized interest of $4.1 million, $4.1 million, and $6.7 million, respectively.

        The cost of permits directly related to property, plant and equipment is capitalized with the related asset and depreciated over the expected permit life. Leasehold improvements are capitalized and amortized over the shorter of the improvement life or the remaining term of the lease. Depreciation and amortization of other property, plant and equipment is provided substantially on a straight-line basis over the estimated useful lives which are as follows:

        Buildings - 20 to 40 years Machinery and equipment - 5 to 30 years.

         Depreciation expense was $107.8 million, $78.1 million, and $50.9 million in fiscal 1999, 1998 and 1997, respectively.

Goodwill

        Goodwill consists primarily of the cost of acquired businesses in excess of market value of net assets acquired and is amortized on a straight-line basis over forty years. Goodwill is reviewed for impairment when events or circumstances indicate it may not be recoverable. If it is determined that goodwill may be impaired and the estimated undiscounted future cash flows of the underlying business are less than the carrying amount of the goodwill, then an impairment loss is recognized. The impairment loss is based on the difference between the fair value of the underlying business and the carrying amount. The method of determining fair value differs based on the nature of the underlying business. Goodwill amortization expense was $28.2 million, $12.5 million, and $2.1 million in fiscal 1999, 1998, and 1997, respectively.

Impairment of Long-Lived Assets

        The Company periodically reviews the carrying values of its property, plant and equipment and goodwill to determine whether such values are recoverable. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of property, plant and equipment and goodwill in relation to the operating performance and the estimated future undiscounted cash flows of the underlying business. If a write-down is required, the Company adjusts the book value of the underlying asset to fair value of the sum of expected future discounted cash flows.

Deferred Financing Costs

        Deferred financing costs are amortized over the life of the related debt instrument and included in long-term debt.

Environmental Liabilities

        Environmental liabilities include accruals for the estimated costs associated with closure and post-closure monitoring and maintenance of the Company's landfills, remediation at certain of the Company's facilities and corrective actions at Superfund sites. The Company accrues for estimated closure and post-closure costs over the life of the landfill site as capacity is consumed. In accordance with American Institute of Certified Public Accountants Statement of Position 96-1 ("SOP 96-1"), the Company accrues for costs associated with environmental remediation obligations on a site by site basis when such costs are probable and reasonably estimable. Accruals for estimated costs of environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change. Changes in estimated closure and post-closure costs are recognized over the remaining asset life. Costs of future expenditures for closure, post-closure and environmental remediation obligations are discounted if the amount and timing of the cash payments are fixed or reliably determinable.

Financial Instruments

        The Company's cash and cash equivalents, accounts receivable, certain long-term investments, accounts payable, long-term debt, and the subordinated convertible debenture constitute financial instruments. Concentration of credit risks in accounts receivable are limited due to the large number of customers comprising the Company's customer base throughout North America. The Company performs ongoing credit evaluations of its customers, but does not require collateral to support trade accounts receivable. The Company establishes an allowance for doubtful accounts based on the credit risk applicable to particular customers, historical trends and other relevant information.

Derivative Financial Instruments

        The Company uses interest rate swap agreements to minimize the impact of interest rate fluctuations on floating interest rate long-term borrowings. The differential paid or received on interest rate swap agreements is recognized as an adjustment to interest expense. See Note 6 for fair value information pertaining to long-term debt and derivative financial instruments.

Revenue Recognition

        Revenue, along with the related costs of treatment, disposal and transportation, is recorded at the time of performance of services, shipment of products, or acceptance of waste at the Company's service centers. Revenue from the Company's treatment and disposal operations, primarily landfill and incineration facilities, is recognized when the waste material is disposed of, whether burned, landfilled, or treated. Pursuant to contracts with its customers, the Company accepts title to waste material at such time and provides contractual indemnification to its customers against future liability with respect to the waste materials.

Stock-Based Compensation

        The Company has elected to apply APB 25 in accounting for its stock option plans, providing only pro forma disclosure required by SFAS 123. Accordingly, no compensation cost has been recognized because the option exercise price of all options granted is equal to the market price of the underlying stock on the date of the grant.

Income Taxes

        Deferred income taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts. Future tax benefits, such as net operating loss carryforwards, are recognized to the extent that realization of such benefits are more likely than not. Prior to May 15, 1997, the Company filed consolidated tax returns with Laidlaw Inc. ("Laidlaw"), the former parent company. Income taxes for periods prior to May 15, 1997 have been calculated using applicable income tax rates on income for tax purposes on a separate return basis.

Foreign Currency Translation

        The Company's foreign operations are all of a self-sustaining nature. The functional currency of the Company's foreign subsidiaries is its respective local currency. Assets and liabilities are translated to U.S. Dollars at the exchange rate in effect at the balance sheet date and revenue and expenses at weighted monthly average exchange rates for the year. Gains and losses from the translation of the financial statements of the foreign subsidiaries are included in stockholders' equity.

Comprehensive Income

        During fiscal 1999, the Company adopted Statement No. 130, "Reporting Comprehensive Income," ("SFAS 130"). Comprehensive income for all periods presented consists of net income and foreign currency translation adjustments. Adoption of this standard required additional disclosures and had no effect on the Company's results of operations, cash flows or financial position.

Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

2. BUSINESS COMBINATIONS

Rollins Environmental

        On May 15, 1997, pursuant to a February 6, 1997 stock purchase agreement (the "Stock Purchase Agreement") between Rollins Environmental Services, Inc. ("Rollins") and Laidlaw and its subsidiaries, Rollins acquired the hazardous and industrial waste operations of Laidlaw ("Old LESI" or the "Accounting Acquirer"). The business combination was accounted for as a reverse acquisition using the purchase method of accounting. Rollins issued 30 million common shares and a $350 million 5% subordinated convertible debenture (see Note 7), and paid $349.1 million in cash ($400 million, less debt of $50.9 million assumed), to Laidlaw. As a result of the acquisition, the historical financial information included in these consolidated financial statements is that of the Accounting Acquirer. The results of operations of Rollins have been included from the date of acquisition.

Safety-Kleen Corp.

        In May 1998, the Company completed the acquisition of the former Safety-Kleen Corp. ("Old Safety-Kleen") for total consideration of approximately $2.2 billion, including debt assumed and estimated transaction costs. Such consideration was comprised of approximately $1.5 billion cash and 41.6 million shares of common stock. The cash consideration and the refinancing of certain existing indebtedness was financed from the proceeds of a $2.2 billion Senior Credit Facility (See Note 6).

        The acquisition of Safety-Kleen has been accounted for under the purchase method and accordingly, the financial statements include the results of operations of the acquired business from the date of acquisition. The purchase price has been allocated to the assets acquired and liabilities assumed based upon management's best estimate of their fair values. The excess of the estimated purchase price over the assets acquired of approximately $1.0 billion is amortized over forty years.

Other

        During fiscal 1999, the Company completed 7 acquisitions, all of which were accounted for under the purchase method. Accordingly, the operating results of these businesses are included in the financial statements from the date of acquisition and the purchase prices have been allocated to the net assets acquired based upon management's best estimate of the fair values. The total aggregate cash purchase price was $10.9 million. Pro forma results of operations have not been presented as the effect of these acquisitions on the financial statements was not material in the aggregate.

3.  SALE OF EUROPEAN OPERATIONS

        On December 23, 1998, the Company announced the recapitalization of its European operations and the formation of a new entity, Safety-Kleen Europe. The recapitalization, which was based on a total enterprise value of $190 million, included investments in Safety-Kleen Europe by Electra Fleming and the senior management group of Safety-Kleen Europe. In exchange for the contribution of the European operations of Old Safety-Kleen, the Company received a 44% equity interest in Safety-Kleen Europe and will receive $154 million in gross cash proceeds (of which $140.4 million has been received as of August 31, 1999). Electra Fleming purchased a 44% equity interest, while the senior management group acquired a 12% equity interest (on a fully-diluted basis). The proceeds from the sale were used to pay down borrowings under the revolver tranche of the Senior Credit Facility. The transaction resulted in no gain or loss.

        Effective December 1, 1998, the Company ceased to consolidate the results of the European operations and began to account for the investment by the equity method.

4.  ACCOUNTS RECEIVABLE

Accounts receivable at August 31, 1999 and 1998 consisted of the following ($ in thousands):

                                                  August 31
                                                  ---------
                                             1999           1998
                                             ----           ----
Billed trade accounts receivable         $    273,121   $    259,691
Accrued trade accounts receivable              62,335         47,959
Claims on completed contracts                  31,179          8,100
Allowance for doubtful accounts               (10,096)       (10,816)
Other                                          38,470         15,114
                                         ------------   ------------
  Total                                  $    395,009   $    320,048
                                         ============   ============

5. ACCRUED LIABILITIES

Accrued liabilities at August 31, 1999 and 1998 consisted of the following ($ in thousands):

                                                            August 31
                                                            ---------
                                                       1999           1998
                                                       ----           ----
Current portion of environmental liabilities       $     39,204   $     45,434
Interest payable                                         19,675         28,914
Accrued salaries and benefits                            42,626         70,577
Other                                                    62,313         74,427
                                                   ------------   ------------
  Total                                            $    163,818   $    219,352
                                                   ============   ============

6. LONG-TERM DEBT

Long-term debt at August 31, 1999 and 1998 consisted of the following ($ in thousands):

                                                                        August 31
                                                                        ---------
                                                                    1999         1998
                                                                    ----         ----
Senior Credit Facility:
  Term loans, U.S. ...........................................   $1,171,250   $1,238,250
  Term loans, Canadian .......................................       53,245       60,500
  Revolver ...................................................      101,167      208,000
Senior Subordinated Notes, due June 1, 2008, with an
  interest rate of 9.25% .....................................      325,000      325,000
Senior Notes, due May 15, 2009, with an interest rate of 9.25%      225,000         --
Promissory note, due May 2003, with an interest rate of 5.245%       60,000       60,000
Industrial Revenue Bonds, due 2003-2027, with fixed
  interest rates from 6.0% to 7.75% ..........................       79,950       80,891
Other ........................................................        2,176        1,410
                                                                 ----------   ----------
                                                                  2,017,788    1,974,051
Less:  current portion .......................................       85,063       77,004
Less:  unamortized deferred financing costs ..................       50,354       43,883
                                                                 ----------   ----------
  Total ......................................................   $1,882,371   $1,853,164
                                                                 ==========   ==========

Senior Credit Facility

        In April 1998, the Company established a $2.2 billion Senior Credit Facility (the "Senior Credit Facility") pursuant to a credit agreement between the Company and a syndicate of banks and other financial institutions. The Senior Credit Facility, the availability of which was permanently reduced by $325 million to $1.875 billion by the subsequent issuance of the Senior Subordinated Notes described below, consists of five parts: (i) a $550 million six-year Senior Secured Revolving Credit Facility (interest rates at August 31, 1999 of 7.63% to 8.25%) with a $200 million letter of credit sublimit and $400 million sublimit for loans (the "Revolver"), (ii) a $455 million six-year Senior Secured Amortizing Term Loan (interest rates at August 31, 1999 of 7.69% to 7.88%), (iii) a $70 million six-year Senior Secured Amortizing Term Loan (interest rates at August 31, 1999 of 7.13% to 7.32%), (iv) a $400 million minimally amortizing seven-year Senior Secured Term Loan (interest rates at August 31, 1999 of 8.06% to 8.25%) and (v) a $400 million minimally amortizing eight-year Senior Secured Term Loan (interest rates at August 31, 1999 of 8.31% to 8.50%). The term loans referred to in clauses (ii), (iii), (iv) and (v) are collectively referred to herein as the "Term Loans".

        As of August 31, 1999, the Term Loans have been drawn in full and borrowings outstanding under the Revolver total $101 million. The Company has $299 million of additional borrowing availability under the Revolver. In addition, there were $90 million of letters of credit issued under the terms of the Revolver, with additional availability of $60 million.

        The Senior Credit Facility is collateralized by all of the tangible assets of the Company. All of the capital stock of the Company's subsidiaries are pledged to the lenders, and such subsidiaries guarantee the obligations of the Company to the lenders.

        Interest costs on the Senior Credit Facility are reset periodically, at least annually, and vary depending on the particular facility and whether the Company chooses to borrow under Eurodollar or non-Eurodollar loans.

Senior Subordinated Notes

        On May 29, 1998, Safety-Kleen Services, Inc. (formerly known as LES, Inc.), a wholly-owned subsidiary of the Company, issued $325 million 9.25% Senior Subordinated Notes due 2008 (the "1998 Notes") in a Rule 144A offering which were subsequently exchanged for substantially identical notes in an offering registered with the Securities and Exchange Commission (the "SEC") in November 1998. Net proceeds, after the underwriting discount and other expenses, were approximately $316 million and were used to repay a portion of the borrowings outstanding under the Senior Credit Facility.

        The 1998 Notes mature on June 1, 2008 with interest payable semi-annually on June 1 and December 1. The 1998 Notes will be redeemable, in whole or in part, at the option of the Company, at any time and from time to time at a redemption price defined in the indenture. Upon a change in control of the Company, each holder of the 1998 Notes may require the Company to repurchase all or a portion of such holder's 1998 Notes at 101% of the principal amount thereof, plus accrued interest.

        The 1998 Notes are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior indebtedness, as defined, of the Company. The 1998 Notes will rank senior in right of payment to all existing and future subordinated indebtedness of the Company, if any. The payment of the 1998 Notes are guaranteed on a senior subordinated basis by Safety-Kleen Corp. and are jointly and severally guaranteed on a senior subordinated basis by the Company's wholly-owned domestic subsidiaries. No foreign direct or indirect subsidiary or non-wholly-owned domestic subsidiary is an obligor or guarantor on the financing.

Senior Notes

        On May 17, 1999, the Company issued $225 million 9.25% Senior Notes due 2009 (the "1999 Notes") in a Rule 144A offering which were subsequently exchanged for substantially identical notes in an offering registered with the SEC in September 1999. Net proceeds, after the underwriting discount and other expenses, were approximately $214 million and were used to finance the cash portion of the purchase price for the repurchase of the PIK Debenture (see Note
7), for expenses relating to the repurchase and for general corporate purposes.

        The 1999 Notes mature on May 15, 2009 with interest payable semi-annually on May 15 and November 15. The 1999 Notes will be redeemable, in whole or in part, at the option of the Company, at any time and from time to time at a redemption price as defined in the indenture. Upon a change in control of the Company, each holder of the 1999 Notes may require the Company to repurchase all or a portion of such holder's 1999 Notes at 101% of the principal amount thereof, plus accrued interest.

        The 1999 Notes are unsecured and rank equally with all existing and future senior indebtedness and senior to all existing and future subordinated indebtedness. The Notes are not guaranteed by the Company's subsidiaries.

Debt Covenants

        The Senior Credit Facility contains negative, affirmative and financial covenants customarily found in credit agreements for similar financings, including covenants restricting debt, guarantees, liens, mergers and consolidations, sales of assets and payment of dividends and establishing a total leverage ratio test, a fixed charge coverage test, an interest coverage ratio test and a maximum contingent obligation to operating cash flow ratio test. The 1998 and 1999 Notes contain certain affirmative and negative covenants which, in certain instances and subject to certain limitations and qualifications, restrict, among other things, the incurrence of additional debt, restricted payments, assets sales, transactions with affiliates, dividend and other payments, the issuance of stock of subsidiaries to third parties, certain liens, and certain consolidations, mergers or sales of assets.

        The aggregate amount of minimum payments required on long-term debt in each of the years indicated is as follows ($ in thousands):

                 YEAR ENDED AUGUST 31

                   2000                              $     85,063
                   2001                                   114,843
                   2002                                   113,767
                   2003                                   149,952
                   2004                                   267,326
                   Thereafter                           1,286,837
                                                     ------------
                     Total minimum payments due      $  2,017,788
                                                     ============

        In management's view, the fair value of long-term debt at August 31, 1999 is approximately $1,966.2 million, as compared to a carrying value of $1,967.4 million.

        The promissory note and $15.7 million of the Industrial Revenue Bonds are guaranteed by Laidlaw.

        The Company has entered into interest rate swap agreements to alter interest rate exposures. These agreements, with a principal notional amount of $1,095 million, expire in periods ranging from 2 to 30 years, with a weighted average of approximately 10.2 years. The Company pays fixed rates ranging from 5.31% to 6.71%, and receives floating rates based on U.S. Dollar LIBOR, determined on a quarterly basis of 5.52% as of August 31, 1999.

        Credit risk arises from the possible inability of counterparties to meet the terms of their contracts on a net basis. All of the Company's interest rate swap agreements have been entered into with major financial institutions which are expected to fully perform under the terms of the agreements. The Company's credit exposure on swaps is related not to the notional balances of the interest rate swaps, but to the current and potential replacement costs of all profitable contracts at year end. At August 31, 1999 this credit exposure is immaterial. Credit exposure will increase along with the market value of the swaps, if interest rates increase, and decrease if interest rates decline.

        Derivative financial instrument fair values represent an approximation of amounts the Company would have paid to or received from counterparties to terminate its positions prior to maturity, and are based on capital market rates prevailing at August 31, 1999. The Company's fair value cost for all interest rate derivative contracts as of August 31, 1999, was approximately $30.6 million. At August 31, 1999, the Company had no plans to terminate these positions prior to maturity.

7. SUBORDINATED CONVERTIBLE DEBENTURE

        Pursuant to the Rollins acquisition described in Note 2, the Company issued a $350 million 5% subordinated convertible, pay-in-kind debenture ("PIK") due May 15, 2009 to Laidlaw. Interest payments due during the first two years after the acquisition of Safety-Kleen are required to be satisfied by the issuance of the

Company's common shares, based on the market price of the common shares at the time the interest payments are due. During the year ended August 31, 1999, the Company issued 1,545,399 shares to Laidlaw in satisfaction of interest payments due.

        On August 27, 1999, the Company repurchased the PIK for an aggregate purchase price comprised of (i) $200 million in cash, (ii) 11,320,755 shares of common stock and (iii) 376,858 shares of common stock in satisfaction of accrued and unpaid interest on the PIK Debenture to the date of repurchase. The cash portion of the purchase price was financed with the issuance of the 1999 Notes (See Note 6).

8.  CLOSURE, POST-CLOSURE AND ENVIRONMENTAL REMEDIATION LIABILITIES

        The Company has recorded liabilities for closure and post-closure monitoring and environmental remediation costs as follows ($ in thousands):

                                                              August 31
                                                              ---------
                                                         1999           1998
                                                         ----           ----
Current portion, included in accrued liabilities $ 39,204 $ 45,434 Non-current portion, included in environmental
  and other long-term liabilities                        208,842        220,669
                                                      ----------     ----------
    Total                                             $  248,046     $  266,103
                                                      ==========     ==========

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

        Closure and post-closure monitoring and maintenance costs for U.S. landfills are estimated based on the technical requirements of Subtitle C and D Regulations of the U.S. Environmental Protection Agency or the applicable state requirements, whichever is stricter, and the air emissions standards under the Clean Air Act. The costs include such items as final capping of the site, methane gas and leachate management, groundwater monitoring and operation and maintenance costs to be incurred during the period after the facility closes and ceases to accept waste. Closure and post-closure costs for the Company's landfills in Canada are based upon the local landfill regulations governing the facility.

        The Company has also established procedures to routinely evaluate potential remedial liabilities at sites that it owns or operates, or to which it transports waste, including 51 sites listed on the Superfund National Priority List ("NPL"). In the majority of situations, the Company's connection with NPL sites relates to allegations that its subsidiaries, or their predecessors, transported waste to the facilities in question, often prior to the acquisition of such subsidiaries by the Company. The Company routinely reviews and evaluates sites requiring remediation, including NPL sites, giving consideration to the nature (i.e., owner, operator, transporter or generator) and the extent (i.e., amount and nature of waste hauled to the location, number of years of site operations or other relevant factors) of the Company's alleged connection with the site, the accuracy and strength of evidence connecting the Company to the location, the number, connection and financial ability of other named and unnamed potentially responsible parties and the nature and estimated cost of the likely remedy. Where the Company concludes that it is probable that a liability has been incurred, provision is made in the financial statements, based upon management's judgment and prior experience, for the Company's best estimate of the liability. If no amount within the range appears to be a better estimate than any other amount, then the Company provides for the minimum amount within the range in accordance with Statement of Financial Accounting Standards No. 5 ("SFAS 5"), "Accounting for Contingencies". Such estimates are subsequently revised as deemed necessary as additional information becomes available. The Company believes that it is more than remotely possible but less than likely, that its potential liability could be at the high end of such ranges, which would be approximately $40.0 million higher in the aggregate than the estimate that has been recorded in the financial statements as of August 31, 1999.

        Estimates of the extent of the Company's degree of responsibility for remediation of a particular site and the method and ultimate cost of remediation require a number of assumptions and are inherently difficult to evaluate, such that the ultimate outcome may differ from current estimates. However, the Company believes that its extensive experience in the environmental services business, as well as its involvement with a large number of sites, provides a reasonable basis for estimating its aggregate liability. As additional information becomes available, estimates are adjusted as necessary. While the Company does not anticipate that any such adjustment would be material to its financial statements, it is reasonably possible that technological, regulatory or enforcement developments, the results of environmental studies or other factors could necessitate the recording of additional liabilities which could be material. The impact of such future events cannot be estimated at the current time.

        Where the Company believes that both the amount of a particular environmental liability and the timing of the payments are fixed or reliably determinable, the cost in current dollars is discounted to present value assuming inflation of 3.6% and a risk free discount rate of 8.5%. Had the Company not discounted any portion of its liability, the amount recorded would have been increased by approximately $11.0 million at August 31, 1999 (1998 - $7.0 million).

        The majority of the Company's active landfill sites have estimated remaining lives ranging from two, to more than 100 years, based upon current site plans and anticipated annual volumes of waste. As of August 31, 1999, the Company estimates that during this remaining site life, it will provide for an additional $63.6 million (1998 - $59.0 million) of closure and post-closure costs, including accretion for the discount recognized to date.

         Activity in the Company's environmental liabilities during fiscal 1998 and 1999 is as follows ($ in thousands):


                            Closure/Post Closure              Remediation
                            --------------------              -----------
                          Open Sites   Closed Sites    Open Sites   Closed Sites    Total
                          ----------   ------------    ----------   ------------    -----

Balance, August 31, 1997   $  40,805    $   1,598       $  75,358    $  65,300    $ 183,061
Operating expenses .....         502           81           2,836         --          3,419
Expenditures ...........      (6,054)      (1,679)        (15,695)      (6,735)     (30,163)
Restructuring charge
(see
  Note 12) .............        --         12,765           --          20,029       32,794
Acquisitions ...........        --           --            72,440        5,466       77,906
Other ..................        (204)        --              (704)          (6)        (914)
                           ---------    ---------       ---------    ---------    ---------
Balance, August 31, 1998      35,049       12,765         134,235       84,054      266,103
Operating expenses .....       1,352         --             3,055            4        4,411
Expenditures ...........      (1,516)         (23)        (17,440)     (23,110)     (42,089)
Restructuring charge
(see
  Note 12) .............        --         (7,350)           --         (4,000)     (11,350)
Acquisitions ...........        --           --            33,927         --         33,927
Dispositions ...........        --           --            (1,018)        --         (1,018)
Other ..................        (336)        --            (1,605)           3       (1,938)
                           ---------    ---------       ---------    ---------    ---------
Balance, August 31, 1999   $  34,549    $   5,392       $ 151,154    $  56,951    $ 248,046
                           =========    =========       =========    =========    =========

        Remediation costs at closed sites includes the Company's estimated liability in connection with third party NPL locations.

        Anticipated payments of undiscounted environmental liabilities for each of the next five years and thereafter are as follows ($ in thousands):

                 YEAR ENDED AUGUST 31

                   2000                      $     39,204
                   2001                            31,098
                   2002                            18,244
                   2003                            13,480
                   2004                            25,855
                   Thereafter                     183,773
                                             ------------
                     Total                   $    311,654
                                             ============

        In conjunction with the acquisitions of certain facilities, the Company has obtained varying amounts and types of indemnification from potential environmental liabilities existing at the time of acquisition. Such indemnities typically cover all or a portion of the costs associated with the remediation of such pre-existing environmental liabilities, and may be available for a limited period of time. The Company periodically evaluates the ability of the sellers to perform under the indemnification agreements and will record a receivable if collection is probable.

9. COMMITMENTS AND CONTINGENCIES

Lease Commitments

        Rental expense incurred under operating leases, primarily for real property and vehicles, was $55.6 million, $50.5 million, and $36.1 million in 1999, 1998, and 1997, respectively. Minimum future rental amounts required under operating leases for premises and equipment having non-cancelable terms in excess of one year as of August 31, 1999, are as follows ($ in thousands):

                 YEAR ENDED AUGUST 31

                   2000                                  $     28,655
                   2001                                        23,553
                   2002                                        17,226
                   2003                                        11,707
                   2004                                         7,462
                   Thereafter                                  11,848
                                                         ------------
                     Total                               $    100,451
                                                         ============

Financial Assurance Obligations

        As of August 31, 1999, the Company provided financial assurances, primarily by insurance policies, performance bonds and letters of credit, to the applicable regulatory authorities, totaling approximately $502.2 million, in connection with the closure and post-closure requirements of certain facility operating permits.

Legal Proceedings

        From time to time, the Company is named as a defendant in various lawsuits arising in the ordinary course of business, including proceedings wherein persons claim injury resulting from the use of the Company's parts cleaner equipment and/or cleaning products, other matters involving personal injury and property damage claims and employment-related claims. A number of such legal proceedings are currently pending in various courts and jurisdictions throughout North America. Based on the Company's assessment of known claims and its historical claims payment pattern, and discussions with internal and outside legal counsel and risk management personnel, the Company believes that there is no proceeding pending against the Company relating to such matters arising out of the ordinary course of business that, if resolved against the Company, would have a materially adverse effect upon the Company's consolidated financial position. Although uncertainties exist in these proceedings, the Company believes that it is more than remotely possible but less than likely, that its potential liability could be approximately $41.5 million higher in the aggregate that the estimate that has been recorded in the financial statements as of August 31, 1999. In the event of an unanticipated adverse final determination in respect of these cases, the Company's consolidated net income for the period in which such determination occurs could be materially affected.

        On March 1, 1999, Laidlaw announced a settlement of a dispute between Laidlaw's United States subsidiaries and the Commissioner of Internal Revenue relating to the timing and deductibility for tax purposes of interest attributable to loans owing to related foreign persons during the years from 1986 to 1994. The total net after tax cash cost to Laidlaw was approximately $226 million. The payment includes approximately $121 million in taxes together with interest of approximately $161 million ($105 million after tax). This settlement resolves matters in the United States Tax Court (captioned as Laidlaw Transportation, Inc. and Subsidiaries et. al v. Commissioner of Internal Revenue, Docket Nos. 9361-94 and 9362-94) relating to the 1986 to 1991 fiscal years as well as claims raised in a thirty day letter relating to the 1992 to 1994 fiscal years. The Commissioner of Internal Revenue had asserted claims totaling approximately $500 million.

        Pursuant to the Stock Purchase Agreement referred to in Note 2, Laidlaw and Laidlaw Transportation, Inc. agreed to be responsible for any tax liabilities, including the costs to defend the subsidiaries, resulting from these matters. Based upon discussions with Laidlaw, the Company's income tax provision determined on a separate return basis during the period audited by the Internal Revenue Service was sufficient and no additional taxes or interest are due to or from Laidlaw as a result of the settlement.

10. STOCKHOLDERS' EQUITY

        The Company is authorized to issue 250 million shares of its $1 par value common stock and one million shares of its $1 par value preferred stock. The terms and conditions of each issue of preferred stock are determined by the Board of Directors. No preferred stock has been issued.

11. STOCK OPTION PLANS

The Company has the following stock option plans:

       1. The 1982 Stock Option Plan of the former Rollins Environmental Services, Inc.
       2. The 1993 Stock Option Plan of the former Rollins Environmental Services, Inc.
       3.     The 1997 Directors Stock Option Plan
       4.     The 1997 Stock Option Plan

All outstanding employee stock options granted by the former Rollins were fully vested on May 15, 1997, in accordance with the terms of the Stock Purchase Agreement referred to in Note 2.

Option activity is as follows:


                                                                               1999                   1998
                                                                               ----                   ----
                                                                                    Weighted              Weighted
                                                                                    Average               Average
                                                                                    Exercise              Exercise
                                                                       Shares        Price     Shares     Price
                                                                       ------        -----     ------     -----

Outstanding at beginning of year ................................       780,100     $ 14.924   510,011    $ 15.976
Granted .........................................................       538,625     $ 13.250   396,562    $ 15.352
Exercised ......................................................        (18,250)    $ 11.613   (42,225)   $ 12.056
Expired or canceled .............................................      (107,112)    $ 18.032   (84,248)   $ 24.748
                                                                    -----------     -------    -------    --------
Outstanding at end of year ......................................     1,193,363     $ 13.947   780,100    $ 14.924
                                                                    ===========     ========   =======    ========
Options available for grant .....................................       402,937                941,562
Options exercisable .............................................       206,788                146,037


                                    1999                                        1998
                                    ----                                        ----
                                  Weighted                                     Weighted
                                   Average         Weighted                     Average      Weighted
                                  Remaining        Average                     Remaining     Average
   Range of         Options      Contractual       Exercise      Options      Contractual    Exercise
Exercise Price    Outstanding       Life            Price      Outstanding       Life         Price
--------------    -----------       ----            -----      -----------       ----         ------

$10.50-$11.50         6,750      4.26 years        $ 11.500       20,500      2.85 years     $ 11.160
$12.75-$15.75     1,167,688      8.90 years        $ 13.798      693,438      9.43 years     $ 14.240
$16.50-$23.00        15,300      2.77 years        $ 20.299       45,150      3.00 years     $ 19.044
$30.00-$35.50         2,500      0.25 years        $ 35.500       19,887      0.37 years     $ 31.384
$44.50-$49.00 .       1,125      0.47 years        $ 49.000        1,125      1.47 years     $ 49.000
-------------     ---------      ----------        --------    ---------      ----------     ---------
$10.50-$49.00    1,193,363       8.77 years        $ 13.947      780,100      8.64 years     $ 14.924
=============    =========    ==============       ========    =========      ===========    =========


        Effective July 9, 1997, the directors of the Company set aside 1.5 million shares of its $1 par value common stock for issuance under a 1997 stock option plan. All options under this plan are for a term of ten years from the date of grant and become exercisable with respect to 20% of the total number of shares subject to the option, one year after the date of grant, and with respect to an additional 20% at the end of each 12 month period thereafter on a cumulative basis during the succeeding four years. The plan provides for the granting of stock options to certain senior employees and officers of the Company at the discretion of the Board of Directors. All options are subject to certain conditions of service. Options for 351,563 shares were granted during fiscal 1998 at exercise prices ranging from $15.25 to $15.75. Options for 471,125 shares were granted during fiscal 1999 at an exercise price of $13.25.

        Effective July 9, 1997, the directors of the Company set aside 135,000 shares of its $1 par value common stock for issuance under a 1997 directors stock option plan. All options under this plan are for a term of ten years from the date of grant and become exercisable with respect to 20% of the total number of shares subject to the option, one year after the date of grant, and with respect to an additional 20% at the end of each 12 month period thereafter on a cumulative basis during the succeeding four years. All options are subject to certain conditions of service. Options for 45,000 shares were granted during fiscal 1998 at an exercise price of $15.25. Options for 67,500 shares were granted during fiscal 1999 at an exercise price of $13.25.

        In accordance with the disclosure requirements of SFAS 123, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                August 31
                                                ---------
                                    1999           1998           1997
                                    ----           ----           ----
Risk free interest rate               4.7%           4.5%            4.5%
Expected life                     9.8 years      8.7 years      8.7 years
Dividend rate                         0.0%           0.0%           0.0%
Expected volatility                  27.7%          28.6%          19.4%

        Had compensation cost for these plans been determined based on the Black-Scholes value at the grant dates for awards as prescribed by SFAS No. 123, pro forma net income and earnings per share would have been as follows ($ in thousands, except per share data):

                                                  Year Ended August 31
                                                  --------------------
                                              1999        1998        1997
                                              ----        ----        ----
Net income (loss):

  As reported                              $  88,876    $   205   $ (183,432)
  Pro forma                                   87,363       (260)    (183,727)
Net income (loss) per share:

  As reported                              $    0.90    $    --    $   (5.32)
  Pro forma                                     0.88         --        (5.32)

12. RESTRUCTURING AND OTHER CHARGES

        The integration related to the acquisitions described in Note 2 have, or will result in, the closing and remediation of certain of the existing operating facilities that have become redundant and the incurrence of other exit activities related to the acquisitions.

1997 Restructuring Charge

        With respect to the Old LESI operations, the Company recorded a restructuring charge of $331.7 million ($200 million after tax, or $6.10 per share) against income in the quarter ended May 31, 1997, to reflect the closing of certain of the operating facilities that had become redundant, and an impairment in the carrying value of certain operating facilities due to lower expected future cash flows as a result of the Rollins acquisition. The plan commitment date was May 15, 1997, the date of the Rollins acquisition, as the implementation of the plan was contingent upon the consummation of the acquisition.

        The restructuring charge included a $242 million asset write-down related to Old LESI facilities that were closed as a result of the Rollins acquisition. The facilities that were determined to be redundant and scheduled for closure primarily included four treatment, storage and disposal facilities, two wastewater treatment facilities, two landfills, two transportation divisions, one incinerator, and one certified lab. Other than two facilities which remain open at August 31, 1999, all facilities scheduled for closure ceased operations as soon as practicable after the commitment date, but no later than August 31, 1997. The closure process included informing customers of the redirection of the waste streams to alternative facilities and the final treatment and disposal of the existing waste at the facility. It is anticipated that the closure of the two open facilities will be completed by August 2002 and August 2004. Management determined that it is more economically feasible for the Company to continue to operate on a limited basis and satisfy the regulatory mandated cell closure and capping requirements through the disposal of outside waste streams into existing constructed landfill cells, than to cease accepting all customer waste and purchase fill material to close the cells. The revenue and results of operations at these two facilities are immaterial to the consolidated revenue and results of operations of the Company.

        Other than a transportation facility, the certified lab and certain equipment at the incineration facility, all assets are expected to be abandoned once the closure process is completed. The Company does not expect to be able to sell the real property based upon their past use as hazardous waste facilities. For those facilities scheduled for closure by abandonment, assets that could be utilized elsewhere within the Company were transferred and the remaining assets were written down to zero value. Assets held for sale were valued at estimated fair value less directly related costs to sell. As of August 31, 1999, the Company has certain equipment remaining to be sold with a carrying value, which approximates estimated fair value, of $13.7 million.

        Also included in the 1997 restructuring charge is a $65 million impairment loss in the carrying value of certain operating facilities as a result of the Rollins acquisition. This was attributable to lower expected future cash flows at three facilities (primarily the Pinewood, South Carolina hazardous waste landfill facility) due to reduced waste volumes as a result of redirecting certain waste streams to acquired incinerator operations. The fair value was determined based upon an estimate of the discounted net cash flows for these three facilities.

        The expected cash costs were $25.0 million and primarily related to closure and post-closure costs. Total expenditures of $22.2 million have been incurred to date ($7.8 million incurred in fiscal 1999), resulting in a remaining balance of $2.8 million.

1998 Restructuring Charge

        During the third quarter of fiscal 1998, with respect to the existing operations, the Company recorded a restructuring charge of $65.8 million ($39.5 million after tax or $0.56 per share) against earnings to reflect the costs associated with the closing and remediation of certain facilities and other exit activities as a result of the acquisition of Old Safety-Kleen. The plan was approved by management in May 1998.

        The 1998 restructuring charge includes a $32 million asset write-down related to LESI facilities that were closed as a result of the acquisition of Old Safety-Kleen. The facilities that were determined to be redundant and scheduled for closure primarily included one incinerator and two transportation facilities. Effective August 31, 1998, the incinerator ceased to receive waste shipments from customers and one transportation facility was closed. The remaining facilities were closed during fiscal 1999.

        It is anticipated that the facilities scheduled for closure will be abandoned. The Company does not expect to be able to sell the real property based upon their past use as hazardous waste facilities. For those facilities scheduled for closure by abandonment, assets that could be utilized elsewhere within the Company were transferred and the remaining assets were written down to zero value.

        Included in the restructuring charge was $34 million that represents cash costs to be incurred during subsequent periods, of which $2 million is severance cost relating to the termination of approximately 45 employees at the incinerator and 23 at the transportation facility. There were no expenditures related to these costs during fiscal 1998.

        During fiscal 1999, the Company reevaluated the costs associated with closing and remediating the facilities to be closed. As a result of further investigation and evaluation of alternative remediation methods and discussions with the regulatory authorities, the estimate of the costs to be incurred to remediate the identified facilities has been determined to be less than that accrued in May 1998. Also, the Company decided during fiscal 1999 that additional LESI facilities would be closed as a result of the acquisition of Old Safety-Kleen and that additional LESI personnel should be terminated.

The balance of the 1998 restructuring charge was impacted during fiscal 1999 as follows ($ in thousands):

            Balance, August 31, 1998                      $     34,034
            Change in estimate of remedial costs               (14,166)
            Additional costs:

              Facility closures - remediation                    2,816
              Personnel terminations                            10,850

            Payments                                           (23,367)
                                                          -------------
            Balance, August 31, 1999                      $     10,167
                                                          =============

13. INCOME TAXES

        Prior to May 15, 1997, the Company filed consolidated tax returns with Laidlaw (See Note 1). The income tax expense (benefit) for periods ending after May 15, 1997 are comprised as follows ($ in thousands):

                                               Year Ended August 31
                                               --------------------
                                         1999          1998           1997
                                         ----          ----           ----
Current:

  Federal                            $      674     $       --     $   (30,236)
  State                                   3,739            810           1,000
  Foreign                                10,114          5,480          (2,064)
Deferred:
  Federal                                67,566          1,827         (87,086)
  State                                     (30)        (7,477)        (12,440)
  Foreign                                11,538            999           8,037
                                     -----------    -----------    ------------
Income tax expense (benefit)         $   93,601     $    1,639     $  (122,789)
                                     ===========    ===========    ============

        Income tax expense (benefit) is included in the financial statements as follows ($ in thousands):

                                               Year Ended August 31
                                               --------------------
                                         1999          1998           1997
                                         ----          ----           ----
Continuing                           $   78,565     $    9,133     $   (122,789)
Extraordinary loss                       15,036         (7,494)            --
                                     ------------   -------------  -------------
Income tax expense (benefit)         $   93,601     $    1,639     $   (122,789)
                                     ============   ============   =============

        A reconciliation of the income tax on income from continuing operations calculated by applying the domestic statutory federal income tax rate to the income (loss) before income taxes is as follows ($ in thousands):

                                                       Year Ended August 31
                                                       --------------------
                                                      1999      1998      1997
                                                      ----      ----      ----
Federal income tax expense (benefit) at statutory    35.0%     35.0%     (35.0)%
rate
State income tax expense (benefit)                    3.4%     (4.2)%     (5.2)%
Change in valuation allowance                        (2.2)%   (10.4)%       --
Foreign country rate differential                     2.6%      2.2%        --
Goodwill                                              5.3%     18.6%        --
Other                                                (0.8)%     3.7%       0.1%
                                                   --------  --------  ---------
Income tax expense (benefit)                         43.3%     44.9%     (40.1)%
                                                   ========  ========  =========

        Deferred tax assets and liabilities consisted of the following ($ in thousands):

                                                    August 31
                                                    ---------
                                                 1999         1998
                                                 ----         ----
Deferred tax assets:

  Accrued liabilities                       $  124,742     $  128,175
  Tax attribute carryovers                      98,010        123,913
  Interest                                          --         14,155
  Other                                             --         11,882
                                            ----------     ----------
    Total gross deferred tax assets            222,752        278,125
    Less: valuation allowance                   16,529         37,429
                                            ----------     ----------
Net deferred tax assets                        206,223        240,696
                                            ----------     ----------
Deferred tax liabilities:
  Excess of tax over book depreciation         687,277        710,286
  Other                                         16,677         27,634
                                            ------------   ----------
    Total gross deferred tax liabilities       703,954        737,920
                                            ------------   ----------
Net deferred tax liabilities                $  497,731     $  497,224
                                            ============   ==========

        The Company has net operating loss carryforwards for federal income taxes expiring in the years 2008 to 2013 of $166.3 million. A valuation allowance of $35.2 million has been recorded against $46.8 million of these loss carryforwards which are subject to limitations of both Treasury Regulation 1.1502-21 and Internal Revenue Code ("IRC") Section 382. Foreign net operating losses expiring in the years 2000 to 2005 are $19.4 million. Interest carryovers of $15.4 million limited by IRC Section 163(j) are available against federal tax without expiration.

14. DISCONTINUED OPERATIONS

        On May 1, 1997, in contemplation of the Rollins acquisition described in
Note 2, the Company transferred, in a non-cash transaction, JTM Industries, Inc., its coal combustion by-products management operations to Laidlaw. Accordingly, no gain or loss was recognized on this transfer. These operations were retained by Laidlaw and are not part of the Company's ongoing operations. Accordingly, the Company has classified these operations as discontinued. Revenue for the discontinued operations for 1997 was $41.5 million.

15.  EXTRAORDINARY LOSS

        In April 1998, the Company repaid its existing Bank Credit Facility and established the Senior Credit Facility (See Note 6). In connection with this refinancing, the Company recognized an extraordinary charge in fiscal 1998 of approximately $18.8 million ($11.3 million after tax, or $0.18 per share) related to the write-off of previous deferred debt issuance costs and repayment penalties.

        In August 1999, the Company repurchased the PIK issued to Laidlaw pursuant to the Rollins acquisition (See Note 7). In connection with this repurchase, the Company recognized an extraordinary charge in fiscal 1999 of approximately $15.0 million ($0.17 per share) related to the write-off of certain deferred tax assets associated with the PIK that were permanently and directly lost due to the early retirement of the PIK.

16. EARNINGS PER SHARE

        The following table represents a reconciliation of the shares used to calculate basic and diluted earnings per share for each of the three years ended August 31, 1999:

                                                      Year Ended August 31
                                                      --------------------
                                                  1999       1998      1997
                                                  ----       ----      ----
Numerator ($ in thousands):

  Net income (loss) - basic                    $  88,876   $   205   $(183,432)
  Add interest, net of tax, on subordinated
    Convertible debenture                         11,274        --          --
                                               ---------   -------   ----------
  Total - diluted                              $ 100,150   $   205   $(183,432)
                                               =========   =======   ==========
Denominator (000s):

  Weighted average shares outstanding - basic     88,537    62,322      34,508
  Effect of dilutive securities:
    Employee stock options                            28        --          --
    Subordinated convertible debenture            23,080        --          --
                                               ---------  --------   ---------
  Weighted average shares outstanding - diluted  111,645    62,322      34,508
                                               =========  ========   ==========

Basic earnings per share                       $    1.00  $    --    $   (5.32)
Diluted earnings per share                     $    0.90  $    --    $   (5.32)

        Potentially dilutive shares are excluded from diluted shares outstanding for fiscal 1998 and 1997 because the effect of their inclusion would be anti-dilutive. The number of potentially dilutive shares excluded from the earnings per share calculation was 23,421,000 and 6,582,000 for fiscal 1998 and 1997, respectively.

17. RELATED PARTY TRANSACTIONS

        Included in selling, general and administrative expenses are management fees paid to Laidlaw in the amount of $2.6 million during fiscal 1997. Interest expense in fiscal 1997 includes $24.0 million allocated from Laidlaw.

        Management fees have been allocated to the Company, prior to May 15, 1997, based upon the Company's share of Laidlaw's consolidated revenue. Management fees are charged by Laidlaw to each of its operating groups in order to recover its general and administrative costs. The services provided by Laidlaw include treasury, taxation and insurance.

        Insurance premiums paid to Laidlaw totaled $21.5 million, $11.3 million, and $7.2 million in fiscal 1999, 1998, and 1997, respectively.

        Certain directors and officers of the Company are also directors and officers of Laidlaw.

18. SEGMENT AND GEOGRAPHIC INFORMATION

        In 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 establishes standards for reporting information about operating segments in financial statements. In general, the standard requires that business entities report selected information about operating segments in a manner consistent with that used for internal management reporting.

        The Company is organized along its two primary business activities - Collection and Recovery and Treatment and Disposal. Collection and Recovery involves providing various services to both industrial and commercial customers. These services include parts cleaners and hazardous and non-hazardous waste collection.

Treatment and Disposal involves the treatment, recycling and destruction of hazardous and non-hazardous waste at Company owed and operated facilities. The Company operates thermal destruction incinerators, landfills and wastewater treatment facilities. Each segment is managed independently from the other and reports separately to senior management. Transactions between the segments are accounted for at the Company's estimate of fair value based on similar transactions with outside customers. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on several factors, of which the primary financial measure is operating income before depreciation and amortization ("EBITDA") and before restructuring and other non-recurring charges. The table below reflects certain information relating to the Company's operations ($ in thousands):

                                  Collection    Treatment
                                 and Recovery  and Disposal    Europe       Other       Total
                                 ------------  ------------    ------       -----       -----
Fiscal 1999
  Outside revenue                $ 1,340,807   $  313,441   $   31,700   $       --   $ 1,685,948
  Intercompany revenue                51,381      131,283           --     (182,664)           --
  Depreciation and amortization       46,164       35,979        3,438       50,421       136,002
  EBITDA before restructuring
    and other non-recurring

    Charges                          433,434      132,509        7,605      (92,763)      480,785
  Total assets                     2,383,965    1,697,880           --      284,959     4,366,804
  Capital expenditures                49,981       11,800        1,965        9,847        73,593

Fiscal 1998
  Outside revenue                $   813,000   $  324,600   $   47,873   $       --   $ 1,185,473
  Intercompany revenue                38,330      116,642           --     (154,972)           --
  Depreciation and amortization       29,802       36,306        5,730       21,213        93,051
  EBITDA before restructuring
    and other non-recurring
    Charges                          201,184      110,940       12,317      (45,167)      279,274
  Total assets                     2,078,195    1,533,863      311,555      545,282     4,468,895
  Capital expenditures                29,564       19,332          453        1,405        50,754

Fiscal 1997
  Outside revenue                $   394,100   $  284,519   $       --   $       --   $   678,619
  Intercompany revenue                24,405      101,295           --     (125,700)           --
  Depreciation and amortization       25,506       27,956           --           44        53,506
  EBITDA before restructuring
    and other non-recurring
    Charges                           31,514      104,023           --      (15,048)      120,489


       Reconciliation  of  reportable   segment  primary  financial  measure  to
operating income (loss) is as follows ($ in thousands):


                                                                 Year Ended August 31
                                                                 --------------------
                                                           1999          1998           1997
                                                           ----          ----           ----
Total EBITDA before restructuring and other
  non-recurring charges                               $  480,785    $  279,274     $  120,489
Depreciation and amortization                            136,002        93,051         53,506
Restructuring and other charges                               --        65,831        331,697
                                                      ----------    ----------     -----------
  Operating income (loss)                             $  344,783    $  120,392     $ (264,714)
                                                      ==========    ==========     ===========

        Information concerning principal geographic areas is as follows ($ in thousands):

                                        United States      Other       Total
                                        -------------      -----       -----
Fiscal 1999
  Outside revenue                       $  1,481,576   $  204,372   $ 1,685,948
  Net property, plant and equipment        2,384,589      187,431     2,572,020
Fiscal 1998
  Outside revenue                       $  1,006,199   $  179,274   $ 1,185,473
  Net property, plant and equipment        2,458,227      392,275     2,850,502
Fiscal 1997
  Outside revenue                       $    562,469   $  116,150   $   678,619

19.  SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION

        The supplemental cash flow disclosures and non-cash transactions for fiscal years 1999, 1998 and 1997 are as follows ($ in thousands):


                                                               Year Ended August 31
                                                               --------------------
                                                          1999           1998        1997
                                                          ----           ----        ----
Supplemental cash flow information:
Cash paid during the year for:
   Interest                                            $  163,794    $    78,008   $  26,660
                                                       ===========   ============  ==========
   Income taxes paid (refunded)                        $  (22,529)   $     1,253   $     --
                                                       ===========   ============  ==========
Non-cash investing and financing activities:
  Business combinations:
   Fair value of assets acquired                       $       --    $ 2,949,100   $ 495,168
   Fair value of liabilities assumed                           --        966,498     329,134
   Less, cash paid                                             --     (1,295,953)         --
                                                       -----------  -------------  ----------
   Fair value of stock issued on acquisition                   --        686,649   $ 166,034
                                                       ===========  ============   ==========
  Issuance of subordinated convertible debenture
   to Laidlaw Inc.                                     $       --    $        --   $ 350,000
                                                       ===========  ============   ==========
  Issuance of common stock to satisfy interest
   payment due on subordinated convertible debenture   $   22,486    $    17,500   $      --
                                                       ===========   ============  ==========
  Issuance of common stock as consideration for
   repurchase of subordinated convertible debenture    $  150,000    $        --   $      --
                                                       ===========   ============  ==========
  Non-cash transactions arising from sale of
business:
   Promissory notes receivable                         $       --    $     8,000   $      --
   Reduction of debt                                           --         40,814          --
   Equity investment recorded as long-term investment      37,782            --           --
                                                       ============  ============  ==========

20. RECENT ACCOUNTING DEVELOPMENTS

        In June 1998, FASB issued Statement No. 133, "Accounting of Derivative Instruments and Hedging Activities," ("SFAS 133") (as amended by Statement No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" issued June 1999), effective for periods beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded on other contracts, and derivatives used for hedging purposes. SFAS 133 requires that entities recognize all derivative financial instruments as either assets or liabilities on the balance sheet at their fair value. Changes in the fair value of the derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction, and if it is, the type of hedge transaction. The Company anticipates that the adoption of this standard will not have a significant effect on the Company's results of operations or its financial position.

        In March 1998, the AICPA issued Statement of Position 98-1. "Accounting for Costs of Computer Software for Internal Use," ("SOP 98-1"), effective for periods beginning after December 15, 1998. SOP 98-1 provides guidance on defining internal use software and the accounting for the costs thereof. The Company anticipates that the adoption of this statement will not have a significant effect on the Company's results of operations or its financial position.

        In April 1998, the AICPA issued Statement of Position 98-5, "Accounting for the Costs of Start-Up Activities," (SOP 98-5"), effective for periods beginning after December 15, 1998. SOP 98-5 requires all costs of start-up activities to be expensed as incurred. Start-up activities are defined as those one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new class of customer or beneficiary, initiating a new process in an existing facility, or commencing a new operation. Activities related to mergers or acquisitions are not considered start-up activities and, therefore, SOP 98-5 does not change the accounting for such items. The Company anticipates that the adoption of this statement will not have a significant effect on the Company's results of operations or its financial position.

21. QUARTERLY FINANCIAL DATA-UNAUDITED

                                 FIRST *     SECOND     THIRD **       FOURTH *         TOTAL**
                                 -------     ------     --------       --------         -------
                                          ($ in thousands, except per share amounts)

Fiscal 1999

Revenue                        $ 467,019   $ 402,135   $  400,935    $   415,859    $1,685,948
Income from operations            90,176      73,866       90,111         90,630       344,783
Extraordinary loss, net of
  applicable tax                      --          --           --        (15,036)      (15,036)
Net income                        27,772      18,245       29,694         13,165        88,876
Earnings per share:
  Income before

    extraordinary item

      Basic                    $    0.32  $     0.21   $     0.34    $      0.32     $    1.17
      Diluted                       0.27        0.19         0.30           0.28          1.03
  Net income

      Basic                    $    0.32  $     0.21   $     0.34    $      0.15     $    1.00
      Diluted                       0.27        0.19         0.30    $      0.15          0.90

Fiscal 1998

Revenue                        $ 211,552  $  173,215   $  365,705    $   435,001    $1,185,473
Income (loss) from
  operations                      31,931      19,676      (10,304)        79,089       120,392
Extraordinary loss, net of
  applicable tax                      --          --      (11,283)            --       (11,283)
Net income (loss)                 10,144       3,556      (35,319)        21,824           205
Earnings per share:
  Income (loss) before

    extraordinary item

      Basic                    $    0.22  $     0.08   $    (0.34)   $      0.25     $    0.18
      Diluted                       0.19        0.08        (0.34)          0.22          0.18
  Net income (loss)

      Basic                    $    0.22  $     0.08   $    (0.50)   $      0.25     $      --
      Diluted                       0.19        0.08        (0.50)          0.22            --

* Includes revenue from European operations of $31.7 million and $27.9 million in first quarter 1998 and fourth quarter 1999, respectively.

** 1998 includes restructuring charge of $65.8 million ($39.5 million net of tax).

Results for the quarters include the results of operations of acquired companies for the periods in which they were owned by the Company.

22. SUMMARIZED FINANCIAL INFORMATION

        In connection with the Safety-Kleen acquisition, Safety-Kleen Services, Inc. (formerly known as LES, Inc.), a wholly-owned subsidiary of the Company, issued 9.25% Senior Subordinated Notes (See Note 6). The Notes are jointly and severally guaranteed by the Company and all wholly-owned domestic subsidiaries of the Company, including the wholly-owned domestic subsidiaries of Safety-Kleen Corp., on a full and unconditional basis. No foreign direct or indirect subsidiary or non-wholly-owned domestic subsidiary is an obligor or guarantor on the financing. Separate financial statements and other disclosures concerning each of Safety-Kleen Services, Inc. and the subsidiary guarantors are not presented because management believes they are not material to investors. Summarized financial information for the Company and its subsidiaries on a combined basis is set forth below.

                      Consolidating Condensed Balance Sheet
                                 August 31, 1999

                                      Safety-Kleen                Subsidiary
                       Safety-Kleen     Services,    Subsidiary    Non-        Elimination   Consolidated
($ in thousands)          Corp.           Inc.       Guarantors   Guarantors     Entries        Totals
                          -----           ----       ----------   ----------     -------        ------
ASSETS
Current assets         $    24,956    $        --    $  528,621   $  48,418    $   (14,298)  $   587,697
Property, plant and
  Equipment, net                --             --     2,384,106     187,914             --     2,572,020
Investment in
  Subsidiaries           1,601,498      2,911,631     2,346,621          --     (6,859,750)           --
Goodwill                        --             --     1,042,315      56,416             --     1,098,731
Other non-current
  Assets                        --             --       107,000       1,356             --       108,356
                       -----------    -----------    ----------   ---------    -----------   -----------
   Total assets        $ 1,626,454    $ 2,911,631    $6,408,663   $ 294,104    $(6,874,048)  $ 4,366,804
                       ===========    ===========    ==========   =========    ============  ===========
LIABILITIES
Current liabilities    $     7,189    $   100,208    $  277,455   $  51,165    $   (14,298)  $   421,719
Non-current                     --           --         774,608       5,854             --       780,462
liabilities
Long-term debt             337,013      1,488,126        15,798      41,434             --     1,882,371
                       -----------    -----------    ----------   ---------    -----------   -----------
   Total liabilities       344,202      1,588,334     1,067,861      98,453        (14,298)    3,084,552

STOCKHOLDERS' EQUITY
                         1,282,252      1,323,297     5,340,802     195,651     (6,859,750)    1,282,252
                       -----------    -----------    ----------   ---------    ------------  -----------
Total liabilities and
  stockholders' equity $ 1,626,454    $ 2,911,631    $6,408,663   $ 294,104    $(6,874,048)  $ 4,366,804
                       ===========    ===========    ==========   =========    ============  ===========

                   Consolidating Condensed Statement of Income
                           Year Ended August 31, 1999

                                      Safety-Kleen                Subsidiary
                       Safety-Kleen     Services,    Subsidiary      Non-      Elimination   Consolidated
($ in thousands)          Corp.           Inc.       Guarantors   Guarantors     Entries        Totals
                          -----           ----       ----------   ----------     -------        ------
Total revenue .....    $     --       $     --       $1,434,226   $  264,465   $   (12,743)  $ 1,685,948
Operating expenses            936           --        1,167,318      185,654       (12,743)    1,341,165
                       -----------    -----------    ----------   -----------  ------------    ----------
Operating income ..          (936)          --          266,908       78,811            --       344,783
Interest income
  (expense), net ..       (24,150)      (139,868)         1,223       (3,430)           --      (166,225)
Undistributed
  earnings of
  subsidiaries ....       118,070        197,006          2,708         --        (315,076)        2,708
                       -----------    -----------    -----------  -----------  ------------  -------------
Income (loss) from-
  continuing
  operations before
  income tax ......        92,984         57,138        270,839       75,381      (315,076)      181,266
Income tax expense
  (benefit) .......       (10,928)       (60,932)       117,987       32,438            --        78,565
                       -----------    -----------    -----------  -----------  ------------  ------------
Income (loss) from
  continuing
  operations before
  minority interest       103,912        118,070        152,852       42,943      (315,076)      102,701
Minority interest .          --             --              217          994            --         1,211
                       -----------    -----------     ----------  ----------   ------------  ------------
Income (loss) from
  continuing
  operations ......       103,912        118,070        153,069       43,937      (315,076)      103,912
Extraordinary loss        (15,036)          --             --           --              --       (15,036)
                       -----------     ----------     ----------  ----------    ----------   ------------
Net income ........    $   88,876     $  118,070     $  153,069   $   43,937   $  (315,076)  $    88,876
                       ===========    ===========    ===========  ===========  ============  ============

                 Consolidating Condensed Statement of Cash Flows
                           Year Ended August 31, 1999

                                      Safety-Kleen                Subsidiary
                       Safety-Kleen     Services,    Subsidiary      Non-      Elimination   Consolidated
($ in thousands)          Corp.           Inc.       Guarantors   Guarantors     Entries        Totals
                          -----           ----       ----------   ----------     -------        ------
Net cash provided by
  (used in) operating
  activities           $   (20,642)    $  (141,441)  $  248,694   $ (16,553)   $        --   $    70,058
                       ------------    ------------  ----------  ----------    -----------   -----------
Cash flows from
  investing
  activities:
Cash expended on
  acquisition of
  Business                      --              --      (10,809)       (102)            --       (10,911)
Purchase of
property,
  plant and equipment           --              --      (66,578)     (7,015)            --       (73,593)
Proceeds from sale of
  Business                      --              --      140,401          --             --       140,401
Change in other, net            --              --        3,173         288             --         3,461
                       -----------     -----------   ----------   ---------    -----------   -----------
Net cash (used in)
  investing activities         --              --       66,187      (6,829)            --        59,358
                       -----------     -----------   ----------   ----------   -----------   -----------
Cash flows from
  financing activities:
Exercise of stock
  Options                      212              --           --          --             --           212
Bank financing fees
  and expenses              (8,709)         (4,191)          --          --             --       (12,900)
Borrowings of
  long-term debt           225,000              --           --          --             --       225,000
Repayment of
  long-term debt          (200,000)       (173,832)      (1,050)    (10,412)            --      (385,294)
Bank overdraft                  --          14,298       20,139      16,257        (14,298)       36,396
Intercompany payable
  (receivable)              26,584         305,166     (336,203)      4,453             --            --
                       -----------     -----------   -----------  ---------    -----------   -----------
Net cash provided
  by (used in)
  financing activities      43,087         141,441     (317,114)     10,298        (14,298)     (136,586)
                       -----------     -----------   -----------  ---------    ------------  ------------
Effect of exchange
  rate changes on cash          --              --       (2,110)      2,120             --            10
                       -----------     -----------   -----------  ---------    -----------   -----------
Net increase
  (decrease) in cash
  and cash equivalents      22,445              --       (4,343)    (10,964)       (14,298)       (7,160)
Cash and cash
  equivalents at:
  Beginning of period           --              --        4,343      11,990             --        16,333
                       -----------     -----------   ----------   ---------    -----------   -----------
  End of period        $    22,445     $        --   $       --   $   1,026    $   (14,298)  $     9,173
                       ===========     ===========   ==========   =========    ============  ===========

                      Consolidating Condensed Balance Sheet
                                 August 31, 1998

                                      Safety-Kleen                Subsidiary
                       Safety-Kleen     Services,    Subsidiary      Non-      Elimination   Consolidated
($ in thousands)          Corp.           Inc.       Guarantors   Guarantors     Entries        Totals
                          -----           ----       ----------   ----------     -------        ------
ASSETS
Current assets ......   $      --     $      --     $   431,274   $  111,060    $      --     $   542,334
Property, plant and
  equipment, net ....          --            --       2,454,211      396,331            (40)    2,850,502
Investment in
  subsidiaries ......     1,496,759     2,776,635     1,322,059          166     (5,595,619)         --
Goodwill ............          --            --         951,655       71,499          --        1,023,154
Other non-current
  assets ............          --            --          52,134          771          --           52,905
                        -----------   -----------   -----------   ----------    ------------
   Total assets .....   $ 1,496,759   $ 2,776,635   $ 5,211,333   $  579,827   $ (5,595,659)  $ 4,468,895
                        ===========   ===========   ===========   ==========    ============   ==========

LIABILITIES
 Current liabilities .   $     6,853   $    88,089   $   246,359   $   83,617   $         (2)  $   424,916
Non-current .........          --            --         714,145      111,964          --          826,109
liabilities
Long-term debt ......       125,200     1,661,989        16,334       49,641          --        1,853,164
Subordinated
  convertible
  debenture .........       350,000          --            --           --            --          350,000
                        -----------   -----------   -----------   ----------    ------------  -----------
   Total liabilities        482,053     1,750,078       976,838      245,222             (2)    3,454,189

STOCKHOLDERS'
  EQUITY ............     1,014,706     1,026,557     4,234,495      334,605     (5,595,657)    1,014,706
                        -----------   -----------   -----------   ----------    ------------  -----------
Total liabilities and
  stockholders'
  equity ............   $ 1,496,759   $ 2,776,635   $ 5,211,333      579,827    $(5,595,659)  $ 4,468,895
                        ===========   ===========   ===========   ==========    ============  ===========

                   Consolidating Condensed Statement of Income
                           Year Ended August 31, 1998

                                      Safety-Kleen                Subsidiary
                       Safety-Kleen     Services,    Subsidiary      Non-      Elimination   Consolidated
($ in thousands)          Corp.           Inc.       Guarantors   Guarantors     Entries        Totals
                          -----           ----       ----------   ----------     -------        ------
Total revenue ......     $    --       $    --       $ 947,774     $ 250,814     $ (13,115)   $1,185,473
Operating expenses .          --            --         796,955       215,370       (13,075)      999,250
Restructuring charge          --            --          60,081         5,750          --          65,831
                         ---------     ---------     ---------     ---------     ---------     ---------
Operating income ...          --            --          90,738        29,694           (40)      120,392
Interest income
  (expense), net ...       (25,747)      (79,464)       12,790        (7,619)         --        (100,040)
Undistributed
  earnings of

  Subsidiaries .....        14,366        68,147          --            --         (82,513)         --
                         ---------     ---------     ---------     ---------     ---------     ---------
Income (loss) from
  continuing
  operations before

  income tax .......       (11,381)      (11,317)      103,528        22,075       (82,553)       20,352
Income tax expense

  (benefit) ........       (11,586)      (35,759)       46,164        10,314          --           9,133
                         ---------     ---------     ---------     ---------     ---------     ---------
Income (loss) from
  continuing
  operations before

  minority interest            205        24,442        57,364        11,761       (82,553)       11,219
Minority interest ..          --            --             589          (320)         --             269
                         ---------     ---------     ---------     ---------     ---------     ---------
Income (loss) from
  continuing

  Operations .......           205        24,442        57,953        11,441       (82,553)       11,488
Extraordinary loss,
  net of tax .......          --         (10,076)         --          (1,207)         --         (11,283)
                         ---------     ---------     ---------     ---------     ---------     ---------
Net income .........     $     205     $  14,366     $  57,953     $  10,234     $ (82,553)    $     205
                         =========     =========     =========     =========     =========     =========


                 Consolidating Condensed Statement of Cash Flows
                           Year Ended August 31, 1998

                                      Safety-Kleen                Subsidiary
                       Safety-Kleen     Services,    Subsidiary      Non-      Elimination   Consolidated
($ in thousands)          Corp.           Inc.       Guarantors   Guarantors     Entries        Totals
                          -----           ----       ----------   ----------     -------        ------
Net cash provided
  by (used in)operating
  activities .........   $   3,612     $ (12,888)    $  76,353     $  20,550     $      --     $    87,627
                         ---------     ----------    ----------    ----------    ----------    ------------
Cash flows from
  investing activities:
Cash acquired on
  acquisition of
  Business ..........           --            --    (1,272,639)       (8,856)           --      (1,281,495)
Purchase of property,
  plant and equipment           --            --       (39,327)      (11,427)           --         (50,754)
Proceeds from sale of
  property, plant and
  Equipment .........           --            --        13,256           177            --          13,433
Proceeds from sale of
  Business ..........           --            --        33,675            --            --          33,675
Change in other, net            --            --        13,046       (21,240)           --          (8,194)
                         ----------  ------------  ------------    ----------    ----------    ------------
Net cash (used in)
  investing activities          --            --    (1,251,989)      (41,346)           --      (1,293,335)
                         ----------  ------------  ------------    ----------    ----------    ------------
Cash flows from
  financing activities:
Exercise of stock
  Options ...........          509            --            --            --            --             509
Bank financing fees
  and expenses ......           --       (48,513)           --        (2,025)           --         (50,538)
Bank overdraft ......           --            --        10,975         2,017            --          12,992
Borrowings of
  long-term debt ....           --     1,788,000            --        68,814            --       1,856,814
Repayment of
  long-term debt ....           --      (331,750)     (212,953)      (59,981)           --        (604,684)
Intercompany payable
  (receivable) ......       (4,121)   (1,394,849)    1,357,187        41,783            --              --
                         ----------  ------------  ------------    ----------    ----------   -------------
Net cash provided
  by (used in) financing
 activities .........       (3,612)       12,888     1,155,209        50,608            --       1,215,093
                         ----------  ------------  ------------    ----------   -----------   ------------
Effect of exchange rate
 changes on cash.....           --            --            --        (4,212)           --          (4,212)
                         ----------  -----------   ------------    ----------   -----------    ------------
Net increase
(decrease) in cash  and
 cash equivalents....           --            --       (20,427)       25,600            --           5,173
Cash and cash
  equivalents at:
  Beginning of period           --            --        24,770       (13,610)           --          11,160
                         ----------  ------------  ------------    ----------    ----------    ------------
  End of period .....    $      --   $        --   $     4,343     $  11,990     $      --     $    16,333
                         ==========  ============  ============    ==========    ==========    ============

                  Consolidating Condensed Statement of Income
                           Year Ended August 31, 1997

                                       Safety-Kleen                 Subsidiary
                        Safety-Kleen     Services,    Subsidiary       Non-       Elimination   Consolidated
($ in thousands)           Corp.           Inc.       Guarantors    Guarantors     Entries         Totals
                           -----           ----       ----------    ----------     -------         ------
Total revenue .......    $      --      $       --    $  510,563     $ 168,056     $      --     $  678,619
Operating expenses ..           --              --       472,254       139,382            --        611,636
Restructuring charge            --              --       325,070         6,627            --        331,697
                         ----------     -----------   -----------    ----------    ----------    ----------
Operating income ....           --              --      (286,761)       22,047            --       (264,714)
Interest expense, net        6,580           8,010        22,530         4,288            --         41,408
Undistributed losses
  of subsidiaries ...     (179,397)       (174,485)           --            --       353,882             --
                         ----------     -----------   ----------     ----------    ----------    ----------
Income (loss) from
  operations before
  income tax ........     (185,977)       (182,495)     (309,291)       17,759       353,882       (306,122)
Income tax expense
  (benefit) .........       (2,545)         (3,098)     (118,579)        1,433            --       (122,789)
                         ----------     -----------   -----------    ----------    ----------    ----------
Income (loss) from
  continuing
  operations before
  minority interest .     (183,432)       (179,397)     (190,712)       16,326       353,882       (183,333)
Minority interest ...         --                --           (72)          (47)           --           (119)
                         ----------     -----------   -----------    ----------    ----------    ----------
Income (loss) from
  continuing
  operations ........     (183,432)       (179,397)     (190,784)       16,279       353,882       (183,452)
Income from
  discontinued
  operations ........         --                --            20            --            --             20
                         ----------     -----------   -----------    ---------     ----------    -----------
Net income ..........    $(183,432)     $ (179,397)   $ (190,764)     $ 16,279     $ 353,882     $ (183,432)
                         ==========     ===========   ===========    ==========    ==========    ===========

                Consolidating Condensed Statement of Cash Flows
                           Year Ended August 31, 1997

                                      Safety-Kleen                Subsidiary
                       Safety-Kleen     Services,    Subsidiary      Non-      Elimination   Consolidated
($ in thousands)          Corp.           Inc.       Guarantors   Guarantors     Entries        Totals
                          -----           ----       ----------   ----------     -------        ------
Net cash provided by
  (used in) continuing
  Operations ........    $   2,545      $   3,098     $  38,964      $  (7,428)    $    (220) $      36,959
Net cash provided
  by (used in)
  Discontinued
  Operations ........           --             --           425             --            --            425
                         ----------     ----------    ----------     ----------    ----------    -----------
Net cash provided by
  (used in) operating
  Activities ........        2,545          3,098        39,389         (7,428)         (220)        37,384
                         ----------     ----------    ----------     ----------    ----------    -----------
Cash flows from
  investing
activities:
Purchase of property,
  plant and equipment           --             --       (16,154)       (19,943)           --        (36,097)
Other investing
  activities, net ...           --             --        15,648         (1,438)           --         14,210
                         ----------     ---------     ----------     ----------    ----------    -----------
Net cash used in
  continuing
  operations ........           --             --          (506)       (21,381)           --        (21,887)
Net cash used in
  discontinued
  operations ........           --             --        (1,887)            --            --         (1,887)
                         ----------     ----------    ----------     ----------    ----------    -----------
Net cash used in
  investing activities          --             --        (2,393)       (21,381)           --        (23,774)
                         ----------     ----------    ----------     ----------    ----------    -----------
Cash flows from
  financing activities:
Debt financing fees
  and expenses ......           --        (16,448)           --         (2,340)           --        (18,788)
Bank overdraft ......           --             --       (28,829)        (3,359)           --        (32,188)
Repayment of
  long-term debt ....           --             --       (55,700)        (5,842)           --        (61,542)
Borrowings of
  long-term debt ....       65,200        315,000            --         71,422            --        451,622
Intercompany payable
  (receivable) ......      (67,745)      (301,650)      369,175             --           220             --
Net payments to
  Laidlaw Inc. ......           --             --      (296,872)       (44,682)           --       (341,554)
                         ----------     ----------    ----------     ----------    ----------    -----------
Net cash provided by
(used in) Financing
activities...........       (2,545)        (3,098)      (12,226)        15,199           220         (2,450)
                         ----------     ----------    ----------     ----------    ----------    -----------
Net increase
  (decrease) in cash
  and cash equivalents          --             --        24,770        (13,610)           --         11,160
Cash and cash
  Equivalents at:
  Beginning of period           --             --            --             --            --             --
                         ----------     ----------    ----------     ----------    ----------    -----------
  End of period .....    $      --      $      --     $  24,770      $ (13,610)    $      --     $   11,160
                         ==========     ==========    ==========     ==========    ==========    ===========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


         None.

                                    PART III
                                    --------

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The section entitled  "Executive  Officers of the Registrant" in Part I,
Item 1 of this Annual Report on Form 10-K and the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" and "Proposal 1: Election of Directors" in the Company's definitive proxy statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on November 30, 1999 (the "Proxy Statement"), are incorporated herein by reference.

ITEM 11.   EXECUTIVE COMPENSATION

         The  sections   entitled   "Compensation  of  Executive   Officers  and
Directors" and "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement are

incorporated herein by reference.

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

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

   (1) Financial statements and the notes thereto:

       Report of Independent Accountants (page 28).

       Consolidated Statements of Income for the years ended August 31, 1999, 1998 and 1997 (page 29).

       Consolidated Statements of Comprehensive Income for the years ended August 31, 1999, 1998 and 1997 (page 29).

       Consolidated Balance Sheets as of August 31, 1999 and 1998 (page 30).

       Consolidated Statements of Cash Flows for the years ended August 31, 1999, 1998 and 1997 (page 31).

       Consolidated Statements of Stockholders' Equity for the years ended August 31, 1999, 1998 and 1997 (page 32).

       Notes to Consolidated Financial Statements (pages 32-59).

   (2) Financial statement schedule required to be filed by Item 8 of this form:

       Schedule II -- Valuation and qualifying accounts.

       Independent accountant's report on financial statement schedule.

       All other schedules have been omitted since they are inapplicable or not required, or the information has been included in the financial statements or the notes thereto.

       The Company's 1999 Annual Report to Stockholders is not to be deemed filed as part of this report except for those parts thereof specifically incorporated by reference herein.

   (3) Exhibits:

(3)(a) Restated Certificate of Incorporation of the Company dated May 13, 1997 and Amendment to Certificate of Incorporation dated May 15, 1997 filed as
Exhibit 3(a) to the Registrant's Form 10-Q for the Quarter ended May 31, 1997 and incorporated herein by reference.

(3)(a)(i) Certificate of Correction Filed to Correct a Certain Error in the Restated and Amended Certificate of Incorporation of the Company dated October 15, 1997 filed as Exhibit (3)(a)(i) to the Registrant's Form 10-K-405 for the Year ended August 31, 1997, and incorporated herein by reference.

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

(4)(b) First Supplemental Indenture effective as of November 15, 1998 among Safety-Kleen Services, Inc. the Registrant, SK Europe, Inc. and The Bank of Nova Scotia Trust Company of New York, as trustee filed as Exhibit (4)(f) to the Registrant's Form S-4 Registration Statement No. 333-82689 filed July 12, 1999 and incorporated herein by reference.

(4)(c) Indenture dated as of May 17, 1999 between Registrant and the Bank of Nova Scotia Trust Company of New York, as trustee filed as Exhibit (4)(b) to the Registrant's Form S-4 Registration Statement No. 333-82689 filed July 12, 1999 and incorporated herein by reference.

(4)(d) Second Supplemental Indenture effective as of May 7, 1999 among Safety-Kleen Services, Inc. the Registrant, SK Services, L.C., SK Services
(East), L.C. and The Bank of Nova Scotia Trust Company of New York, as trustee.

(4)(e) Registration Rights Agreement dated as of May 17, 1999 between Registrant and TD Securities, NationsBanc Montgomery Securities LLC and Raymond James & Associates, Inc. filed as Exhibit (4)(a) to the Registrant's Form S-4 Registration Statement No. 333-82689 filed July 12, 1999 and incorporated herein by reference.

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

(4)(j) Second Amendment to the Amended and Restated Credit Agreement dated as of November 20, 1998 among Safety-Kleen Services, Inc. (formerly known as LES, Inc.), Safety-Kleen Services (Canada) Ltd. (formerly known as Laidlaw Environmental Services (Canada) Ltd.), the Lenders, Toronto Dominion (Texas), Inc., The Toronto Dominion Bank, TD Securities (USA) Inc., The Bank of Nova Scotia, NationsBank, N.A., The First National Bank of Chicago and Wachovia Bank N.A., filed as Exhibit (4)(j) to the Registrant's Form 10-Q for the quarter ended February 28, 1999 and incorporated herein by reference.

(4)(k) Waiver and Third Amendment to the Amended and Restated Credit Agreement dated as of May 6, 1999 among Safety-Kleen Services, Inc. (formerly known as LES, Inc.), Safety-Kleen Services (Canada) Ltd. (formerly known as Laidlaw Environmental Services (Canada) Ltd.), the Lenders, Toronto Dominion (Texas), Inc., The Toronto Dominion Bank, TD Securities (USA) Inc., The Bank of Nova Scotia, NationsBank, N.A., The First National Bank of Chicago and Wachovia Bank N.A. filed as Exhibit (4)(l) to the Registrant's Form S-4 Registration Statement No. 333-82689 filed July 12, 1999 and incorporated herein by reference.

(4)(l) Registration Rights Agreement dated May 15, 1997 between Registrant, Laidlaw Transportation, Inc. and Laidlaw Inc. the form of which was filed as Exhibit B to Annex A to the Registrant's Definitive Proxy Statement on Form DEF 14A, filed on May 1, 1997 and incorporated herein by reference.

(4)(m) Indenture dated as of May 1, 1993 between the Industrial Development Board of the Metropolitan Government of Nashville and Davidson County (Tennessee) and NationsBank of Tennessee, N.A., filed as Exhibit 4(f) to the Registrant's Form 10-Q for the Quarter ended May 31, 1997, and incorporated herein by reference.

(4)(n) Indenture of Trust dated as of August 1, 1995 between Tooele County, Utah and West One Bank, Utah, now known as U.S. Bank, as Trustee, filed as Exhibit 4(h) to the Registrant's form 10-Q for the Quarter ended May 31, 1997, and incorporated herein by reference.

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

(4)(s) Letter dated May 7, 1999 from Toronto-Dominion (Texas) Inc. (as assignee of Westinghouse Electric Corporation) and agreed to by the Registrant and Laidlaw Inc. amending the terms of the Promissory Note dated May 15, 1997 (as referenced in Exhibit (4)(r)) filed as Exhibit (4)(u) to the Registrant's Form S-4 Registration Statement No. 333-82689 filed July 12, 1999 and incorporated herein by reference.

(4)(t) Guaranty Agreement dated May 15, 1997 by Laidlaw Inc. to Westinghouse Electric Corporation guaranteeing Promissory Note dated May 15, 1997 (as referenced in Exhibit (4)(s)) from Registrant to Westinghouse Electric Corporation), filed as Exhibit 4(o) to the Registrant's Form 10-Q for the Quarter ended May 31, 1997, and incorporated herein by reference.

(4)(u) Collateral Account Pledge and Security Agreement dated as of May 17, 1999 between the Registrant, the Bank of Nova Scotia Trust Company of New York, as escrow agent and the Bank of Nova Scotia Trust Company of New York, as trustee, filed as Exhibit (4)(d) to the Registrant's Form S-4 Registration Statement No. 333-82689 filed July 12, 1999 and incorporated herein by reference.

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

(10)(h) Stock Purchase Agreement dated February 6, 1997 among the Registrant, Laidlaw Inc., and Laidlaw Transportation, Inc. filed as Exhibit A to Annex A to the Definitive Proxy Statement on Form DEF 14A filed on May 1, 1997 and incorporated herein by reference.

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

(10)(m) Form of Change of Control Agreement LES-B1, filed as Exhibit 10(l) to the Registrant's 10-K for the year ended August 31, 1998, and incorporated herein by reference.

(10)(n) Form of Change of Control Agreement LES-C1, filed as Exhibit 10(m) to the Registrant's 10-K for the year ended August 31, 1998, and incorporated herein by reference.

(12)    Statement Re: Computation of Ratios.

(13)    1999 Annual Report to Stockholders

(21)    Subsidiaries of Registrant.

(23)    Consent of Independent Accountants.

(24)    Power of Attorney (on the signature pages hereof)

(27)    Financial Data Schedule.

(b)            Reports on Form 8-K.

         i. The Company filed a Current Report on Form 8-K on July 30, 1999, which contained Item 5 related to the Company announcing that it would hold a special meeting of shareholders.

         ii. The Company filed a Current Report on Form 8-K on August 27, 1999 which contained Item 5 related to the Company announcing that its stockholders had approved the issuance of Common Stock in connection with the repurchase of the $350 million 5% subordinated convertible pay-in-kind debenture from Laidlaw Inc.

         iii. The Company filed a Current Report on Form 8-K on August 27, 1999 which contained Item 5 related to the Company announcing its agreement to acquire Ecogard, Inc. d/b/a First Recovery.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:                               SAFETY-KLEEN CORP.
October 18, 1999
                         ----------------------------------------------------
                                       (Registrant)

                                    /s/ K. W. Winger

                                   ------------------------------------
                                   Kenneth W. Winger
                                   President and Chief Executive Officer


KNOW ALL MEN BY THESE PRESENTS, that each individual whose signature appears below hereby constitutes and appoints Paul R. Humphreys and Henry H. Taylor and each of them, his or her true and lawful agent, proxy and attorney-in-fact, each acting alone, with full power and substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities to (i) act on, sign and file with the Securities and Exchange Commission any and all amendments to this Form 10-K together with all schedules and exhibits thereto,
(ii) act on, sign and file such certificates, instruments, agreements and other documents as may be necessary or appropriate in connection therewith, (iii) take any and all actions which may be necessary or appropriate in connection therewith, granting unto such agents, proxies and attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing necessary or appropriate to be done, as fully and for all intents and purposes as he or she might or could do in person, hereby approving, ratifying and confirming all that such agents, proxies and attorneys-in-fact, any of them or any of his or her or their substitutes may lawfully do or cause to be done by virtue thereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                       Title                            Date

/s/ J. R. Bullock               Chairman of the  Board           October 5, 1999
-----------------               and Director
James R. Bullock

/s/ Kenneth W. Winger           President, Chief Executive       October 5, 1999
---------------------           Officer and Director
Kenneth W. Winger               (principal executive officer)


/s/ Paul R. Humphreys           Senior Vice President, Finance   October 5, 1999
---------------------           and Chief FinancialOfficer
Paul R. Humphreys               (principal financial and
                                accounting officer)


/s/ L. W. Haworth               Director                         October 5, 1999
-----------------
Leslie W. Haworth


/s/ Robert W. Luba              Director                         October 5, 1999
------------------
Robert W. Luba

/s/ John W. Rollins, Sr.        Director                         October 5, 1999
-----------------------
John W. Rollins, Sr.


/s/ John W. Rollins, Jr.        Director                         October 5, 1999
------------------------
John W. Rollins, Jr.


/s/ David E. Thomas, Jr.        Director                         October 5, 1999
------------------------
David E. Thomas, Jr.


/s/ Henry B. Tippie             Director                         October 5, 1999
-------------------
Henry B. Tippie


/s/ James L. Wareham            Director                         October 5, 1999
--------------------
James L. Wareham


/s/ Grover C. Wrenn             Director                         October 5, 1999
-------------------
Grover C. Wrenn

                              EXHIBIT INDEX

(3)(a) Restated Certificate of Incorporation of the Company dated May 13, 1997 and Amendment to Certificate of Incorporation dated May 15, 1997 filed as Exhibit 3(a) to the Registrant's Form 10-Q for the Quarter ended May 31, 1997 and incorporated herein by reference.

(3)(a)(i) Certificate of Correction Filed to Correct a Certain Error in the Restated and Amended Certificate of Incorporation of the Company dated October 15, 1997 filed as Exhibit (3)(a)(i) to the Registrant's Form 10-K-405 for the Year ended August 31, 1997, and incorporated herein by reference.

(3)(a)(ii) Certificate of Amendment to the Restated Certificate of Incorporation of the Company dated November 25, 1998 filed as Exhibit (3) (a) (iii) to the Registrant's Form 10-Q for the quarter ended November 30, 1998 and incorporated herein by reference.

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

(4)(b) First Supplemental Indenture effective as of November 15, 1998 among Safety-Kleen Services, Inc. the Registrant, SK Europe, Inc. and The Bank of Nova Scotia Trust Company of New York, as trustee filed as Exhibit
                         (4)(f) to the Registrant's Form S-4 Registration Statement No. 333-82689 filed July 12, 1999 and incorporated herein by reference.


(4)(c) Indenture dated as of May 17, 1999 between Registrant and the Bank of Nova Scotia Trust Company of New York, as trustee filed as Exhibit (4)(b) to the Registrant's Form S-4 Registration Statement No.333-82689 filed July 12, 1999 and incorporated herein by reference.

(4)(d) Second Supplemental Indenture effective as of May 7, 1999 among Safety-Kleen Services, Inc. the Registrant, SK Services, L.C., SK Services(East), L.C. and The Bank of Nova Scotia Trust Company of New York, as trustee.

(4)(e) Registration Rights Agreement dated as of May 17, 1999 between Registrant and TD Securities, NationsBanc Montgomery Securities LLC and Raymond James & Associates, Inc. filed as Exhibit (4)(a) to the Registrant's Form S-4 Registration Statement No. 333-82689 filed July 12, 1999 and incorporated herein by reference.

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

(4)(j)                   Second  Amendment  to the Amended and  Restated  Credit
                         Agreement dated as of November 20, 1998 among Safety-Kleen Services, Inc. (formerly known as LES, Inc.), Safety-Kleen Services (Canada) Ltd. (formerly known as Laidlaw Environmental Services (Canada) Ltd.), the Lenders, Toronto Dominion (Texas), Inc., The Toronto Dominion Bank, TD Securities (USA) Inc., The Bank of Nova Scotia, NationsBank, N.A., The First National Bank of Chicago and Wachovia Bank N.A., filed as Exhibit (4)(j) to the Registrant's Form 10-Q for the quarter ended February 28, 1999 and incorporated herein by reference.

(4)(k) Waiver and Third Amendment to the Amended and Restated Credit Agreement dated as of May 6, 1999 among Safety-Kleen Services, Inc. (formerly known as LES, Inc.), Safety-Kleen Services (Canada) Ltd. (formerly known as Laidlaw Environmental Services (Canada) Ltd.), the Lenders, Toronto Dominion (Texas), Inc., The Toronto Dominion Bank, TD Securities (USA) Inc., The Bank of Nova Scotia, NationsBank, N.A., The First National Bank of Chicago and Wachovia Bank N.A. filed as Exhibit (4)(l) to the Registrant's Form S-4 Registration Statement No. 333-82689 filed July 12, 1999 and incorporated herein by reference.

  (4)(l) Registration Rights Agreement dated May 15,1997 between Registrant, Laidlaw Transportation, Inc. and Laidlaw Inc the form of which was filed as Exhibit B to Annex A to the Registrant's Definitive Proxy Statement on Form DEF 14A, filed on May 1, 1997 and incorporated herein by reference.

(4)(m)                   Indenture   dated  as  of  May  1,  1993   between  the
                         Industrial Development Board of the Metropolitan Government of Nashville and Davidson County (Tennessee) and NationsBank of Tennessee, N.A., filed as Exhibit 4(f) to the Registrant's Form 10-Q for the Quarter ended May 31, 1997, and incorporated herein by reference.

(4)(n) Indenture of Trust dated as of August 1, 1995 between Tooele County, Utah and West One Bank, Utah, now known as U.S. Bank, as Trustee, filed as Exhibit 4(h) to the Registrant's form 10-Q for the Quarter ended May 31, 1997, and incorporated herein by reference.

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

(4)(s) Letter dated May 7, 1999 from Toronto-Dominion (Texas) Inc. (as assignee of Westinghouse Electric Corporation) and agreed to by the Registrant and Laidlaw Inc. amending the terms of the Promissory Note dated May 15, 1997 (as referenced in Exhibit (4)(r)) filed as Exhibit
                         (4)(u) to the Registrant's Form S-4 Registration Statement No. 333-82689 filed July 12, 1999 and incorporated herein by reference.

(4)(t)                   Guaranty  Agreement  dated May 15, 1997 by Laidlaw Inc.
                         to Westinghouse Electric Corporation guaranteeing Promissory Note dated May 15, 1997 (as referenced in Exhibit (4)(s)) from Registrant to Westinghouse Electric Corporation), filed as Exhibit 4(o) to the Registrant's Form 10-Q for the Quarter ended May 31, 1997, and incorporated herein by reference.

(4)(u) Collateral Account Pledge and Security Agreement dated as of May 17, 1999 between the Registrant, the Bank of Nova Scotia Trust Company of New York, as escrow agent and the Bank of Nova Scotia Trust Company of New York, as trustee, filed as Exhibit (4)(d) to the Registrant's Form S-4 Registration Statement No. 333-82689 filed July 12, 1999 and incorporated herein by reference.

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

(10)(c) Second Amendment to Stock Purchase Agreement (as referenced in Exhibit(10)(b) above), dated May 15, 1997 among Westinghouse Electric Corporation, Rollins Environmental Services, Inc. and Laidlaw Inc., filed as
                         Exhibit 4(m) to the Registrant's Form 10-Q for the Quarter ended May 31, 1997, and incorporated herein by reference.

(10)(d) Rollins Environmental Services, Inc. 1982 Incentive Stock Option Plan filed with Amendment No. 1 to the Company's Registration Statement No.2-84139 on Form S-1 dated June 24, 1983 and incorporated herein by reference.

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

(10)(h) Stock Purchase Agreement dated February 6, 1997 among the Registrant, Laidlaw Inc., and Laidlaw Transportation, Inc. filed as Exhibit A to Annex A to the Definitive Proxy Statement on Form DEF 14A filed on May 1, 1997 and incorporated herein by reference.

(10)(i) Corporate Incentive Plan for fiscal year 1999, filed as Exhibit (10)(i) to the Registrant's Form 10-Q for the quarter ended November 30, 1998 and incorporated herein by reference.

(10)(j) Operations Management Incentive Plan for fiscal year 1999 filed as Exhibit (10)(j) to the Registrant's Form 10-Q for the quarter ended November 30, 1998 and incorporated herein by reference.

(10)(k) Registrant's U.S.Supplemental Executive Retirement Plan filed as Exhibit 10(g) to the Registrant's 10-Q for the quarter ended November 30,1997, and incorporated herein by reference.

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

(12)                     Statement Re: Computation of Ratios.

(13)                     1999 Annual Report to Stockholders

(21)                     Subsidiaries of Registrant.

(23)                     Consent of Independent Accountants.

(24)                     Power of Attorney (on the signature pages hereof)

(27)                     Financial Data Schedule.

(b)                      Reports on Form 8-K.

                         i. The Company filed a Current Report on Form 8-K on July 30, 1999, which contained Item 5 related to the Company announcing that it would hold a special meeting of shareholders.

                         ii. The Company filed a Current Report on Form 8-K on August 27, 1999 which contained Item 5 related to the Company announcing that its stockholders had approved the issuance of Common Stock in connection with the repurchase of the $350 million 5% subordinated convertible pay-in-kind debenture from Laidlaw Inc.

                         iii. The Company filed a Current  Report on Form 8-K on
                              August 27, 1999 which contained Item 5 related to the Company announcing its agreement to acquire Ecogard, Inc. d/b/a First Recovery.