Form 10-Q
period 1999-11-30
SAFETY KLEEN CORP/
filed 2000-01-14
CIK 701856

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                For the Quarterly Period Ended November 30, 1999


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

                            Yes   X     No ____
                                 ---

          The number of shares of the issuer's common stock outstanding as of January 12, 2000 was 100,637,975

                                                         SAFETY-KLEEN CORP.


                                                                INDEX

PART 1     FINANCIAL INFORMATION

Item 1     Financial Statements

           Consolidated Statements of Income for the Three Month Periods Ended
                November 30, 1999 and 1998......................................................................... 2

           Consolidated Statements of Comprehensive Income for the Three Months Ended
                November 30, 1999 and 1998......................................................................... 3

           Consolidated Balance Sheets as of November 30, 1999 and August 31, 1999................................. 4

           Consolidated Statements of Cash Flows for the Three Months  Ended
                November 30, 1999 and 1998......................................................................... 5

           Notes to Unaudited Consolidated Financial Statements for the Three Months  Ended
                November 30, 1999 and 1998......................................................................... 6


Item 2     Management's Discussion and Analysis of Financial Condition and Results of Operations  .................13


PART II    OTHER INFORMATION

Item 1     Legal Proceedings....................................................................................... 19

Item 2     Changes In Securities and Use Of Proceeds............................................................... 20

Item 4     Submission of Matters to a Vote of Security Holders..................................................... 20

Item 6     Exhibits and Reports on Form 8-K........................................................................ 21


Signatures......................................................................................................... 33


                               SAFETY-KLEEN CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
                     ($ in thousands, except per share data)
                                   (Unaudited)
                                                              Three Months Ended
                                                                  November 30,
                                                                  ------------
                                                              1999        1998
                                                              ----        ----
Revenues ...............................................    $408,481    $467,019
                                                            --------    --------

Expenses:
   Operating ...........................................     257,472     305,048
   Depreciation and amortization .......................      33,703      37,295
   Selling, general and administrative .................      34,250      34,500
                                                            --------    --------
     Total expenses ....................................     325,425     376,843
                                                            --------    --------
Operating income .......................................      83,056      90,176
Interest expense, net ..................................      40,135      43,084
Equity in earnings of associated company ...............       1,005        --
                                                            --------    --------
Income before income tax expense .......................      43,926      47,092
Income tax expense .....................................      19,219      19,320
                                                            --------    --------
Net income .............................................    $ 24,707    $ 27,772
                                                            ========    ========

Basic income per share:
   Net income ..........................................    $   0.25    $   0.32
                                                            ========    ========
   Weighted average common stock outstanding (000s) ....     100,637      87,844
                                                            ========    ========

Diluted income per share:
   Net income ..........................................    $   0.25    $   0.27
                                                            ========    ========
   Weighted average common stock outstanding and
     assumed conversions (000s) ........................     100,637     111,242
                                                            ========    ========




      See accompanying Notes to Unaudited Consolidated Financial Statements

                               SAFETY-KLEEN CORP.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                ($ in thousands)
                                   (Unaudited)


                                                              Three Months Ended
                                                                  November 30,
                                                                  ------------
                                                                1999      1998
                                                                ----      ----
Net income .................................................. $24,707   $27,772
Other comprehensive income, net of tax:
   Unrealized foreign currency translation adjustment .......   1,837     1,492
                                                              -------   -------
Other comprehensive income ..................................   1,837     1,492
                                                              -------   -------
Comprehensive income ........................................ $26,544   $29,264
                                                              =======   =======




           See accompanying Notes to Unaudited Consolidated Financial Statements

                               SAFETY-KLEEN CORP.
                           CONSOLIDATED BALANCE SHEETS
                                ($ in thousands)


                                                             November 30,
                                                               1999
                                                             (Unaudited)  August 31, 1999
                                                             -----------  ---------------

ASSETS
   Current assets
     Cash and cash equivalents ...........................   $     5,932    $     9,173
     Trade and other accounts receivable, net of allowance
      for doubtful accounts .............................        446,917        395,009
     Inventories and supplies ............................        75,117         60,567
     Deferred income taxes ...............................        58,659         58,641
     Other current assets ................................        54,466         50,005
                                                             -----------    -----------
       Total current assets ..............................       641,091        573,395
   Long-term investments .................................        80,134         76,739
   Property, plant and equipment, net ....................     2,597,275      2,585,191
   Goodwill, net of amortization .........................     1,092,362      1,098,731
   Other assets ..........................................        39,280         35,289
                                                             -----------    -----------
     Total assets ........................................   $ 4,450,142    $ 4,369,345
                                                             ===========    ===========

LIABILITIES
   Current liabilities
     Accounts payable ....................................   $   189,408    $   172,838
     Accrued liabilities .................................       121,515        163,818
     Current portion of long-term debt ...................        91,796         85,063
                                                             -----------    -----------
       Total current liabilities .........................       402,719        421,719
   Environmental and other long-term liabilities .........       203,816        226,631
   Long-term debt ........................................     1,961,640      1,882,371
   Deferred income taxes .................................       573,145        556,372
                                                             -----------    -----------
     Total liabilities ...................................     3,141,320      3,087,093
                                                             -----------    -----------

   Commitments and contingencies .........................          --             --
                                                             -----------    -----------

STOCKHOLDERS' EQUITY
   Common stock, par value $1.00 per share; authorized
    250,000,000; issued and outstanding 100,637,975 -
    November 30, 1999; 100,635,975 - August 31, 1999 .....       100,638        100,636
   Additional paid-in capital ............................     1,342,472      1,342,448
   Accumulated other comprehensive income ................       (11,112)       (12,949)
   Accumulated deficit ...................................      (123,176)      (147,883)
                                                             -----------    -----------
     Total stockholders' equity ..........................     1,308,822      1,282,252
                                                             -----------    -----------
     Total liabilities and stockholders' equity ..........   $ 4,450,142    $ 4,369,345
                                                             ===========    ===========


          See accompanying Notes to Unaudited Consolidated Financial Statements


                               SAFETY-KLEEN CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ in thousands)
                                   (Unaudited)


                                                                         Three Months Ended
                                                                             November 30,
                                                                             ------------
                                                                         1999           1998
                                                                         ----           ----

Cash flows from operating activities:
   Net income                                                        $   24,707       $ 27,772
   Adjustments to reconcile net income to net cash provided
     by (used in) operations:
       Equity in undistributed earnings of associated companies          (1,005)            --
       Depreciation and amortization                                     33,703         37,295
       Deferred income taxes                                             15,567         11,060
       Change in working capital and other items                       (115,648)       (19,924)
                                                                     -----------      ---------
Net cash provided by (used in) operating activities                     (42,676)        56,203
                                                                     -----------      --------

Cash flows from investing activities:
   Cash expended on business acquisitions                               (20,000)        (4,058)
   Purchases of property, plant and equipment                           (19,724)       (14,424)
   Increase in long-term investments                                     (1,422)           (53)
   Change in other, net                                                    (945)         1,090
                                                                     -----------      --------
Net cash used in investing activities                                   (42,091)       (17,445)
                                                                     -----------      ---------

Cash flows from financing activities:
   Issuance of common stock on exercise of stock options                     26             --
   Net borrowings (repayments) of long-term debt                         82,106        (45,307)
                                                                      ---------       ---------
Net cash provided by (used in) financing activities                      82,132        (45,307)
                                                                     ----------       ---------

Effect of exchange rate changes on cash                                    (606)        (5,203)
                                                                     -----------      ---------

Net decrease in cash and cash equivalents                                (3,241)       (11,752)
Cash and cash equivalents at:
   Beginning of period                                                    9,173         16,333
                                                                     ----------       --------
   End of period                                                     $    5,932       $  4,581
                                                                     ==========       ========




           See accompanying Notes to Unaudited Consolidated Financial Statements

                               SAFETY-KLEEN CORP.
              Notes to Unaudited Consolidated Financial Statements
                  For the Three Months Ended November 30, 1999


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, do not include all of the disclosures required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the interim period results have been included; all such adjustments are of a normal recurring nature. Operating results for the three months ended November 30, 1999 are not necessarily indicative of the results that may be expected for the full fiscal year ending August 31, 2000. These statements should be read in conjunction with the consolidated financial statements, including the accounting policies, and notes thereto included in the Registrant's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on October 29, 1999. Certain amounts as of August 31, 1999 have been reclassified to conform to the current period's presentations.

NOTE 2 - SEGMENT INFORMATION

The Company is organized along its two primary business activities - Collection and Recovery and Treatment and Disposal. Each of these two segments are managed independently from the other and report separately to senior management. The Company evaluates performance based on several factors, of which the primary financial measure is operating income before depreciation and amortization ("EBITDA"). The table below reflects certain information relating to the Company's operations ($ in thousands):


                                  Collection    Treatment
                                 and Recovery  and Disposal Europe     Other       Total
                                 ------------  -------------------     -----       -----
Three Months Ended
  November 30, 1999
   Outside revenue .............   $339,571     $ 68,910   $   --     $   --      $408,481
   Intercompany revenue ........     15,227       36,095       --      (51,322)       --
   Depreciation and amortization     18,006        8,179       --        7,518      33,703
   EBITDA ......................     99,769       37,425       --      (20,435)    116,759

Three Months Ended
  November 30, 1998
   Outside revenue .............   $340,919     $ 94,400   $ 31,700   $   --      $467,019
   Intercompany revenue ........      7,532       29,071       --      (36,603)       --
   Depreciation and amortization     17,507        9,276      3,438      7,074      37,295
   EBITDA ......................    110,880       35,954      7,605    (26,968)    127,471


Reconciliation of reportable segment primary financial measure to operating income is as follows ($ in thousands):

                                                          Three Months Ended
                                                          ------------------
                                                              November 30,
                                                              ------------
                                                         1999         1998
                                                         ----         ----
Total EBITDA                                          $ 116,759    $ 127,471
Depreciation and amortization                            33,703       37,295
                                                      ---------    ---------
   Operating income                                   $  83,056    $  90,176
                                                      =========    =========

NOTE 3 - STOCKHOLDERS' EQUITY

Changes in the components of stockholders' equity since September 1, 1999 are as follows ($ in thousands):


                                                        Accumulated
                                           Additional      Other                      Total
                                 Common     Paid-In    Comprehensive  Accumulated  Stockholders'
                                 Stock      Capital        Income       Deficit       Equity
                                 -----      -------        ------       -------       ------
Balance, September 1, 1999    $  100,636   $1,342,448   $  (12,949)   $ (147,883)   $1,282,252
Net income for period .....         --           --           --          24,707        24,707
Issuance of shares ........            2           24         --            --              26
Cumulative foreign currency
   translation adjustment .         --           --          1,837          --           1,837
                              ----------   ----------   ----------    ----------    ----------
Balance, November 30, 1999    $  100,638   $1,342,472   $  (11,112)   $ (123,176)   $1,308,822
                              ==========   ==========   ==========    ==========    ==========

NOTE 4 - STATEMENTS OF CASH FLOWS

The non-cash transactions for the three months ended November 30, 1999 and 1998 are as follows ($ in thousands):

                                                              Three Months Ended
                                                                 November 30,
                                                                 ------------
                                                                1999       1998
                                                                ----       ----
Non-cash investing and financing activities:
   Issuance of common stock to satisfy interest payment
      due on subordinated convertible debenture                 $  --    $ 8,750
   Issuance of common stock to satisfy payment of directors'
      fees                                                         --         93

NOTE 5 - SUMMARIZED FINANCIAL INFORMATION

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


                                               Consolidating Condensed Balance Sheet
                                                         November 30, 1999
                                                            (Unaudited)


                                                       Safety-Kleen                 Subsidiary
                                          Safety-Kleen   Services,    Subsidiary       Non-      Elimination    Consolidated
($ in thousands) .....................        Corp.         Inc.      Guarantors    Guarantors     Entries         Totals
                                          ------------ ------------   ----------    ----------   -----------    ------------

ASSETS
Current assets .......................   $    22,506   $      --     $   578,842   $    56,358   $   (16,615)   $   641,091
Property, plant and
   equipment, net ....................          --            --       2,405,176       192,099          --        2,597,275
Investment in subsidiaries ...........     1,627,025     3,040,176     2,597,252             3    (7,264,456)          --
Goodwill .............................          --            --       1,035,779        56,583          --        1,092,362
Other non-current assets .............          --            --         118,036         1,378          --          119,414
                                         -----------   -----------   -----------   -----------   -----------    -----------
   Total assets ......................   $ 1,649,531   $ 3,040,176   $ 6,735,085   $   306,421   $(7,281,071)   $ 4,450,142
                                         ===========   ===========   ===========   ===========   ===========    ===========

LIABILITIES
Current liabilities ..................   $     2,460   $   117,404   $   241,457   $    58,013   $   (16,615)   $   402,719
Non-current liabilities ..............          --            --         765,270        11,691          --          776,961
Long-term debt .......................       338,249     1,568,384        15,656        39,351          --        1,961,640
Subordinated convertible
   debenture .........................          --            --            --            --            --             --
                                         -----------   -----------   -----------   -----------   -----------    -----------
   Total liabilities .................       340,709     1,685,788     1,022,383       109,055       (16,615)     3,141,320

STOCKHOLDERS'  EQUITY ................     1,308,822     1,354,388     5,712,702       197,366    (7,264,456)     1,308,822
                                         -----------   -----------   -----------   -----------   -----------    -----------
Total liabilities and
   stockholders' equity ..............   $ 1,649,531   $ 3,040,176   $ 6,735,085   $   306,421   $(7,281,071)   $ 4,450,142
                                         ===========   ===========   ===========   ===========   ===========    ===========

                                            Consolidating Condensed Statement of Income
                                               Three Months Ended November 30, 1999
                                                            (Unaudited)


                                                Safety-Kleen              Subsidiary
                                   Safety-Kleen   Services,   Subsidiary      Non-     Elimination  Consolidated
($ in thousands)                       Corp.        Inc.      Guarantors   Guarantors    Entries       Totals
                                       -----        ----      ----------   ----------    -------       ------

Total revenues ...............      $    --      $    --      $ 357,990    $  55,644   $  (5,153)    $ 408,481
Operating expenses ...........            500         --        290,942       39,136      (5,153)      325,425
                                    ---------    ---------    ---------    ---------   ---------     ---------
Operating income (loss) ......           (500)        --         67,048       16,508        --          83,056
Interest expense (income), net          7,422       30,577         (101)       2,237        --          40,135
Equity in undistributed
   earnings of subsidiaries ..         29,228       46,680        1,005         --       (75,908)        1,005
                                    ---------    ---------    ---------    ---------   ---------     ---------
Income before income
   tax expense ...............         21,306       16,103       68,154       14,271     (75,908)       43,926
Income tax expense (benefit) .         (3,401)     (13,125)      29,256        6,489        --          19,219
                                    ---------    ---------    ---------    ---------   ---------     ---------
Net income ...................      $  24,707    $  29,228    $  38,898    $   7,782   $ (75,908)    $  24,707
                                    =========    =========    =========    =========   =========     =========

                                          Consolidating Condensed Statement of Cash Flows
                                               Three Months Ended November 30, 1999
                                                            (Unaudited)


                                                   Safety-Kleen                 Subsidiary
                                     Safety-Kleen    Services,    Subsidiary        Non-     Elimination  Consolidated
($ in thousands)                         Corp.         Inc.       Guarantors    Guarantors     Entries       Totals
                                         -----         ----       ----------    ----------     -------       ------

Net cash provided by (used in)
   operating activities .......       $ (19,195)    $ (18,017)    $ (25,244)    $  11,806     $  7,974     $ (42,676)
                                      ----------    ----------    ----------    ----------    ---------    ----------
Cash flows from investing
   activities:
Cash expended on
   acquisition of business ....             --            --        (20,000)          --           --        (20,000)
Proceeds from sale of property,
   plant and equipment ........             --            --            --            --           --            --
Purchases of property, plant
   and equipment ..............             --            --        (18,091)       (1,633)         --        (19,724)
Increase in long-term
   investments ................             --            --         (1,422)          --           --         (1,422)
Change in other, net ..........             --            --           (946)            1          --           (945)
                                      ----------    ----------    ----------    ----------    ---------    ----------
Net cash (used in)
   investing activities .......             --            --        (40,459)       (1,632)         --        (42,091)
                                      ----------    ----------    -----------   ----------    ---------    ---------
Cash flows from financing
   activities:
Issuance of common stock on
   exercise of stock options ..              26           --            --            --           --             26
Borrowings of long-term debt ..             --            --            --            --           --            --
Repayment of long-term debt ...             --         84,894          (142)       (2,646)         --         82,106
Bank overdraft ................             --           --             --            --           --            --
Intercompany payable
   (receivable) ...............           8,939       (66,877)       65,845        (7,907)         --            --
                                      ----------    ----------    ----------    ----------    ---------    ----------
Net cash provided by (used in)
   financing activities .......           8,965        18,017        65,703       (10,553)         --         82,132
                                      ----------    ----------    -----------   ----------    ---------    ----------
Effect of exchange rate
   changes on cash ............             --            --            --           (606)         --           (606)
                                      ----------    ----------    -----------   ----------    ---------    ----------
Net decrease in cash and cash
   equivalents ................         (10,230)          --            --           (985)       7,974        (3,241)
Cash and cash equivalents at:
   Beginning of period ........           22,445          --            --          1,026      (14,298)        9,173
                                      ----------    ----------    -----------   ----------    ---------    ----------
   End of period ..............       $   12,215    $     --      $     --      $      41     $ (6,324) $      5,932
                                      ==========    ==========    ==========    ==========    =========    ==========


                                               Consolidating Condensed Balance Sheet
                                                          August 31, 1999


                                           Safety-Kleen                  Subsidiary
                            Safety-Kleen     Services,     Subsidiary       Non-        Elimination   Consolidated
($ in thousands)                Corp.          Inc.        Guarantors    Guarantors       Entries        Totals
                               -----           ----        ----------    ----------       -------        ------

ASSETS
Current assets ...........  $    24,956    $       --     $   514,319    $   48,418    $   (14,298)   $   573,395
Property, plant and
   equipment, net ........         --              --       2,397,277       187,914           --        2,585,191
Investment in subsidiaries    1,601,498      2,911,631      2,346,621           --      (6,859,750)           --
Goodwill .................         --              --       1,042,315        56,416            --       1,098,731
Other non-current assets .         --              --         110,672         1,356            --         112,028
                            -----------    -----------    -----------    ----------    ------------   -----------
   Total assets ..........  $ 1,626,454    $ 2,911,631    $ 6,411,204    $  294,104    $(6,874,048)   $ 4,369,345
                            ===========    ===========    ===========    ==========    ============   ===========

LIABILITIES
Current liabilities ......  $     7,189    $   100,208    $   277,455    $   51,165        (14,298)   $   421,719
Non-current liabilities ..         --              --         777,149         5,854            --         783,003
Long-term debt ...........      337,013      1,488,126         15,798        41,434            --       1,882,371
                            -----------    -----------    -----------    ----------    ------------   -----------
   Total liabilities .....      344,202      1,588,334      1,070,402        98,453        (14,298)     3,087,093

STOCKHOLDERS'  EQUITY ....    1,282,252      1,323,297      5,340,802       195,651     (6,859,750)     1,282,252
                            -----------    -----------    -----------    ----------    ------------   -----------
Total liabilities and
   stockholders' equity ..  $ 1,626,454    $ 2,911,631    $ 6,411,204    $  294,104    $(6,874,048)   $ 4,369,345
                            ===========    ===========    ===========    ==========    ============   ===========

                                            Consolidating Condensed Statement of Income
                                               Three Months Ended November 30, 1998
                                                            (Unaudited)


                                              Safety-Kleen                Subsidiary
                                Safety-Kleen     Services,  Subsidiary        Non-      Elimination   Consolidated
($ in thousands)                   Corp.           Inc.     Guarantors    Guarantors      Entries        Totals
                                   -----           ----     ----------    ----------      -------        ------

Total revenues ...............   $    --       $    --      $ 354,362     $ 123,171     $  (10,514)    $ 467,019
Operating expenses ...........        --            --        300,382        86,975        (10,514)      376,843
                                 --------      ---------    ----------    ----------    -----------    ---------
Operating income .............       --             --         53,980        36,196            --         90,176
Interest expense (income), net      6,412        36,591        (7,400)        7,481            --         43,084
Undistributed earnings
   of subsidiaries ...........     31,504        52,800           --            --         (84,304)          --
                                 --------      ---------    ----------    ----------    -----------    ---------
Income before income
   tax expense (benefit) .....     25,092        16,209        61,380        28,715        (84,304)       47,092
Income tax expense (benefit) .     (2,680)      (15,295)       25,639        11,656            --         19,320
                                 ---------     ---------    ----------    ----------    ----------     ---------
Net income ...................   $ 27,772      $ 31,504     $  35,741     $  17,059     $  (84,304)    $  27,772
                                 =========     =========    ==========    ==========    ===========    =========


                                          Consolidating Condensed Statement of Cash Flows
                                               Three Months Ended November 30, 1998
                                                            (Unaudited)


                                                    Safety-Kleen                   Subsidiary
                                     Safety-Kleen     Services,     Subsidiary        Non-      Elimination    Consolidated
($ in thousands)                        Corp.           Inc.        Guarantors     Guarantors     Entries         Totals
                                        -----           ----        ----------     ----------     -------         ------

Net cash provided by (used in)
   operating activities               $  (3,527)     $ (18,185)     $ 107,126      $ (29,211)    $    --        $  56,203
                                      ----------     ----------     --------       ----------    ---------      ----------
Cash flows from investing
   activities:
Cash expended on
   acquisition of business ...              --             --          (4,058)           --           --           (4,058)
Proceeds from sale of business              --             --             --             --           --              --
Proceeds from sale of
   property, plant and
   equipment .................              --             --             693            397          --            1,090
Purchases of property, plant
   and equipment .............              --             --         (10,300)        (4,124)         --          (14,424)
Increase in long-term
   investments ...............              --             --             (53)           --           --              (53)
Change in other, net .........              --             --             --             --           --              --
                                      ----------     ----------     ----------     ----------    ---------      ----------
Net cash (used in) investing
   activities ................              --             --         (13,718)        (3,727)         --          (17,445)
                                      ----------     ----------     ----------     ----------    ---------      ----------
Cash flows from financing
   activities:
Issuance of common stock on
   exercise of stock options .              --             --             --             --           --              --
Borrowings of long-term debt .              --             --             --             --           --              --
Repayment of long-term debt ..              --         (44,611)          (696)           --           --          (45,307)
Bank financing fees ..........              --             --             --             --           --              --
Intercompany payable
   (receivable) ..............            3,527         62,796        (96,624)        30,301          --              --
                                      ----------     ----------     ----------     ----------    --------       ----------
Net cash provided by (used in)
   financing activities ......            3,527         18,185        (97,320)        30,301          --          (45,307)
                                      ----------     ----------     ----------     ----------    ---------      ----------
Effect of exchange rate
   changes on cash ...........              --             --             --          (5,203)         --           (5,203)
                                      ----------     ----------     ----------     ----------    ---------      ----------
Net decrease in cash and
   cash equivalents ..........              --             --          (3,912)        (7,840)         --          (11,752)
Cash and cash equivalents at:
   Beginning of period .......              --             --           4,343         11,990          --           16,333
                                      ----------     ----------     ---------      ----------    ---------      ----------
   End of period .............        $     --       $     --       $     431      $   4,150     $    --        $   4,581
                                      ==========     ==========     ==========     ==========    =========      ==========

                                                                12

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

Results of Operations:

Three Months Ended November 30, 1999 compared with Three Months Ended November 30, 1998

Operating results are as follows ($ in millions):

                                             Three Months Ended November 30,
                                                  1999               1998
                                                  ----               ----

Revenues ..............................   $ 408.5    100.0%   $ 467.0    100.0%
Operating expense .....................     257.5     63.1%     305.0     65.3%
Depreciation and amortization .........      33.7      8.2%      37.3      8.0%
Selling, general and administrative ...      34.2      8.4%      34.5      7.4%
                                          -------    ------   -------    ------
Operating income ......................   $  83.1     20.3%   $  90.2     19.3%
                                          =======    ======   =======    ======


Revenues

Components of revenue ($ in millions):      Three Months Ended November 30,
                                            -------------------------------
                                                   1999             1998
                                            ---------------   --------------
Collection and Recovery Services

    Industrial Services .................   $ 193.6    47%    $ 206.2    44%
    Commercial and Institutional Services     146.0    36%      134.7    29%
                                            -------   ----     ------   ----
Total Collection and Recovery Services ..     339.6    83%      340.9    73%

Treatment and Disposal Services .........      68.9    17%       94.4    20%

European Operations .....................       0.0     0%       31.7     7%
                                            -------   ----     ------   ----

     Total revenue ......................   $ 408.5   100%    $ 467.0   100%
                                            =======   ====    =======   ====

         Revenues decreased $58.5 million, or 12.5%, during the three months ended November 30, 1999, compared to the three months ended November 30, 1998. Revenue from collection and recovery services to industrial customers decreased $12.6 million, or 6.1%, while collection and recovery services to commercial and institutional customers increased $11.3 million, or 8.4%. Revenue from treatment and disposal services decreased $25.5 million, or 27%, primarily due to a reduction in the level of activity at the Company's harbor dredging and treatment operations.

         The Company eliminates inter-company revenues in presenting consolidated financial results. The majority of such eliminations occur at the Company's disposal facilities which receive waste streams from the Company's collection and recovery services network.

         Management's estimate of the components of the changes in the Company's consolidated revenue is as follows:

                                                 Percentage Increase (Decrease)
                                                 Three Months Ended November 30,

                                                         1999 over 1998

Expansion of customer base by acquisition                     1.7%
Other, primarily through volume and price changes            (8.0%)
Divestitures and closures                                    (6.8%)
Foreign exchange rate changes                                 0.6%
                                                             ------
     Total                                                  (12.5%)

         The revenue increase from acquisitions related to a used oil collection business acquired on September 1, 1999. Revenues from existing operations were impacted by a significant reduction in the level of activity in the Company's harbor dredging and treatment operations within the treatment and disposal component. Revenues from these operations of nil in the current period compare to revenues of $19.4 million in the prior year period. Excluding harbor dredging and treatment operations, price and volume changes from existing operations would have declined by 4.3%, due primarily to reductions in event work activity in the treatment and disposal and industrial services components. Prior year revenues included contributions from the Company's European Operations which were deconsolidated as of November 30, 1998. An increase in revenues due to foreign exchange rate changes resulted from a relative increase in the Canadian dollar translation rate.

         It is expected that revenues will be lower for the three month period ending February 29, 2000 compared to the three months ended November 30, 1999 due to the traditional seasonality impact of fewer working days and a decrease in customer activity associated with holiday down-time within their operations. In addition, the revenues for the three months ended February 28, 1999 had previously included the predecessor Safety-Kleen's year-end sales drive (December 31), which drive now coincides with the Company's August 31 fiscal year end.

         For the third and fourth quarters of fiscal 2000, the Company anticipates moderate revenue growth of 1.5% to 1.75% adjusted for differing business days (on a quarter-to-quarter basis) in its collection and recovery line of business. The Company also expects to generate revenues of approximately $300 million in fiscal 2000 in its treatment and disposal line of business. The Company's revenue estimates are based on current market conditions and could be impacted by any of the factors described in "Factors That May Affect Future Results".

Operating Expense

         Operating expenses decreased $47.5 million, or 15.6%, during the three months ended November 30, 1999, compared to the three months ended November 30, 1998. The reduction was primarily attributable to the deconsolidation of the Company's European Operations and the reduction in harbor dredging and treatment operations. As a percentage of revenue, operating expense decreased to 63.1% from 65.3% in the prior year, primarily due to the increased utilization of existing facilities and other operational assets, acquisition related cost reduction measures, primarily personnel related costs, and an decrease in lower margin business.

Depreciation and Amortization Expense

         Depreciation and amortization expense decreased $3.6 million, or 9.6%, during the three months ended November 30, 1999, compared to the prior year. The decrease was primarily attributable to the deconsolidation of the Company's European Operations. As a percentage of revenue, depreciation and amortization expense was 8.2%, compared to 8.0% in the prior year.

Selling, General and Administrative Expense

         Selling, general and administrative expenses decreased $0.3 million, or 0.9%, during the three months ended November 30, 1999, versus the prior year. As a percentage of revenue, selling, general and administrative expenses increased to 8.4% from 7.4% in the prior year due to increased selling costs and lower than average administrative costs for the deconsolidated European Operations.

Interest Expense

         Interest expense decreased $4.0 million, or 9.1%, during the three months ended November 30, 1999, over the prior year as a result of the reduction in long term debt outstanding.

Equity in Earnings of Associated Companies

         On December 23, 1998, the Company sold a 56% interest in its European operations. The Company's remaining interest in the European Operations contributed $1.0 million on an equity basis for the three months ended November 30, 1999. The Company intends to permanently reinvest its share of the earnings of the European Operations.

Income Tax Expense

         The effective tax rate of 45% on income before restructuring and other charges, equity earnings and taxes ($43.1 million) has increased over the prior year effective rate primarily due to the sale of 56% of the Company's European operations. The European operations had an effective tax rate below that of the overall Company average.


FACTORS THAT MAY AFFECT FUTURE RESULTS

         This report contains various forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including financial, operating and other projections. These statements are based on current plans and expectations of the Company and involve a number of risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements.

         Important factors that could cause actual results to differ include, among others, risks associated with acquisitions and fluctuations in operating results because of acquisitions; impact of new and existing competitors; successful integration of the former Laidlaw Environmental Services and Safety-Kleen industrial sales forces; implementation of a common operational management information system in the industrial services and treatment and disposal lines of business; general level of economic activity in North America remaining constant; the ability of the Company to effectively introduce new product offerings; the ability of the Company to increase cash collections of accounts receivable; changes in applicable government regulations (environmental and other), the impact of litigation, and other factors described in Part I,
Item 1 of the Company's Annual Report on Form 10-K for the Twelve Months Ended August 31, 1999. As a result of these factors, the Company's revenue and income could vary significantly from quarter to quarter, and past financial performance should not be considered a reliable indicator of future performance.

CAPITALIZATION

         On November 24, 1998, the Company's shareholders approved a one-for-four reverse stock split which became effective on November 30, 1998. As a result, shareholders received one share of Safety-Kleen common stock for each four shares previously held.

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

LIQUIDITY

         Total cash used in operations during the three months ended November 30, 1999 was $42.7 million. This was composed of $66.0 million from operations before financing working capital requirements of $101.7 million and $7.0 million related to spending on acquisition environmental liabilities.

         The Company's primary sources of liquidity are cash flows from operations, existing cash and short-term investments of $5.9 million, and the unused cash portion of the Senior Credit Facility's revolver tranche of $198.0 million. The available portion of this revolver tranche varies from quarter to quarter.

         The Company's Senior Credit Facility contains negative, affirmative and financial covenants customarily found in credit agreements for financings similar to the financing provided under the Senior Credit Facility, including covenants limiting annual capital expenditures, restricting quarterly debt, guaranties and lien amounts, mergers and consolidations, sales of assets and payment of dividends. The Company was in compliance with all of its covenants at November 30, 1999.

         The Company's 1999 Notes are effectively subordinated to the Company's subsidiaries' indebtedness. The payment of dividends, advances or other distributions from the Company's subsidiaries to the Company, as may be required to service the Senior Notes, may be restricted as they are subject to the various indentures, covenants and other obligations of the subsidiaries.

         Trade and other accounts receivable represent the largest portion of current assets, totaling $446.9 million at November 30, 1999. The average days sales outstanding ("DSO") increased to 93 days, from 82 days at August 31, 1999. The DSO increase and the related increase in working capital was due to billing and collections systems integration and modifications. The Company expects days sales outstanding to decrease over the balance of fiscal 2000 as these integration issues are resolved and as systems modifications become complete. The Company is targeting reducing trade accounts receivable by $15 to $20 million during its second quarter of fiscal 2000.

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


CAPITAL EXPENDITURES AND CAPITAL RESOURCES

         Investing activities for the three months ended November 30, 1999, used cash of $42.1 million. Net expenditures for the purchase of fixed assets for normal replacement requirements and increases in services were $19.7 million and $20.0 million was spent acquiring new businesses. The Company's projected capital expenditures for fiscal 2000 are approximately $75 to $80 million. The Company believes that it has adequate resources to finance these expenditures.


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

            All three phases were completed by December 31, 1999, and to January 14, 2000, the Company is not aware of any significant problems, or financial losses, associated with Y2K issues.

            Given the short period of time that has elapsed post December 31, 1999, it is possible that the Company and its major vendors might not have yet identified or become aware of some Y2K issues and the related implications.

            While we believe the identification of significant Y2K issues is unlikely at this time, a possible worst case scenario might include (a) delays, inaccuracies or other difficulties with respect to billing customers or the loss of customer records, (b) our inability to run one or more of our incinerators or recycling facilities, (c) our key vendors not being able to supply goods and services on a timely basis, and (d) the inability of our customers to remit payment for services rendered on a timely basis. The financial impact of any or all of the above worst case scenarios has not been and cannot be estimated by management due to the numerous uncertainties and variables associated with such scenarios.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

GENERAL

         The business of the Company's hazardous and industrial waste services is continuously regulated by federal, state, provincial and local provisions that have been enacted or adopted, regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment. The nature of the Company's businesses results in its frequently becoming a party to judicial or administrative proceedings involving all levels of governmental authorities and other interested parties. The issues that are involved generally relate to applications for permits and licenses by the Company and their conformity with legal requirements and alleged technical violations of existing permits and licenses. The Company does not believe that these issues will be material to the Company's operations or financial condition. At November 30, 1999, subsidiaries of the Company were involved in four proceedings of the latter type relating primarily to activities at waste treatment, storage and disposal facilities where the Company believes sanctions involved in each instance may exceed $100,000. The Company believes that the ultimate disposition of these issues will not have a materially adverse effect upon the Company's consolidated financial position or results of operations.

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

         In the United States, CERCLA imposes financial liability on persons who are responsible for the release of hazardous substances into the environment. Present and past owners and operators of sites which release hazardous substances, as well as generators and transporters of the waste material, are jointly and severally liable for remediation costs and environmental damage. At November 30, 1999, the Company had been notified that it was a potentially responsible party in connection with 49 locations in its hazardous waste management and other businesses. The Company continually reviews its status with respect to each location and the extent of its alleged contribution to the volume of waste at the location, the available evidence connecting the Company to that location, and the numbers and financial soundness of other potentially responsible parties at the location. Based upon presently available information, the Company does not believe that potential liabilities arising from its involvement with these locations will be material to the Company's operations or financial condition.

LAMBTON HAZARDOUS WASTE LANDFILL, ONTARIO, CANADA

         On September 3, 1999, The Company's Lambton hazardous waste landfill facility in Ontario, Canada (the "Facility"), discovered an upwelling of water and natural gas in a disposal cell designated as Sub-cell 3. While in the course of trying to determine the source and cause of the upwelling, the Company informed the Ontario Ministry of Environment and Energy ("MOE") of the situation. On November 2, 1999, MOE issued a Field Order finding that the upward migration of water and methane gas onto the landfill cell floor necessitated that the Company not utilize the newly constructed Sub-cell 3 for waste disposal. On December 14, 1999 the MOE issued a second Field Order requiring that Sub-cell 4, another newly constructed cell, not be utilized for waste disposal after MOE officials observed what they believed to be significant gas evolution from the bottom of the cell. On December 21, 1999 independent technical experts and Company professionals presented to MOE testimony and a report addressing MOE concerns. Following the hearing and testimony, the MOE issued a third Field Order on December 24, 1999 revoking the two previous orders and allowing the utilization of Sub-Cell 4 for waste disposal under new conditions which included that; (1) no waste in Sub-Cell 4 was to be placed below an elevation of 182 meters above mean sea level and (2) with respect to Sub-Cell 3 the Company will provide a report for the approval of the Director of the MOE which provides the plan for identifying potential areas of gas and water venting, the proposed measures to remediate all areas identified and further steps to protect the integrity of the sub-cell.

         These events at the Facility have resulted in an immaterial financial loss due to the temporary closure of the landfill and may result in a reduction in cell and overall landfill capacity which, depending upon the level of waste disposal at the Facility may (1) decrease operating income margins and (2) require a permit expansion earlier than previously anticipated.

         Other than as herein reported there have been no additional significant legal proceedings nor any material changes in the legal proceedings reported in
PART II, Item 3 of the Registrant's Report on Form 10-K for the twelve months ended August 31, 1999.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         On October 5, 1999, the Board of Directors of the Company declared a dividend distribution of one Common Share Purchase Right on each outstanding share of Common Stock payable on or about October 25, 1999 to shareholders of record on such date. For a further description of the Rights, see the Summary of Rights to Purchase Common Stock which was attached as Exhibit B to the Rights Agreement and attached as Exhibit 1 to the Company's Current Report on Form 8-K filed on October 15, 1999.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Company's Annual Meeting of Shareholders was held on November 30, 1999. At the meeting, the Company's shareholders (i) elected the three individuals who had been nominated to be members of the Board of Directors, (ii) approved an increase of the number of shares available under the 1997 stock option plan by 1,000,000 shares; and (iii) approved the Executive Bonus Plan. The following table sets forth the voting results:

                              For        Against        Withheld     Abstentions
                              ---        -------        --------     -----------
Election of Directors:

John W. Rollins, Sr.        89,253,134        N/A     1,830,632              N/A
David E. Thomas, Jr.        89,247,094        N/A     1,836,672              N/A
James R. Bullock            89,252,725        N/A     1,831,041              N/A

Employee Option Increase    84,599,137   6,200,874          N/A          283,755

Executive Bonus Plan        88,981,816   1,672,847          N/A          429,103

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)   Exhibits:

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

     (4)(c) Indenture dated as of May 17, 1999 between Registrant and the Bank of Nova Scotia Trust Company of New York, as trustee filed as Exhibit (4)(b) to the Registrant's Form S-4 Registration

Statement No. 333-82689 filed July 12,1999 and incorporated herein by reference.

     (4)(d) Second Supplemental Indenture effective as of May 7, 1999 among Safety-Kleen Services, Inc. the Registrant, SK Services, L.C., SK Services
(East), L.C. and The Bank of Nova Scotia Trust Company of New York, as trustee filed as Exhibit (4)(d) to the Registrant's Form 10-K filed October 29, 1999 and incorporated herein by reference.

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

     (4)(v) Registration Rights Agreement dated as of October 15, 1999 between the Registrant and EquiServe Trust Company, N.A., as Rights Agent, filed as Exhibit (c)1 to the Registrant's Current Report on Form 8-K filed on October 15, 1999 and incorporated herein by reference.

     (4)(w) Other instruments defining the rights of holders of nonregistered debt of the Registrant have been omitted from this exhibit list because the amount of debt authorized under any such instrument does not exceed 10% of the total assets of the Registrant and its subsidiaries. The Registrant agrees to furnish a copy of any such instrument to the Commission upon request.

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

     (10)(g) First Amendment to Registrant's 1997 Stock Option Plan.

     (10)(h) Registrant's Director's Stock Option Plan, filed as Exhibit 4.5 to the Company's Registration Statement No. 333-41859 on Form S-8 dated December 10, 1997 and incorporated herein by reference.

     (10)(i) First Amendment to Registrant's Director's Stock Option Plan.

     (10)(j) Stock Purchase Agreement dated February 6, 1997 among the Registrant, Laidlaw Inc., and Laidlaw Transportation, Inc. filed as Exhibit A to Annex A to the Definitive Proxy Statement on Form DEF 14A filed on May 1, 1997 and incorporated herein by reference.

     (10)(k) Executive Bonus Plan for fiscal year 2000 filed as Appendix C to the Definitive Proxy Statement on Form DEF 14A filed on October 29, 1999 and incorporated herein by reference.

     (10)(l) Registrant's U.S.  Supplemental  Executive Retirement Plan filed as
Exhibit 10(g) to the Registrant's 10-Q for the quarter ended November 30, 1997, and incorporated herein by reference.

     (10)(m) Form of Change of Control Agreement COCA.

     (10)(n) Form of Change of Control Agreement A1RBCOC.

     (10)(o) Form of Change of Control Agreement A1RMCOC.

     (10)(p) Form of Change of Control Agreement COCB.

     (10)(q) Form of Change of Control Agreement COCC.

     (10)(r) Form of Change of Control Agreement A2COC.

     (11) Statement of Computation of Per Share Earnings

     (12) Statement Re: Computation of Ratios.

     (27) Financial Data Schedule.

          (b) Reports on Form 8-K.

               i. The Company filed a Current Report on Form 8-K on September 13, 1999, which contained Item 5 related to the Company announcing that it had been advised that Laidlaw Inc. planned to actively seek a buyer for its 44% interest in the Company.

               ii. The Company filed a Current Report on Form 8-K on September 14, 1999 which contained Item 5 related to the Company announcing that the Board of Directors appointed a Special

                    Committee  of   non-Laidlaw   Inc.   directors  to  consider
                    implications of the announced change in Laidlaw Inc.'s time horizon for divesting its 44% common shares of the Company.

               iii. The Company filed a Current Report on Form 8-K on October 6,
                    1999 which contained Item 5 related to the Company announcing its operating results for the fourth quarter and fiscal year ending August 31, 1999.

               iv. The Company filed a Current Report on Form 8-K on October 12, 1999 which contained Item 5 announcing that the Company received detailed report from its Special Committee and its financial advisor, Raymond James and Associates on strategic and financial alternatives for the Company.

               v. The Company filed a Current Report on Form 8-K on October 15, 1999 which contained Item 5 announcing that the Board of Directors of the Company declared a dividend distribution of 1 common share purchase right on each outstanding share of common stock payable on or about October 25, 1999 to shareholders of record on such date.

                                  EXHIBIT INDEX

         (a)     Exhibits:

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

Bank of Nova  Scotia  Trust  Company of New York,  as  trustee  filed as Exhibit
(4)(d) to the Registrant's Form 10-K filed October 29, 1999 and incorporated herein by reference.

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

     (4)(v) Registration Rights Agreement dated as of October 15, 1999 between the Registrant and EquiServe Trust Company, N.A., as Rights Agent, filed as Exhibit (c)1 to the Registrant's Current Report on Form 8-K filed on October 15, 1999 and incorporated herein by reference.

     (4)(w) Other instruments defining the rights of holders of nonregistered debt of the Registrant have been omitted from this exhibit list because the amount of debt authorized under any such instrument does not exceed 10% of the total assets of the Registrant and its subsidiaries. The Registrant agrees to furnish a copy of any such instrument to the Commission upon request.

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

     (10)(g) First Amendment to the 1997 Stock Option Plan.

     (10)(h) Registrant's Director's Stock Option Plan, filed as Exhibit 4.5 to the Company's Registration Statement No. 333-41859 on Form S-8 dated December 10, 1997 and incorporated herein by reference.

     (10)(i) First Amendment to the 1997 Director's Stock Option Plan.

     (10)(j) Stock Purchase Agreement dated February 6, 1997 among the Registrant, Laidlaw Inc., and Laidlaw Transportation, Inc. filed as Exhibit A to Annex A to the Definitive Proxy Statement on Form DEF 14A filed on May 1, 1997 and incorporated herein by reference.

     (10)(k) Executive Bonus Plan for fiscal year 2000 filed as Appendix C to the Definitive Proxy Statement on Form DEF 14A filed on November 30, 1999 and incorporated herein by reference.

     (10)(l) Registrant's U.S.  Supplemental  Executive Retirement Plan filed as
Exhibit 10(g) to the Registrant's 10-Q for the quarter ended November 30, 1997, and incorporated herein by reference.

     (10)(m) Form of Change of Control Agreement COCA.

     (10)(n) Form of Change of Control Agreement A1RBCOC.

     (10)(o) Form of Change of Control Agreement A1RMCOC.

     (10)(p) Form of Change of Control Agreement COCB.

     (10)(q) Form of Change of Control Agreement COCC.

     (10)(r) Form of Change of Control Agreement A2COC.

     (11) Statement of Computation of Per Share Earnings

     (12) Statement Re: Computation of Ratios.

     (27) Financial Data Schedule.

          (b)  Reports on Form 8-K.

               i. The Company filed a Current Report on Form 8-K on September 13, 1999, which contained Item 5 related to the Company announcing that it had been advised that Laidlaw Inc. planned to actively seek a buyer for its 44% interest in the Company.

               ii. The Company filed a Current Report on Form 8-K on September 14, 1999 which contained Item 5 related to the Company announcing that the Board of Directors appointed a Special Committee of non-Laidlaw Inc. directors to consider implications of the announced change in Laidlaw Inc.'s time horizon for divesting its 44% common shares of the Company.

               iii. The Company filed a Current Report on Form 8-K on October 6,
                    1999 which contained Item 5 related to the Company announcing its operating results for the fourth quarter and fiscal year ending August 31, 1999. iv. The Company filed a Current Report on Form 8-K on October 12, 1999 which contained Item 5 announcing that the Company received detailed report from its Special Committee and its financial advisor, Raymond James and Associates on strategic and financial alternatives for the Company.

               v. The Company filed a Current Report on Form 8-K on October 15, 1999 which contained Item 5 announcing that the Board of Directors of the Company declared a dividend distribution of 1 common share purchase right on each outstanding share of common stock payable on or about October 25, 1999 to shareholders of record on such date.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE:  January 14, 2000            SAFETY-KLEEN CORP.
                                   (Registrant)

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