Form 10-Q
period 2000-02-29
SAFETY KLEEN CORP/
filed 2000-04-14
CIK 701856

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                For the Quarterly Period Ended February 29, 2000


                         Commission File Number 1-8368


                               SAFETY-KLEEN CORP.
                               ------------------
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

                            Yes        No  X
                                ----      ----
         The number of shares of the issuer's common stock outstanding as of April 6, 2000 was 100,783,596.

                                                SAFETY-KLEEN CORP.


                                      INDEX

PART I FINANCIAL INFORMATION......................................... 3


PART II  OTHER INFORMATION

Item 1   Legal Proceedings........................................... 3

Item 2   Changes In Securities And Use Of Proceeds................... 9

Item 3   Defaults Upon Senior Securities.............................10

Item 5   Other Events................................................10

Item 6   Exhibits and Reports on Form 8K.............................10

Signatures...........................................................16

Exhibit Index........................................................17

                         PART I - FINANCIAL INFORMATION

         Due to the ongoing internal investigation of the Company's reported financial results and certain of its accounting policies and practices, as announced by the Company on March 6, 2000, the Company is unable to prepare financial statements for the quarter ended February 29, 2000 at this time. The Company will file amended reports as soon as practicable.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

GENERAL

         The business of the Company's hazardous and industrial waste services is continuously regulated by federal, state, provincial and local provisions that have been enacted or adopted, regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment. The nature of the Company's businesses results in its frequently becoming a party to judicial or administrative proceedings involving all levels of governmental authorities and other interested parties. The issues that are involved generally relate to applications for permits and licenses by the Company and their conformity with legal requirements and alleged technical violations of existing permits and licenses. The Company does not believe that these issues will be material to the Company's operations or financial condition. At February 29, 2000, subsidiaries of the Company were involved in three proceedings of the latter type relating primarily to activities at waste treatment, storage and disposal facilities where the Company believes sanctions involved in each instance may exceed $100,000. The Company believes that the ultimate disposition of these issues will not have a materially adverse effect upon the Company's consolidated financial position or results of operations.

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

         In the United States, CERCLA imposes financial liability on persons who are responsible for the release of hazardous substances into the environment. Present and past owners and operators of sites which release hazardous substances, as well as generators and transporters of the waste material, are jointly and severally liable for remediation costs and environmental damage. At February 29, 2000, the Company had been notified that it was a potentially responsible party in connection with 49 locations in its hazardous waste management and other businesses. The Company continually reviews its status with respect to each location and the extent of its alleged contribution to the volume of waste at the location, the available evidence connecting the Company to that location, and the numbers and financial soundness of other potentially responsible parties at the location. Based upon presently available information, the Company does not believe that potential liabilities arising from its involvement with these locations will be material to the Company's operations or financial condition.

SAFETY-KLEEN (PINEWOOD), INC. FINANCIAL ASSURANCE

         The Company's report on this matter contained in the Company's Report on Form 10-K for the twelve months ended August 31, 1999 is incorporated herein by reference thereto. In its May 19, 1994 order DHEC established Pinewood's permitted capacity at 2250 acre feet and determined that from the date of the order all wastes disposed, hazardous and non-hazardous, would be included in determining  the  exhaustion  of  permitted  capacity  and  non-hazardous  waste disposed prior to the May 19, 1994 order would not be counted toward the hazardous waste capacity. In June 1995, DHEC promulgated, and the South Carolina legislature approved, regulations (the "Regulations") governing financial assurance for environmental cleanup and restoration giving owner/operators of hazardous waste facilities the right to choose from among several options for providing financial assurance. The options included insurance, a bond, a letter of credit, a cash trust fund and a corporate guaranty with a financial test.

         As previously reported in the Company's report on Form 8-K dated January 19, 2000, the South Carolina Court of Appeals ("Court of Appeals") issued a decision on January 17, 2000. The Court of Appeals declared:

         1. The Regulations invalid due to insufficient public notice during the promulgation procedure and ordering Pinewood to immediately comply with the cash financial assurance requirements of the May 19, 1994 DHEC Order. This decision, if upheld, would require a present cash payment of approximately $70 million.

         2. That non-hazardous and hazardous waste volume count against Pinewood capacity beginning with the site's initial disposal of waste. The practical effect of the decision would render Pinewood at approximately 500 acre feet over its permitted capacity at this time, notwithstanding the fact that under the DHEC Board Order, Pinewood was prohibited from seeking additional capacity until it was within three years of exhaustion of presently permitted capacity. Pinewood had at least four years operation remaining under its previously determined permitted capacity at the time of the January 17, 2000 decision.

Pinewood petitioned for a rehearing which was denied by the Court of Appeals in its order dated April 4, 2000.

         The Company will appeal the case to the South Carolina Supreme Court. To address the possibility that no relief will be achieved in the state court system, a strategy has been devised and a complaint prepared to challenge the decision in Federal Court, upon the theory that South Carolina's imposition of a cash fund requirement and its interpretation with respect to permitted capacity violates the Federal laws and/or the United States Constitution. As a fall back position, the Company will pursue the promulgation of new regulations identical to those declared invalid by the Court of Appeals and will seek additional capacity through permit modification proceedings before DHEC.

         The Stock Purchase Agreement among Rollins Environmental Services, Inc. (now Safety-Kleen Corp.) and Laidlaw Inc. and Laidlaw Transportation, Inc. dated February 6, 1997, provides that Laidlaw Inc. shall maintain, solely at its expense, until the tenth anniversary of the Closing Date (May 15, 1997), the financial mechanism as may be permitted by the relevant environmental laws to provide the required financial assurance for potential environmental cleanup and restoration at the Pinewood facility.

         If none of the challenges to the decision of the Court of Appeals is successful, enforcement of the decision could have a material adverse impact upon the Company's financial position.

MATTERS RELATED TO INVESTIGATION OF FINANCIAL RESULTS

         As previously reported in the Company's Current Report on Form 8-K dated March 6, 2000, the Company announced that it had initiated an internal investigation of its prior reported financial results and certain of its accounting policies and practices following receipt by the Company's Board of Directors of information alleging possible accounting irregularities that may have affected the previously reported financial results of the Company since fiscal year 1998. The Board has appointed a Special Committee, consisting solely of four independent outside directors of the Company, to conduct the internal investigation, and has engaged the law firm Shaw Pittman and the accounting firm Arthur Andersen LLP to assist with the comprehensive investigation of these matters. Pending the outcome of the investigation, the Board also has placed Kenneth W. Winger, the Company's Chief Executive Officer and a Director, Michael
J. Bragagnolo, Executive Vice President and Chief Operating Officer and Paul R. Humphreys, Sr. Vice President of Finance and Chief Financial Officer (collectively referred to as the "Individual Defendants"), on administrative leave.

         Between March 6 and 30, 2000, various Company shareholders (the "Class Members") filed actions in the United States District Court for the District of South Carolina, on behalf of various alleged classes of Company shareholders (the "Federal Class Actions"), asserting federal securities fraud claims against the Company, the Individual Defendants (the Company and the Individual Defendants collectively referred to as the "Defendants") and in one case James
R. Bullock, former Chairman of the Board of the Company ("Bullock"). The Federal Class Actions are as follows:


   No.                     CASE NAME                         COURT             DOCKET #          DATE OF      CLASS PERIOD
                                                                                                 FILING


   1.      Rachel Samet, Individually and on Behalf   United States         3:00-0739-10           3/7/00      7/7/98 - 3/6/00
           of all others Similarly Situated vs.       District Court
           Safety-Kleen Corp., Kenneth W. Winger,     (Columbia Division)
           Paul R. Humphreys and Michael Bragagnolo

   2.      Jack Forrest, on behalf of himself and     United States         3:00-736               3/7/00
           all other similarly situated vs.           District Court
           Safety-Kleen Corp., Kenneth W. Winger,     (Columbia Division)
           Michael J. Bragagnolo and Paul R.
           Humphreys

   3.      Kenneth Steiner, Individually and on       United States         3:00-0750-10           3/8/00      5/4/98 - 3/6/00
           Behalf of all others Similarly Situated    District Court
           vs. Safety-Kleen Corp., Kenneth W.         (Columbia Division)
           Winger, Paul R. Humphreys, Michael
           Bragagnolo and James R. Bullock

   4.      D. Scott Kelley, Individually and on       United States         3:00-0748-10           3/8/00      7/7/98 - 3/6/00
           Behalf of all others Similarly Situated    District Court
           vs. Safety-Kleen Corp., Kenneth W.         (Columbia Division)
           Winger, Paul R. Humphreys and Michael
           Bragagnolo

   5.      Izidor Klein, Individually and on Behalf   United States         3:00-749-17            3/8/00      7/7/98 - 3/6/00
           of all other Similarly Situated v.         District Court
           Safety-Kleen Corp., Kenneth W. Winger,     (Columbia Division)
           Michael Bragagnolo and Paul R. Humphreys

   6.      Michael Potts, Individually and on         United States         3:00-0769-17           3/9/00      7/7/98 - 3/6/00
           Behalf of all others Similarly Situated    District Court
           vs. Safety-Kleen Corp., Kenneth W.         (Columbia Division)
           Winger, Paul R. Humphreys and Michael
           Bragagnolo




   No.                     CASE NAME                         COURT             DOCKET #          DATE OF      CLASS PERIOD
                                                                                                 FILING

   7.      Jerry Krim and Hirsch Weber,               United States         3:00-0768-17           3/9/00      7/7/98 - 3/6/00
           Individually and on Behalf of all others   District Court
           Similarly Situated vs. Safety-Kleen        (Columbia Division)
           Corp., Kenneth W. Winger, Paul R.
           Humphreys and Michael Bragagnolo

   8.      Faye Scher, Individually and on Behalf     United States         3:00-0791-17           3/13/00     7/7/98 - 3/6/00
           of all others Similarly Situated vs.       District Court
           Safety-Kleen Corp., Kenneth W. Winger,     (Columbia Division)
           Paul R. Humphreys and Michael Bragagnolo

   9.      Maurice Suede, Individually and on         United States         3:00-0792-17           3/13/00     10/6/98 - 3/3/00
           Behalf of all others Similarly Situated    District Court
           vs. Safety-Kleen Corp., Kenneth W.         (Columbia Division)
           Winger, Paul R. Humphreys and Michael
           Bragagnolo

   10.     Myron H. Smith, Individually and on        United States         3:00-0829-17           3/15/00     7/7/98 - 3/6/00
           Behalf of all others Similarly Situated    District Court
           vs. Safety-Kleen Corp., Kenneth W.         (Columbia Division)
           Winger, Paul R. Humphreys and Michael
           Bragagnolo

   11.     Frank A. Riccobono, Individually and on    United States         3:00-0866-17           3/20/00     7/7/98 - 3/3/00
           Behalf of all others Similarly Situated    District Court
           vs. Safety-Kleen Corp., Kenneth W.         (Columbia Division)
           Winger, Paul R. Humphreys and Michael
           Bragagnolo

   12.     Michael Schmeling, on behalf of himself    United States         3:00-875               3/20/00     7/9/97 - 3/6/00
           and all other similarly situated vs.       District Court
           Safety-Kleen Corp., Kenneth W. Winger,     (Columbia Division)
           Michael J. Bragagnolo and Paul R.
           Humphreys




   No.                     CASE NAME                         COURT             DOCKET #          DATE OF      CLASS PERIOD
                                                                                                 FILING

   13.     Joseph Lyons, on behalf of himself and     United States         3:00-996               3/29/00     7/7/98 - 3/6/00
           all other similarly situated vs.           District Court
           Safety-Kleen Corp., Kenneth W. Winger,     (Columbia Division)
           Michael J. Bragagnolo and Paul R.
           Humphreys

   14.     John Ulrich, on behalf of himself and      United States         3:00-1005              3/30/00     10/6/98 - 3/3/00
           all others similarly situated vs.          District Court
           Safety-Kleen Corp., Kenneth W. Winger,     (Columbia Division)
           Michael J. Bragagnolo and Paul R.
           Humphreys



         The significant part of these actions brought on behalf of various putative classes of purchasers of Company securities between May 4, 1998 and March 6, 2000 (the "Class Periods") is the allegation that the Defendants disseminated materially false and misleading information and failed to disclose material facts with respect to the Company's financial condition and business prospects, thereby causing the market price of Company securities to be artificially inflated during the Class Periods and that the Class Members acquired Company securities during the Class Periods at artificially inflated prices and were damaged thereby.

         The Federal Class Actions assert various violations of securities laws including violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rules 10b-5 and 14a-9 promulgated under the Exchange Act, Sections 11, 12(a)(2) and 15 of the Securities Act of 1933. The claims under Section 15 of the Securities Act of 1933 and 20(a) of the Exchange Act have been asserted against the Individual Defendants, and in once case Bullock, but not against the Company. These actions seek to recover damages in an unspecified amount which the Class Members allegedly sustained by purchasing Company securities at artificially inflated prices, as well as related relief. As of April 7, 2000, the Company had not received copies of the Complaints in cases numbered 2, 12 and 13. Allegations and causes of action may be contained in these cases which are not included in this disclosure.

         In addition to the above, two shareholder derivative lawsuits were filed in the Delaware Court of Chancery for New Castle County on behalf of the Company, against certain of its directors and former directors (the "Delaware Derivative Actions"): (1) Civil Action No. 17923-NC on March 24, 2000, pending under the caption Peter Frank, Plaintiff vs. Kenneth W. Winger, John W. Rollins, James R. Bullock, David E. Thomas, Jr., Leslie W. Haworth, Henry B. Tippie, James L. Wareham, John W. Rollins, Jr., Robert W. Luba and Grover C. Wren (sic), Defendants (the "Director Defendants") and Safety-Kleen Corp. (Nominal Defendant) and (2) Civil Action No. 1974-NC on March 30, 2000, pending under the caption Harbor Finance Partners, derivatively on behalf of Safety-Kleen Corp., Plaintiff against James R. Bullock, John W. Rollins, Sr., David E. Thomas, Jr., Kenneth W. Winger, Leslie W. Haworth, Henry B. Tippie,

James L. Wareham, John W. Rollins, Jr., Robert W. Luba, Peter N.T. Widdrington and Grover C. Wrenn, Defendants and Safety-Kleen Corp. (Nominal Defendant). The Delaware Derivative Actions assert, inter alia, that the Director Defendants breached their fiduciary obligations to the Company and its Shareholders by failing to adequately supervise the Company and to monitor its internal financial administrative policies, procedures and controls over an extended period of time, thereby exposing the Company to class action lawsuits and the loss of goodwill in the investment community, resulting in damages to the Company and its shareholders. These claims seek to recover damages on behalf of the Company against the Director Defendants in an unspecified amount as well as related relief.

         It is anticipated that other lawsuits similar in nature to the previously disclosed lawsuits may be filed.

         Shortly after the Company's March 6, 2000 announcement, Company representatives met with officials of the Securities and Exchange Commission
(the "Commission") and advised the Commission of the alleged accounting irregularities and the Company's internal investigation with respect to the allegations. On March 10, 2000, the Company was advised that the Commission had initiated a formal investigation of the Company. Also on March 10, 2000, the Commission issued a subpoena to the Company requiring the production of certain financial and corporate documents relating to the preparation of Company financial statements, reports and audits for Fiscal Years 1998, 1999 and 2000 and for other various documents pertaining to and ancillary to the alleged accounting irregularities. The Company has obtained an indefinite extension of time to respond to the Subpoena.

         On or about March 22, 2000, the Company was served with a subpoena issued by a Grand Jury sitting in the United States District Court for the Southern District of New York seeking production of the same documents described in the Commission's Subpoena. The Company has obtained an indefinite extension of time to respond to the Subpoena.

         The Company is cooperating with each of the investigations.

         Other than as herein reported there have been no additional significant legal proceedings or any material changes in the legal proceedings reported in
PART II, Item 3 of the Company's Report on Form 10-K for the twelve months ended August 31, 1999.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         (c) On January 5, 1999 the Company issued 6014 unregistered shares of common stock, par value $1.00 per share. On January 4, 2000 the Company issued 5621 unregistered shares of Common Stock, par value $1.00 per share. The shares were issued under the Non-Employee Director Stock Plan, pursuant to which each non-employee director receives 50% of his annual remuneration in shares of Company common stock.

         The Company believes that the issuance of these securities to the directors was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to section 4(2) thereof by virtue of the recipients' status as directors of the Company.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         As previously announced by the Company in a Form 8-K filed by the Company on March 13, 2000, the Company is in default of certain obligations under the Amended and Restated Credit Agreement dated as of April 3, 1998 among Safety-Kleen Services, Inc. (formerly known as LES, Inc.), Safety-Kleen Services (Canada) Ltd. (formerly known as Laidlaw Environmental Services (Canada) Ltd.), the Lenders, Toronto Dominion (Texas), Inc., The Toronto Dominion Bank, TD Securities (USA) Inc., The Bank of Nova Scotia, NationsBank, N.A., The First National Bank of Chicago and Wachovia Bank N.A. (the "Credit Facility").

ITEM 5.  OTHER EVENTS

         On April 14, 2000, the Company issued the press release filed with this Quarterly Report on Form 10-Q as Exhibit 99.1. The information contained in
Exhibit 99.1 is incorporated by reference herein.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)   Exhibits:

(3)(a) Restated Certificate of Incorporation of the Company dated May 13, 1997 and Amendment to Certificate of Incorporation dated May 15, 1997 filed as
Exhibit 3(a) to the Company's Form 10-Q for the Quarter ended May 31, 1997 and incorporated herein by reference.

(3)(a)(i) Certificate of Correction Filed to Correct a Certain Error in the Restated and Amended Certificate of Incorporation of the Company dated October 15, 1997 filed as Exhibit (3)(a)(i) to the Company's Form 10-K-405 for the Year ended August 31, 1997, and incorporated herein by reference.

(3)(a)(ii) Certificate of Amendment to the Restated Certificate of Incorporation of the Company dated November 25, 1998 filed as Exhibit (3)(a)(iii) to the Company's Form 10-Q for the quarter ended November 30, 1998 and incorporated herein by reference.

(3)(a)(iii) Certificate of Amendment to the Restated Certificate of Incorporation of the Company dated November 30, 1998 filed as Exhibit (3)(a)(iv) to the Company's Form 10-Q for the quarter ended November 30, 1998 and incorporated herein by reference.

(3)(b) Amended and Restated Bylaws of the Company filed as Exhibit 4(ii) to the Company's Current Report on Form 8-K dated July 29, 1997 and incorporated herein by reference.

(4)(a) Indenture dated as of May 29, 1998 between LES, Inc. (a subsidiary of the Company), Company, subsidiary guarantors of the Company and The Bank of Nova Scotia Trust Company of New York, as trustee filed as Exhibit 4(b) to the Company's Form S-4 Registration Statement No. 333-57587 filed June 24, 1998 and incorporated herein by reference.

(4)(b) First Supplemental Indenture effective as of November 15, 1998 among Safety-Kleen Services, Inc., the Company, SK Europe, Inc. and The Bank of Nova Scotia Trust Company of New York, as trustee filed as Exhibit (4)(f) to the Company's Form S-4 Registration Statement No. 333-82689 filed July 12, 1999 and incorporated herein by reference.

(4)(c) Second Supplemental Indenture effective as of May 7, 1999 among Safety-Kleen Services, Inc., the Company, SK Services, L.C., SK Services (East), L.C. and The Bank of Nova Scotia Trust Company of New York, as trustee filed as Exhibit (4)(d) to the Company's Form 10-K filed October 29, 1999 and incorporated herein by reference.

(4)(d) Indenture dated as of May 17, 1999 between the Company and the Bank of Nova Scotia Trust Company of New York, as trustee filed as Exhibit (4)(b) to the Company's Form S-4 Registration Statement No. 333-82689 filed July 12, 1999 and incorporated herein by reference.

(4)(e) Registration Rights Agreement dated as of May 17, 1999 between the Company and TD Securities, NationsBanc Montgomery Securities LLC and Raymond James & Associates, Inc. filed as Exhibit (4)(a) to the Company's Form S-4 Registration Statement No. 333-82689 filed July 12, 1999 and incorporated herein by reference.

(4)(f) Amended and Restated Credit Agreement among Laidlaw Chem-Waste, Inc., Laidlaw Environmental Services (Canada) Ltd., Toronto Dominion (Texas) Inc., The Toronto-Dominion Bank, TD Securities (USA) Inc., The Bank of Nova Scotia, NationsBank, N.A. and The First National Bank of Chicago and NationsBank, N.A. as Syndication Agent dated as of April 3, 1998, filed as Exhibit 4(f) to the Company's Form 10-Q for the quarter ended February 28, 1999, and incorporated herein by reference.

(4)(g) Supplement to the Amended and Restated Credit Agreement among Laidlaw Chem-Waste, Inc., Laidlaw Environmental Services (Canada) Ltd., Toronto Dominion (Texas) Inc., The Toronto-Dominion Bank, TD Securities (USA) Inc., The Bank of Nova Scotia, NationsBank, N.A. and The First National Bank of Chicago and NationsBank, N.A. as Syndication Agent dated as of April 3, 1998, filed as
Exhibit 4(e) to a subsidiary of the Company's Form S-4 Registration Statement No. 333-57587 filed June 24, 1998 and incorporated herein by reference.

(4)(h) Waiver and First Amendment to the Amended and Restated Credit Agreement dated as of May 15, 1998 among LES, Inc., Laidlaw Environmental Services (Canada) Ltd., the Lenders, Toronto Dominion (Texas), Inc., The Toronto Dominion Bank, TD Securities (USA) Inc., The Bank of Nova Scotia, NationsBank, N.A., The First National Bank of Chicago and Wachovia Bank filed as Exhibit 4(f) to a subsidiary of the Company's Form S-4 Registration Statement No. 333-57587 filed June 24, 1998 and incorporated herein by reference.

(4)(i) Commitment to Increase Supplement to the Amended and Restated Credit Agreement dated as of June 3, 1998 among LES, Inc., Laidlaw Environmental Services (Canada) Ltd., the Lenders, Toronto Dominion (Texas), Inc., The Toronto Dominion Bank, TD Securities (USA) Inc., The Bank of Nova Scotia, NationsBank, N.A., The First National Bank of Chicago and Wachovia Bank filed as Exhibit 4(g) to a subsidiary of the Company's Form S-4 Registration Statement No. 333-57587 filed June 24, 1998 and incorporated herein by reference.

(4)(j) Second Amendment to the Amended and Restated Credit Agreement dated as of November 20, 1998 among Safety-Kleen Services, Inc. (formerly known as LES, Inc.), Safety-Kleen Services (Canada) Ltd. (formerly known as Laidlaw Environmental Services (Canada) Ltd.), the Lenders, Toronto Dominion (Texas), Inc., The Toronto Dominion Bank, TD Securities (USA) Inc., The Bank of Nova Scotia, NationsBank, N.A., The First National Bank of Chicago and Wachovia Bank N.A., filed as Exhibit (4)(j) to the Company's Form 10-Q for the quarter ended February 28, 1999 and incorporated herein by reference.

(4)(k) Waiver and Third Amendment to the Amended and Restated Credit Agreement dated as of May 6, 1999 among Safety-Kleen Services, Inc. (formerly known as LES, Inc.), Safety-Kleen Services (Canada) Ltd. (formerly known as Laidlaw Environmental Services (Canada) Ltd.), the Lenders, Toronto Dominion (Texas), Inc., The Toronto Dominion Bank, TD Securities (USA) Inc., The Bank of Nova Scotia, NationsBank, N.A., The First National Bank of Chicago and Wachovia Bank N.A. filed as Exhibit (4)(l) to the Company's Form S-4 Registration Statement No. 333-82689 filed July 12, 1999 and incorporated herein by reference.

(4)(l) Registration Rights Agreement dated May 15, 1997 among the Company, Laidlaw Transportation, Inc. and Laidlaw Inc., the form of which was filed as Exhibit B to Annex A to the Company's Definitive Proxy Statement on Form DEF 14A, filed on May 1, 1997 and incorporated herein by reference.

(4)(m) Indenture dated as of May 1, 1993 between the Industrial Development Board of the Metropolitan Government of Nashville and Davidson County (Tennessee) and NationsBank of Tennessee, N.A., filed as Exhibit 4(f) to the Company's Form 10-Q for the Quarter ended May 31, 1997, and incorporated herein by reference.

(4)(n) Indenture of Trust dated as of August 1, 1995 between Tooele County, Utah and West One Bank, Utah, now known as U.S. Bank, as Trustee, filed as Exhibit 4(h) to the Company's form 10-Q for the Quarter ended May 31, 1997, and incorporated herein by reference.

(4)(o) Indenture of Trust dated as of July 1, 1997 between Carbon County, Utah and U.S. Bank, a national banking association, as Trustee, filed as Exhibit 4(i) to the Company's Form 10-Q for the Quarter ended May 31, 1997, and incorporated herein by reference.

(4)(p) Indenture of Trust dated as of July 1, 1997 between Tooele County, Utah and U.S. Bank, a national banking association, as Trustee, filed as Exhibit 4(j) to the Company's Form 10-Q for the Quarter ended May 31, 1997, and incorporated herein by reference.

(4)(q) Indenture of Trust dated as of July 1, 1997 between California Pollution Control Financing Authority and U.S. Bank, a national banking association, as Trustee, filed as Exhibit 4(k) to the Company's Form 10-Q for the Quarter ended May 31, 1997, and incorporated herein by reference.

(4)(r) Promissory Note dated May 15, 1997 for $60,000,000 from the Company to Westinghouse Electric Corporation, filed as Exhibit 4(n) to the Company's Form 10-Q for the Quarter ended May 31, 1997, and incorporated herein by reference.

(4)(s) Letter dated May 7, 1999 from Toronto-Dominion (Texas) Inc. (as assignee of Westinghouse Electric Corporation) and agreed to by the Company and Laidlaw Inc. amending the terms of the Promissory Note dated May 15, 1997 (as referenced in Exhibit (4)(r)) filed as Exhibit (4)(u) to theCompany's Form S-4 Registration Statement No. 333-82689 filed July 12, 1999 and incorporated herein by reference.

(4)(t) Guaranty Agreement dated May 15, 1997 by Laidlaw Inc. to Westinghouse Electric Corporation guaranteeing Promissory Note dated May 15, 1997 (as referenced in Exhibit (4)(s)) from Company to Westinghouse Electric Corporation), filed as Exhibit 4(o) to the Company's Form 10-Q for the Quarter ended May 31, 1997, and incorporated herein by reference.

(4)(u) Collateral Account Pledge and Security Agreement dated as of May 17, 1999 among the Company, The Bank of Nova Scotia Trust Company of New York, as escrow agent and The Bank of Nova Scotia Trust Company of New York, as trustee, filed as Exhibit (4)(d) to the Company's Form S-4 Registration Statement No. 333-82689 filed July 12, 1999 and incorporated herein by reference.

(4)(v) Rights  Agreement dated as of October 15, 1999 between the
Company and EquiServe  Trust  Company,  N.A., as Rights Agent,  filed as Exhibit
(c)1 to the Company's Current Report on Form 8-K filed on October 15, 1999 and incorporated herein by reference.

(4)(w) First Amendment to Rights Agreement, dated as of March 17, 2000, between Safety-Kleen Corp. and Equiserve Trust Company, N.A. filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed on March 17, 2000 and incorporated herein by reference.

(4)(x) Letter Agreement, dated October 12, 1999, between Safety-Kleen Corp. and Laidlaw Inc. filed as Exhibit 99.2 to the Company's Current Report on Form 8-K filed on March 17, 2000 and incorporated herein by reference.

(4)(y) Other instruments defining the rights of holders of nonregistered debt of the Company have been omitted from this exhibit list because the amount of debt authorized under any such instrument does not exceed 10% of the total assets of the Company and its subsidiaries. The Company agrees to furnish a copy of any such instrument to the Commission upon request.

(10)(a) Agreement and Plan of Merger dated as of March 16, 1998 by and among the Company, LES Acquisition, Inc., and Safety-Kleen Corp. included as Annex A of Safety-Kleen's Revised Amended Prospectus on Form 14D-9 filed as Exhibit 62 to Safety-Kleen's Amendment No. 28 to Schedule 14-9A on March 17, 1998, and incorporated herein by reference.

(10)(b) Stock Purchase Agreement between Westinghouse Electric Corporation (Seller) and Rollins Environmental Services, Inc. (Buyer) for National Electric, Inc. dated March 7, 1995 filed as Exhibit 2 to the Company's Current Report on Form 8-K filed on June 13, 1995 and incorporated herein by reference.

(10)(c) Second  Amendment to Stock Purchase  Agreement (as referenced in Exhibit
(10)(b) above), dated May 15, 1997 among Westinghouse Electric Corporation, Rollins Environmental Services, Inc. and Laidlaw Inc., filed as Exhibit 4(m) to the Company's Form 10-Q for the Quarter ended May 31, 1997, and incorporated herein by reference.

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

(10)(f) Company's 1997 Stock Option Plan, filed as Exhibit 4.4 to the Company's Registration Statement No. 333-41859 on Form S-8 dated December 10, 1997 and incorporated herein by reference.

(10)(g) First  Amendment to Company's  1997 Stock Option Plan,  filed as Exhibit
(10)(g) to the Company's Form 10-Q dated January 14, 2000 and incorporated herein by reference.

(10)(h) Company's Director's Stock Option Plan, filed as Exhibit 4.5 to the Company's Registration Statement No. 333-41859 on Form S-8 dated December 10, 1997 and incorporated herein by reference.

(10)(i)  First  Amendment  to  Company's  Director's  Stock Option Plan filed as
Exhibit (10)(i) to the Company's Form 10-Q dated January 14, 2000 and incorporated herein by reference.

(10)(j) Stock Purchase Agreement dated February 6, 1997 among the Company, Laidlaw Inc., and Laidlaw Transportation, Inc. filed as Exhibit A to Annex A to the Definitive Proxy Statement on Form DEF 14A filed on May 1, 1997 and incorporated herein by reference.

(10)(k) Executive Bonus Plan for fiscal year 2000 filed as Appendix C to the Definitive Proxy Statement on Form DEF 14A filed on October 29, 1999 and incorporated herein by reference.

(10)(l) Company's U.S. Supplemental Executive Retirement Plan filed as Exhibit 10(g) to the Company's 10-Q for the quarter ended November 30, 1997, and incorporated herein by reference.

(10)(m)   Form of Change of Control Agreement A-12-22.

(10)(n)    Form of Change of Control Agreement A1 RB 11 30.

(10)(o)    Form of Change of Control Agreement A2-12-22.

(10)(p)    Form of Change of Control Agreement AAMB0120.

(10)(q)    Form of Change of Control Agreement B-12-22.

(10)(r)     Form of Change of Control Agreement C-12-22.

(10)(s)     Form of Change of Control Agreement D-12-22.

99.1        Press Release of April 14, 2000

     (b)      Reports on Form 8-K.

i. The Company filed a Current Report on Form 8-K on January 7, 2000, which contained Item 5 related to the Company announcing operating results for the first quarter ended November 30, 1999 and also releasing financial information as part of an analysts' call.

ii. The Company filed a Current Report on Form 8-K on January 19, 2000 which contained Item 5 related to the Company announcing that the Company would appeal a decision of the South Carolina Court of Appeals relating to various financial assurance, capacity and other issues at its Pinewood, South Carolina facility.

iii. The Company filed a Current Report on Form 8-K on January 26, 2000 which contained Item 5 related to the Company announcing the resignation of James
     R. Bullock as Chairman of the Board of Directors and as a Director of the Company.

iv. The Company filed a Current Report on Form 8-K on February 9, 2000 which contained Item 5 announcing that the appointment of Peter N.T. Widdrington to the Board of Directors and as Chairman of the Board.

v. The Company filed a Current Report on Form 8-K on February 11, 2000 which contained Item 5 announcing that the Board of Directors of the Company disbanded the Special Committee formed September 13, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

   DATE:  April 14, 2000                     SAFETY-KLEEN CORP.
                                             ------------------
                                                (Registrant)


                                           /s/ Henry H. Taylor
                                         ------------------------
                                              Henry H. Taylor
                               Vice President, General Counsel and Secretary

                                           /s/ John G. McGregor
                                         ------------------------
                                              John G. McGregor
                                      Interim Chief Financial Officer

                                  EXHIBIT INDEX


(3)(a) Restated Certificate of Incorporation of the Company dated May 13, 1997 and Amendment to Certificate of Incorporation dated May 15, 1997 filed as Exhibit 3(a) to the Company's Form 10-Q for the Quarter ended May 31, 1997 and incorporated herein by reference.

(3)(a)(i) Certificate of Correction Filed to Correct a Certain Error in the Restated and Amended Certificate of Incorporation of the Company dated October 15, 1997 filed as Exhibit (3)(a)(i) to the Company's Form 10-K-405 for the Year ended August 31, 1997, and incorporated herein by reference.

(3)(a)(ii) Certificate of Amendment to the Restated Certificate of Incorporation of the Company dated November 25, 1998 filed as Exhibit (3)(a)(iii) to the Company's Form 10-Q for the quarter ended November 30, 1998 and incorporated herein by reference.

(3)(a)(iii) Certificate of Amendment to the Restated Certificate of Incorporation of the Company dated November 30, 1998 filed as Exhibit (3)(a)(iv) to the Company's Form 10-Q for the quarter ended November 30, 1998 and incorporated herein by reference.

(3)(b)           Amended and Restated  Bylaws of the  Company filed as Exhibit 4
                 (ii) to the Company's Current Report on Form 8-K dated July 29, 1997 and incorporated herein by reference.

(4)(a) Indenture dated as of May 29, 1998 between LES, Inc. (a subsidiary of the Company), the Company, subsidiary guarantors of the Company and The Bank of Nova Scotia Trust Company of New York, as trustee filed as Exhibit 4(b) to the Company's Form S-4 Registration Statement No. 333-57587 filed June 24, 1998 and incorporated herein by reference.

(4)(b) First Supplemental Indenture effective as of November 15, 1998 among Safety-Kleen Services, Inc. the Company, SK Europe, Inc. and The Bank of Nova Scotia Trust Company of New York, as trustee filed as Exhibit (4)(f) to the Company's Form S-4 Registration Statement No. 333-82689 filed July 12, 1999 and incorporated herein by reference.

(4)(c) Second Supplemental Indenture effective as of May 7, 1999 among Safety-Kleen Services, Inc., the Company, SK Services, L.C., SK Services (East), L.C. and The Bank of Nova Scotia Trust Company of New York, as trustee filed as Exhibit (4)(d) to the Company's Form 10-K filed October 29, 1999 and incorporated herein by reference.

(4)(d) Indenture dated as of May 17, 1999 between the Company and the Bank of Nova Scotia Trust Company of New York, as trustee filed as Exhibit (4)(b) to the Company's Form S-4 Registration State-ment No. 333-82689 filed July 12, 1999 and incorporated herein by reference.

(4)(e) Registration Rights Agreement dated as of May 17, 1999 between Company and TD Securities, NationsBanc Montgomery Securities LLC and Raymond James & Associates, Inc. filed as Exhibit
                 (4)(a) to the Company's Form S-4 Registration Statement No. 333-82689 filed July 12, 1999 and incorporated herein by reference.

(4)(f) Amended and Restated Credit Agreement among Laidlaw Chem-Waste, Inc., Laidlaw Environmental Services (Canada) Ltd., Toronto Dominion (Texas) Inc., The Toronto-Dominion Bank, TD Securities
                 (USA) Inc., The Bank of Nova Scotia, NationsBank, N.A. and The First National Bank of Chicago and NationsBank, N.A. as Syndication Agent dated as of April 3, 1998, filed as Exhibit 4(f) to the Company's Form 10-Q for the quarter ended February 28, 1999, and incorporated herein by reference. (4)(g) Supplement to the Amended and Restated Credit Agreement among Laidlaw Chem-Waste, Inc., Laidlaw Environmental Services (Canada) Ltd., Toronto Dominion (Texas) Inc., The Toronto-Dominion Bank, TD Securities (USA) Inc., The Bank of Nova Scotia, NationsBank, N.A. and The First National Bank of Chicago and NationsBank, N.A. as Syndication Agent dated as of April 3, 1998, filed as Exhibit 4(e) to a subsidiary of the Company's Form S-4 Registration Statement No. 333-57587 filed June 24, 1998 and incorporated herein by reference.

(4)(h) Waiver and First Amendment to the Amended and Restated Credit Agreement dated as of May 15, 1998 among LES, Inc., Laidlaw Environmental Services (Canada) Ltd., the Lenders, Toronto Dominion (Texas), Inc., The Toronto Dominion Bank, TD Securities (USA) Inc., The Bank of Nova Scotia, NationsBank, N.A., The First National Bank of Chicago and Wachovia Bank filed as Exhibit 4(f) to a subsidiary of the Company's Form S-4 Registration Statement No. 333-57587 filed June 24, 1998 and incorporated herein by reference.

(4)(i) Commitment to Increase Supplement to the Amended and Restated Credit Agreement dated as of June 3, 1998 among LES, Inc., Laidlaw Environmental Services (Canada) Ltd., the Lenders, Toronto Dominion (Texas), Inc., The Toronto Dominion Bank, TD Securities (USA) Inc., The Bank of Nova Scotia, NationsBank, N.A., The First National Bank of Chicago and Wachovia Bank filed as Exhibit 4(g) to a subsidiary of the Company's Form S-4 Registration Statement No. 333-57587 filed June 24, 1998 and incorporated herein by reference.

(4)(j) Second Amendment to the Amended and Restated Credit Agreement dated as of November 20, 1998 among Safety-Kleen Services, Inc. (formerly known as LES, Inc.), Safety-Kleen Services (Canada) Ltd. (formerly known as Laidlaw Environmental Services (Canada) Ltd.), the Lenders, Toronto Dominion (Texas), Inc., The Toronto Dominion Bank, TD Securities (USA) Inc., The Bank of Nova Scotia, NationsBank, N.A., The First National Bank of Chicago and Wachovia Bank N.A., filed as Exhibit (4)(j) to the Company's Form 10-Q for the quarter ended February 28, 1999 and incorporated herein by reference.

(4)(k) Waiver and Third Amendment to the Amended and Restated Credit Agreement dated as of May 6, 1999 among Safety-Kleen Services, Inc. (formerly known as LES, Inc.), Safety-Kleen Services (Canada) Ltd. (formerly known as Laidlaw Environmental Services (Canada) Ltd.), the Lenders, Toronto Dominion (Texas), Inc., The Toronto Dominion Bank, TD Securities (USA) Inc., The Bank of Nova Scotia, NationsBank, N.A., The First National Bank of Chicago and Wachovia Bank N.A. filed as Exhibit (4)(l) to the Company's Form S-4 Registration Statement No. 333-82689 filed July 12, 1999 and incorporated herein by reference.

(4)(l) Registration Rights Agreement dated May 15, 1997 among the Company, Laidlaw Transportation, Inc. and Laidlaw Inc., the form of which was filed as Exhibit B to Annex A to the Company's Definitive Proxy Statement on Form DEF 14A, filed on May 1, 1997 and incorporated herein by reference.

(4)(m) Indenture dated as of May 1, 1993 between the Industrial Development Board of the Metropolitan Government of Nashville and Davidson County (Tennessee) and NationsBank of Tennessee, N.A., filed as Exhibit 4(f) to the Company's Form 10-Q for the Quarter ended May 31, 1997, and incorporated herein by reference.

(4)(n) Indenture of Trust dated as of August 1, 1995 between Tooele County, Utah and West One Bank, Utah, now known as U.S. Bank, as Trustee, filed as Exhibit 4(h) to the Company's form 10-Q for the Quarter ended May 31, 1997, and incorporated herein by reference.

(4)(o) Indenture of Trust dated as of July 1, 1997 between Carbon County, Utah and U.S. Bank, a national banking association, as Trustee, filed as Exhibit 4(i) to the Company's Form 10-Q for the Quarter ended May 31, 1997, and incorporated herein by reference.

(4)(p) Indenture of Trust dated as of July 1, 1997 between Tooele County, Utah and U.S. Bank, a national banking association, as Trustee, filed as Exhibit 4(j) to the Company's Form 10-Q for the Quarter ended May 31, 1997, and incorporated herein by reference.

(4)(q) Indenture of Trust dated as of July 1, 1997 between California Pollution Control Financing Authority and U.S. Bank, a national banking association, as Trustee, filed as Exhibit 4(k) to the Company's Form 10-Q for the Quarter ended May 31, 1997, and incorporated herein by reference.

(4)(r) Promissory Note dated May 15, 1997 for $60,000,000 from the Company to Westinghouse Electric Corporation, filed as Exhibit 4(n) to the Company's Form 10-Q for the Quarter ended May 31, 1997, and incorporated herein by reference.

(4)(s) Letter dated May 7, 1999 from Toronto-Dominion (Texas) Inc. (as assignee of Westinghouse Electric Corporation) and agreed to by the Company and Laidlaw Inc. amending the terms of the Promissory Note dated May 15, 1997 (as referenced in Exhibit
                 (4)(r)) filed as Exhibit (4)(u) to the Company's Form S-4 Registration Statement No. 333-82689 filed July 12, 1999 and incorporated herein by reference.

(4)(t) Guaranty Agreement dated May 15, 1997 by Laidlaw Inc. to Westinghouse Electric Corporation guaranteeing Promissory Note dated May 15, 1997 (as referenced in Exhibit (4)(s)) from Company to Westinghouse Electric Corporation), filed as Exhibit 4(o) to the Company's Form 10-Q for the Quarter ended May 31, 1997, and incorporated herein by reference.

(4)(u) Collateral Account Pledge and Security Agreement dated as of May 17, 1999 among the Company, The Bank of Nova Scotia Trust
                 Company of New York, as escrow agent and The Bank of Nova Scotia Trust Company of New York, as trustee, filed as Exhibit
                 (4)(d) to the Company's Form S-4 Registration Statement No. 333-82689 filed July 12, 1999 and incorporated herein by reference.

(4)(v) Rights Agreement dated as of October 15, 1999 between the Company and EquiServe Trust Company, N.A., as Rights Agent, filed as Exhibit (c)1 to the Company's Current Report on Form 8-K filed on October 15, 1999 and incorporated herein by reference.

(4)(w) First Amendment to Rights Agreement,dated as of March 17, 2000, between Safety-Kleen Corp. and Equiserve Trust Company, N.A. filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed on March 17, 2000 and incorporated herein by reference.

(4)(x) Letter Agreement, dated October 12, 1999, between Safety-Kleen Corp. and Laidlaw Inc. filed as Exhibit 99.2 to the Company's Current Report on Form 8-K filed on March 17, 2000 and incorporated herein by reference.

(4)(y) Other instruments defining the rights of holders of nonregistered debt of the Company have been omitted from this exhibit list because the amount of debt authorized under any such instrument does not exceed 10% of the total assets of the Company and its subsidiaries. The Company agrees to furnish a copy of any such instrument to the Commission upon request.

(10)(a) Agreement and Plan of Merger dated as of March 16, 1998 by and among the Company, LES Acquisition, Inc., and Safety-Kleen Corp. included as Annex A of Safety-Kleen's Revised Amended Prospectus on Form 14D-9 filed as Exhibit 62 to Safety-Kleen's Amendment No. 28 to Schedule 14-9A on March 17, 1998, and incorporated herein by reference.

(10)(b) Stock Purchase Agreement between Westinghouse Electric Corporation (Seller) and Rollins Environmental Services, Inc. (Buyer) for National Electric, Inc. dated March 7, 1995 filed as Exhibit 2 to the Company's Current Report on Form 8-K filed on June 13, 1995 and incorporated herein by reference.

(10)(c) Second Amendment to Stock Purchase Agreement (as referenced in Exhibit (10)(b) above), dated May 15, 1997 among Westinghouse Electric Corporation, Rollins Environmental Services, Inc. and Laidlaw Inc., filed as Exhibit 4(m) to the Company's Form 10-Q for the Quarter ended May 31, 1997, and incorporated herein by reference.

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

(10)(f) Company's 1997 Stock Option Plan, filed as Exhibit 4.4 to the Company's Registration Statement No. 333-41859 on Form S-8 dated December 10, 1997 and incorporated herein by reference.

(10)(g)           First Amendment to Company's  1997 Stock Option Plan, filed as
                 Exhibit (10)(g) to the Company's Form 10-Q dated January 14, 2000 and incorporated herein by reference.

(10)(h)          Company's  Director's  Stock  Option  Plan,  filed  as  Exhibit
                 4.5 to the Company's Registration Statement No. 333-41859 on Form S-8 dated December 10, 1997 and incorporated herein by reference.

(10)(i) First Amendment to Company's Director's Stock Option Plan filed as Exhibit (10)(i) to the Company's Form 10-Q dated January 14, 2000 and incorporated herein by reference.


(10)(j) Stock Purchase Agreement dated February 6, 1997 among the Company, Laidlaw Inc., and Laidlaw Transportation, Inc. filed as Exhibit A to Annex A to the Definitive Proxy Statement on Form DEF 14A filed on May 1, 1997 and incorporated herein by reference.

(10)(k) Executive Bonus Plan for fiscal year 2000 filed as Appendix C to the Definitive Proxy Statement on Form DEF 14A filed on October 29, 1999 and incorporated herein by reference.

(10)(l)          Company's U.S.  Supplemental Executive Retirement Plan filed as
                 Exhibit 10(g) to the Company's 10-Q for the quarter ended November 30, 1997, and incorporated herein by reference.

(10)(m)          Form of Change of Control Agreement A-12-22.

(10)(n)          Form of Change of Control Agreement A1 RB 11 30.

(10)(o)          Form of Change of Control Agreement A2-12-22.

(10)(p)          Form of Change of Control Agreement AAMB0120.

(10)(q)          Form of Change of Control Agreement B-12-22.

(10)(r)          Form of Change of Control Agreement C-12-22.

(10)(s)          Form of Change of Control Agreement D-12-22.

99.1             Press Release of April 14, 2000