Form 10-Q
period 2000-05-31
SAFETY KLEEN CORP/
filed 2000-07-18
CIK 701856

THIS DOCUMENT IS A COPY OF THE FORM 10-Q FILED ON MAY 17, 2000 PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION.


--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                For the Quarterly Period Ended May 31, 2000


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


            --------------------------------------------------------
   (Former name, address and former fiscal year, if changed since last report)

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
         The number of shares of the issuer's common stock outstanding as of July 10, 2000 was 100,783,596.

--------------------------------------------------------------------------------

                               SAFETY-KLEEN CORP.


                                      INDEX


PART I FINANCIAL INFORMATION................................................3

PART II  OTHER INFORMATION

Item 1   Legal Proceedings..................................................3

Item 3   Defaults Upon Senior Securities....................................7

Item 6   Exhibits and Reports on Form 8-K...................................8

Signatures.................................................................16

Exhibit Index..............................................................17

                         PART I - FINANCIAL INFORMATION

         Due to the ongoing internal investigation of Safety-Kleen Corp.'s (the "Company") reported financial results and certain of its accounting policies and practices, as announced by the Company on March 6, 2000, the Company is unable to prepare financial statements for the quarter ended May 31, 2000 at this time. The Company will file amended reports as soon as practicable.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

GENERAL

         The business of the Company's hazardous and industrial waste services is continuously regulated by federal, state, provincial and local provisions that have been enacted or adopted, regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment. The nature of the Company's businesses results in its frequently becoming a party to judicial or administrative proceedings involving all levels of governmental authorities and other interested parties. The issues that are involved generally relate to applications for permits and licenses by the Company and their conformity with legal requirements and alleged technical violations of existing permits and licenses. The Company does not believe that these issues will be material to the Company's operations or financial condition. At May 31, 2000, subsidiaries of the Company were involved in two proceedings relating primarily to activities at waste treatment, storage and disposal facilities where the Company believes sanctions involved in each instance may exceed $100,000. The Company believes that the ultimate disposition of these issues will not have a materially adverse effect upon the Company's consolidated financial position or results of operations.

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

         In the United States, CERCLA imposes financial liability on persons who are responsible for the release of hazardous substances into the environment. Present and past owners and operators of sites which release hazardous substances, as well as generators and transporters of the waste material, are jointly and severally liable for remediation costs and environmental damage. At May 31, 2000, the Company had been notified that it was a potentially responsible party in connection with 50 locations in its hazardous waste management and other businesses.

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

CHAPTER 11 FILING

         As previously announced by the Company in a Current Report on Form 8-K filed on June 19, 2000, Safety-Kleen Corp. and 73 of its wholly owned domestic subsidiaries filed a voluntary petition for reorganization under Chapter 11 of Title 11 of the United States Code on June 9, 2000. The petition was filed in the United States Bankruptcy Court for the District of Delaware (Case No. 00-2303 (PJW). Management of the Company continues to operate the business of the Company as a debtor in possession under 11 U.S.C. ss.ss. 1107 and 1108. In this proceeding, the Company and its subsidiaries will seek approval of a Plan for Reorganization and intend to implement the Plan for Reorganization upon obtaining court approval of the Plan. Pursuant to the automatic stay provision of Section 362 of the Bankruptcy Code all litigation matters are currently stayed.



SAFETY-KLEEN (PINEWOOD), INC.

         The Company's reports on this matter contained in the Company's Report on Form 10-K for the twelve months ended August 31, 1999 and on Form 10-Q for the quarters ended November 30, 1999 and February 28, 2000, are incorporated herein by reference thereto.

         On May 4, 2000, Pinewood petitioned the South Carolina Supreme Court for a writ of certiorari from the state Court of Appeals decision.

         On June 9, 2000 (on the same day but after Pinewood filed its petition for bankruptcy protection in the United States District Court for the District of Delaware), DHEC issued an Emergency Order finding that Frontier Insurance Company - which is the issuer of bonds used to provide for Pinewood's closure cost, post-closure cost, and third party liability financial assurance - no longer meets regulatory standards for bond issuers. Based on this finding, DHEC ordered that Pinewood cease accepting waste for disposal by August 28, 2000, unless it could provide acceptable alternative financial assurance by June 27, 2000.

         On June 13, 2000, the South Carolina Supreme Court denied Pinewood's petition for a writ of certiorari and the decision of the Court of Appeals became final.

         On June 14, 2000, DHEC sent notice by letter to the Pinewood Facility directing that Pinewood cease accepting waste for disposal in 30 days - by July 14, 2000 - and submit a closure plan. DHEC based this directive on the then-final decision of the Court of Appeals that all non-hazardous waste disposed at Pinewood should be counted against Pinewood's hazardous waste capacity limit and DHEC's resulting conclusion that there is no remaining permitted capacity at Pinewood.

         On June 22, 2000, DHEC sent notice by letter to Pinewood that under the Court of Appeals decision, financial assurance regulations for cleanup and/or environmental impairment restoration at hazardous waste treatment, storage, and disposal facilities were vacated and, therefore, this financial assurance for Pinewood must be provided in accordance with the DHEC Board Order dated May 19, 1994. The June 22, 2000 letter further directed that within 15 days Pinewood provide DHEC with information on how Pinewood would comply with the May 19, 1994 DHEC Board Order including payment into the GSX Contribution Fund. As of May 31, 2000, the GSX Contribution Fund contained $18,748,552.05, which means that under the June 22, 2000 DHEC letter Pinewood would be required to currently pay approximately $68 million into the GSX Contribution Fund, as well as make payments of approximately $14 million each year for the next four years to reach the full funding requirement.

         On July 7, 2000, Pinewood filed a legal action in the United States District for the District of Delaware against the State of South Carolina, DHEC, DHEC Board Chairman (Bradford W. Wyche) and DHEC Commissioner (Douglas Bryant) under the caption: In Re: Safety-Kleen Corp., et al., Debtor-Chapter 11 Cases, Case No. 00-2303 Jointly Administered - Adversary Proceeding No. A-00-698, C.A. No. 00-637. In this action Pinewood seeks to stay and/or enjoin DHEC and the State of South Carolina from enforcement of the previously-described directives to Pinewood set forth in the June 9, 2000 DHEC Emergency Order, the June 14, 2000 DHEC letter to Pinewood, and the June 22, 2000 DHEC letter to Pinewood upon the grounds that the actions of DHEC are invalid under various provisions of the United States Constitution and/or violate the automatic stay provision of the United States Bankruptcy Code and/or should be enjoined under the equitable powers of the Bankruptcy Court. As an alternative cause of action, Pinewood demanded that it be compensated for the taking of its property without just compensation under provisions of the Constitutions of the United States and the State of South Carolina.

         On July 10, 2000, the United States District Court for the District of Delaware issued an Order restraining DHEC and the State of South Carolina from enforcing its anticipated closure of the Pinewood facility pursuant to the June 14, 2000 DHEC letter. On July 12, 2000 the United States District Court for the District of Delaware issued an Order transferring the case to the United States District Court for the District of South Carolina and ordering that the Order of July 10, 2000 remain in full force and effect pending a ruling from the United States District Court for the District of South Carolina on Pinewood's request for a preliminary injunction against DHEC and the State of South Carolina.

         If none of the challenges to the decision of the Court of Appeals is successful, enforcement of the decision could have a material adverse impact upon the Company's financial position.

MATTERS RELATED TO INVESTIGATION OF FINANCIAL RESULTS

        The Company's report on this matter contained in the Company's Report on Form 10-Q for the quarter ended February 28, 2000 is incorporated herein by reference thereto. In the Report on Form 10-Q for the quarter ended February 28, 2000 the Company reported that it anticipated that additional Federal Class Actions may be filed. Additional Federal Class Actions that have been filed are as follows:



No.               CASE NAME                           COURT             DOCKET #         DATE OF         CLASS PERIOD
                                                                                         FILING


1.   Muzinich & Co., Individually and on        United States         3:00-1145-17      4/13/00         7/7/98 - 3/5/00
     Behalf of All Others Similarly Situated    District Court
     v. Safety-Kleen Corp., Kenneth W.          (Columbia Division)
     Winger, Paul R. Humphreys and Michael
     Bragagnolo

2.   Yong Gen Cai, Individually and on Behalf   United States         3:00-0995-17      3/29/00         7/7/98 - 3/3/00
     of All Others Similarly Situated v.        District Court
     Safety-Kleen Corp., Kenneth W. Winger,     (Columbia Division)
     Paul R. Humphreys and Michael Bragagnolo


3.   Richard Weaver, Individually and on        United States         3:00-1012-17      3/30/00         7/7/98 - 3/3/00
     Behalf of All Others Similarly Situated    District Court
     v. Safety-Kleen Corp., Kenneth W.          (Columbia Division)
     Winger, Paul R. Humphreys and Michael
     Bragagnolo

4.   James K. Hodge, Individually and on        United States         3:00-0974-17      3/28/00         7/7/98 - 3/6/00
     Behalf of All Others Similarly Situated    District Court
     v. Safety-Kleen Corp., Kenneth W.          (Columbia Division)
     Winger, Paul R. Humphreys and Michael
     Bragagnolo

5.   Michael A. Collins and Laurie Collins,     United States         3:00-1408-17      5/08/00         Holders of Rollins
     on Behalf of Themselves and All Others     District Court                                          Environmental
     Similarly Situated v. Safety-Kleen         (Columbia Division)                                     Services shares as of
     Corp., a Delaware Corporation,  Kenneth                                                            5/3/97
     W. Winger, Paul R. Humphreys, Michael
     Bragagnolo and James R. Bullock





No.               CASE NAME                           COURT             DOCKET #         DATE OF         CLASS PERIOD
                                                                                         FILING

6.   Walter E. Ryan, on Behalf of Himself and   United States         3:00-1343-17      5/01/00         Holders of Rollins
     All Others Similarly Situated v.           District Court                                          Environmental
     Safety-Kleen Corp., a Delaware             (Columbia Division)                                     Services shares as of
     Corporation,  Kenneth W. Winger, Paul R.                                                           5/3/97
     Humphreys, Michael Bragagnolo and James                                            Amended
     R. Bullock                                                                         Summons
                                                                                        ed 5/10/00

7.   Walter E. Ryan, Jr., on Behalf of          United States         3:00-1394-17      5/05/00         7/9/97 - 3/6/00
     Himself and All Others Similarly           District Court
     Situated v. Safety-Kleen Corp., a          (Columbia Division)
     Delaware Corporation,  Kenneth W.
     Winger, Paul R. Humphreys, Michael
     Bragagnolo and James R. Bullock

8.   Kenneth Steiner, on Behalf of Himself      United States         3:00-750-17       5/01/00         11/13/97 - 4/17/98
     and All Others Similarly Situated v.       District Court                                          for old Safety-Kleen
     Kenneth W. Winger,  James R. Bullock,      (Columbia Division)                                     shareholders
     Paul R. Humphreys, Michael Bragagnolo
     and Safety-Kleen Corp.                                                             Amended
                                                                                        Summons
                                                                                        Filed 5/10/00

         Other than as herein reported there have been no additional significant legal proceedings or any material changes in the legal proceedings reported in
PART II, Item 3 of the Company's Report on Form 10-K for the twelve months ended August 31, 1999.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         During the quarter ended May 31, 2000, the Company and its subsidiaries defaulted upon the following senior securities:

         The Company did not make an interest payment of approximately $1.8 million due May

30, 2000 upon the $60 million Promissory Note dated May 15, 1997 originally from the Company to Westinghouse Electric Corporation and thereafter assigned by Westinghouse Electric Corporation to Toronto Dominion (Texas) Inc. (the $60 million Promissory Note). The grace period to make this payment expired after the quarter ended. The holder did not exercise its right to accelerate the payment of principal and interest. The total arrearage (without acceleration) on the $60 million Promissory Note as of July 14, 2000 is approximately $2.7 million.

         The Company did not make an interest payment of approximately $10 million due May 15, 2000 on its 9 1/4 percent Senior Notes due 2008. The grace period to make this interest payment expired after the quarter ended. The holder did not exercise its right to accelerate the payment of principal and interest. The total arrearage (without acceleration) on the Senior Notes due 2008 as of July 14, 2000 is approximately $14 million.

         The Company did not make principal and interest payments totaling approximately $43 million due May 31, 2000 under its Amended and Restated Credit Agreement dated as of April 3, 1998 among Safety-Kleen Services, Inc. (formerly known as LES, Inc.), Safety-Kleen Services (Canada) Ltd. (formerly known as Laidlaw Environmental Services (Canada) Ltd.), the Lenders, Toronto Dominion (Texas), Inc., The Toronto Dominion Bank, TD Securities (USA) Inc., The Bank of Nova Scotia, NationsBank, N.A., The First National Bank of Chicago and Wachovia Bank N.A. (the "Credit Facility"). The grace period to make these payments expired after the quarter ended. The holder did not exercise its right to accelerate the payment of principal and interest. The total arrearage (without acceleration) on the Credit Facility as of July 14, 2000 is approximately $71.9 million.

         In addition to the aforementioned defaults for nonpayment the Company and its subsidiaries are in default of certain covenants under the above described Credit Facility and the $60 million Promissory Note and the Indenture of Trust dated as of July 1, 1997 between Tooele County, Utah and U.S. Bank; the Indenture of Trust dated as of July 1, 1997 between California Pollution Control Financing Authority and U.S. Bank; Indenture of Trust dated as of August 1, 1995 between Tooele County, Utah and West One Bank; the Indenture dated as of May 1, 1993 between Industrial Development Board of the Metropolitan Government of Nashville and Davidson County (Tennessee) and NationsBank of Tennessee, N.A. and the Indenture dated as of May 17, 1999 between the Company and the Bank of Nova Scotia Trust Company.


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

(4)(l) Fourth Amendment dated as of March 13, 2000 to the Amended and Restated Credit Agreement dated as of May 6, 1999 among Safety-Kleen Services, Inc. (formerly known as LES, Inc.), Safety-Kleen Services (Canada) Ltd. (formerly known as Laidlaw Environmental Services (Canada) Ltd.), the Lenders, Toronto Dominion (Texas), Inc., The Toronto Dominion Bank, TD Securities (USA) Inc., The Bank of Nova Scotia, NationsBank, N.A., The First National Bank of Chicago and Wachovia Bank N.A.

(4)(m) Consent dated as of March 16, 2000 to the Amended and Restated Credit Agreement dated as of May 6, 1999 among Safety-Kleen Services, Inc. (formerly known as LES, Inc.), Safety-Kleen Services (Canada) Ltd. (formerly known as Laidlaw Environmental Services (Canada) Ltd.), the Lenders, Toronto Dominion (Texas), Inc., The Toronto Dominion Bank, TD Securities (USA) Inc., The Bank of Nova Scotia, NationsBank, N.A., The First National Bank of Chicago and Wachovia Bank N.A.

(4)(n) Deferral and Forbearance Agreement dated as of April 7, 2000 to the Amended and Restated Credit Agreement dated as of May 6, 1999 among Safety-Kleen Services, Inc. (formerly known as LES, Inc.), Safety-Kleen Services (Canada) Ltd. (formerly known as Laidlaw Environmental Services (Canada) Ltd.), the Lenders, Toronto Dominion (Texas), Inc., The Toronto Dominion Bank, TD Securities (USA) Inc., The Bank of Nova Scotia, NationsBank, N.A., The First National Bank of Chicago and Wachovia Bank N.A.

(4)(o) Waiver, dated as of May 1, 2000, under the Deferral and Forbearance Agreement dated as of April 7, 2000 to the Amended and Restated Credit Agreement dated as of April 3, 1998 )as amended, supplemented or otherwise modified prior to May 1, 2000 among Safety-Kleen Services, Inc. (formerly known as LES, Inc.), Safety-Kleen Ltd. (successor to Safety-Kleen Services (Canada) Ltd., which was formerly known as Laidlaw Environmental Services (Canada) Ltd.)), the Lenders, Toronto Dominion (Texas), Inc., The Toronto Dominion Bank, TD Securities (USA) Inc., The Bank of Nova Scotia, Bank of America (formerly known as Nationsbank, N.A.), Bank One, N.A. and (formerly known as The First National Bank of Chicago).

(4)(p) Registration Rights Agreement dated May 15, 1997 among the Company, Laidlaw Transportation, Inc. and Laidlaw Inc., the form of which was filed as Exhibit B to Annex A to the Company's Definitive Proxy Statement on Form DEF 14A, filed on May 1, 1997 and incorporated herein by reference.

(4)(q) Indenture dated as of May 1, 1993 between the Industrial Development Board of the Metropolitan Government of Nashville and Davidson County (Tennessee) and NationsBank of Tennessee, N.A., filed as Exhibit 4(f) to the Company's Form 10-Q for the Quarter ended May 31, 1997, and incorporated herein by reference.

(4)(r) Indenture of Trust dated as of August 1, 1995 between Tooele County, Utah and West One Bank, Utah, now known as U.S. Bank, as Trustee, filed as Exhibit 4(h) to the Company's form 10-Q for the Quarter ended May 31, 1997, and incorporated herein by reference.

(4)(s) Indenture of Trust dated as of July 1, 1997 between Tooele County, Utah and U.S. Bank, a national banking association, as Trustee, filed as Exhibit 4(j) to the Company's Form 10-Q for the Quarter ended May 31, 1997, and incorporated herein by reference.

(4)(t) Indenture of Trust dated as of July 1, 1997 between California Pollution Control Financing Authority and U.S. Bank, a national banking association, as Trustee, filed as Exhibit 4(k) to the Company's Form 10-Q for the Quarter ended May 31, 1997, and incorporated herein by reference.

(4)(u) Promissory Note dated May 15, 1997 for $60,000,000 from the Company to Westinghouse Electric Corporation, filed as Exhibit 4(n) to the Company's Form 10-Q for the Quarter ended May 31, 1997, and incorporated herein by reference.

(4)(v) Letter dated May 7, 1999 from Toronto-Dominion (Texas) Inc. (as assignee of Westinghouse Electric Corporation) and agreed to by the Company and Laidlaw Inc. amending the terms of the Promissory Note dated May 15, 1997 (as referenced in Exhibit (4)(r)) filed as Exhibit (4)(u) to the Company's Form S-4 Registration Statement No. 333-82689 filed July 12, 1999 and incorporated herein by reference.

(4)(w) Guaranty Agreement dated May 15, 1997 by Laidlaw Inc. to Westinghouse Electric Corporation guaranteeing Promissory Note dated May 15, 1997 (as referenced in Exhibit (4)(s)) from Company to Westinghouse Electric Corporation), filed as Exhibit 4(o) to the Company's Form 10-Q for the Quarter ended May 31, 1997, and incorporated herein by reference.

(4)(x) Collateral Account Pledge and Security Agreement dated as of May 17, 1999 among the Company, The Bank of Nova Scotia Trust Company of New York, as escrow agent and The Bank of Nova Scotia Trust Company of New York, as trustee, filed as Exhibit (4)(d) to the Company's Form S-4 Registration Statement No. 333-82689 filed July 12, 1999 and incorporated herein by reference.

(4)(y) Rights Agreement dated as of October 15, 1999 between the Company and EquiServe Trust Company, N.A., as Rights Agent, filed as Exhibit (c)1 to the Company's Current Report on Form 8-K filed on October 15, 1999 and incorporated herein by reference.

(4)(z) First Amendment to Rights Agreement, dated as of March 17, 2000, between Safety-Kleen Corp. and Equiserve Trust Company, N.A. filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed on March 17, 2000 and incorporated herein by reference.

(4)(aa) Letter Agreement, dated October 12, 1999, between Safety-Kleen Corp. and Laidlaw Inc. filed as Exhibit 99.2 to the Company's Current Report on Form 8-K filed on March 17, 2000 and incorporated herein by reference.

(4)(bb) Other instruments defining the rights of holders of nonregistered debt of the Company have been omitted from this exhibit list because the amount of debt authorized under any such instrument does not exceed 10% of the total assets of the Company and its subsidiaries. The Company agrees to furnish a copy of any such instrument to the Commission upon request.

(10)(a) Agreement and Plan of Merger dated as of March 16, 1998 by and among the Company, LES Acquisition, Inc., and Safety-Kleen Corp. included as Annex A of Safety-Kleen's Revised Amended Prospectus on Form 14D-9 filed as Exhibit 62 to Safety-Kleen's Amendment No. 28 to Schedule 14-9A on March 17, 1998, and incorporated herein by reference.

(10)(b) Stock Purchase Agreement between Westinghouse Electric Corporation (Seller) and Rollins Environmental Services, Inc. (Buyer) for National Electric, Inc. dated March 7, 1995.

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

(10)(e) Rollins Environmental Services, Inc. 1993 Stock Option Plan.

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

(10)(l) Company's U.S. Supplemental Executive Retirement Plan filed as Exhibit 10(g) to the Company's Form 10-Q for the quarter ended November 30, 1997, and incorporated herein by reference.

(10)(m) Form of Change of Control  Agreement
A-12-22 filed as Exhibit 10(m) to the Company's Form 10-Q for the quarter ended February 29, 2000, and incorporated herein by reference.

(10)(n) Form of Change of Control Agreement A1 RB 11 30 filed as Exhibit 10(n) to the Company's Form 10-Q for the quarter ended February 29, 2000, and incorporated herein by reference.

(10)(o) Form of Change of Control  Agreement  A2-12-22 filed as Exhibit 10(o) to
the  Company's   Form  10-Q  for  the  quarter  ended  February  29,  2000,  and incorporated herein by reference.

(10)(p) Form of Change of Control  Agreement  AAMB0120 filed as Exhibit 10(p) to
the  Company's   Form  10-Q  for  the  quarter  ended  February  29,  2000,  and incorporated herein by reference.

(10)(q) Form of Change of Control  Agreement  B-12-22  filed as Exhibit 10(q) to
the  Company's   Form  10-Q  for  the  quarter  ended  February  29,  2000,  and incorporated herein by reference.

(10)(r) Form of Change of Control  Agreement  C-12-22  filed as Exhibit 10(r) to
the  Company's   Form  10-Q  for  the  quarter  ended  February  29,  2000,  and incorporated herein by reference.

(10)(s) Form of Change of Control  Agreement  D-12-22  filed as Exhibit 10(s) to
the  Company's   Form  10-Q  for  the  quarter  ended  February  29,  2000,  and incorporated herein by reference.

(10)(t) Agreement dated as of March 3, 2000, among the Company, Safety-Kleen Services, Inc., Safety-Kleen Ltd. and Kenneth W. Winger.

(10)(u) Demand Loan Agreement among Safety-Kleen Systems, Inc., Safety-Kleen Services, Inc. as Guarantor the Several Lenders from time to time parties thereto and Toronto Dominion (Texas), Inc. as Agent dated as of March 14, 2000.

(10)(v) Mortgage, Assignment of Rents and Leases and Security Agreement from Safety-Kleen Systems, Inc. Mortgagor to Toronto Dominion (Texas), Inc. Mortgagee dated as of March 14, 2000.

(10)(w) Lien Subordination Agreement between Toronto Dominion (Texas), Inc., as Liquidity Agent and Toronto Dominion (Texas), Inc., as Existing Debt Agent dated as of March 16, 2000.

(10)(x) Letter Agreement dated March 16, 2000 between Jay Alix & Associates and the Company.

     (b)      Reports on Form 8-K.

i. The Company filed a Current Report on Form 8-K on March 6, 2000, which contained Item 5 related to the Company announcing internal investigation of accounting practices.

ii. The Company filed a Current Report on Form 8-K on March 9, 2000, which contained Item 5 related to the Company announcing that PricewaterhouseCoopers LLP advised the Company that it was withdrawing previously issued reports on financial statements.

iii. The Company filed a Current Report on Form 8-K on March 13, 2000, which contained Item 5 related to the Company announcing continued internal investigation of accounting practices, withdrawal of PricewaterhouseCoopers reports, need for cash to fund current operations and SEC investigation.

iv. The Company filed a Current Report on Form 8-K on March 16, 2000, which contained Item 5 related to the Company announcing bank negotiations for interim financing, letter of intent to sell former headquarters, and preliminary results of accounting investigation.

v. The Company filed a Current Report on Form 8-K on March 17, 2000, which contained Item 5 related to the Company announcing $20 million additional credit availability and an amendment to the Rights Agreement between the registrant and Equiserve Trust Company, N.A.

vi. The Company filed a Current Report on Form 8-K on March 21, 2000, which contained Item 5 related to the Company announcing interim CFO appointment, retention of Jay Alix & Associates and continuing negotiation with lenders.

vii.   The Company  filed a Current  Report on Form 8-K on April 4, 2000,  which
       contained  Item  5  related  to  the  Company   announcing   interim  CIO
       appointment.

viii. The Company filed a Current Report on Form 8-K on April 4, 2000, which contained Item 5 related to the Company announcing delaying issuance of earnings report for the second quarter of 2000.

ix. The Company filed a Current Report on Form 8-K on April 6, 2000, which contained Item 5 related to the Company condolences at the loss of company director, John W. Rollins, Sr.

x. The Company filed a Current Report on Form 8-K on May 8, 2000, which contained Item 5 related to the Company announcing appointment of new director, election of chairman.

xi.    The Company  filed a Current  Report on Form 8-K on May 15,  2000,  which
       contained   Item  5  related  to  the  Company   announcing   executive's
       resignations of positions.

xii. The Company filed a Current Report on Form 8-K on May 17, 2000, which contained Item 5 related to the Company announcing it would no make an interest payment on the Company's 9 1/4 percent Senior Notes due 2009.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

   DATE:  July 17, 2000                        SAFETY-KLEEN CORP.
                                               ------------------
                                               (Registrant)

                                               /s/ David E. Thomas, Jr.
                                               ------------------------------
                                               David E. Thomas, Jr.
                                               Chief Executive Officer and
                                                  Chairman of the Board


                                               /s/ Henry H. Taylor
                                               ------------------------------
                                               Henry H. Taylor
                                               Vice President, General Counsel
                                               & Secretary

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


(4)(l) Fourth Amendment dated as of March 13, 2000 to the Amended and Restated Credit Agreement dated as of May 6, 1999 among Safety-Kleen Services, Inc. (formerly known as LES, Inc.), Safety-Kleen Services (Canada) Ltd. (formerly known as Laidlaw Environmental Services (Canada) Ltd.), the Lenders, Toronto Dominion (Texas), Inc., The Toronto Dominion Bank, TD Securities
             (USA) Inc., The Bank of Nova Scotia, NationsBank, N.A., The First National Bank of Chicago and Wachovia Bank N.A.

(4)(m) Consent dated as of March 16, 2000 to the Amended and Restated Credit Agreement dated as of May 6, 1999 among Safety-Kleen Services, Inc. (formerly known as LES, Inc.), Safety-Kleen Services (Canada) Ltd. (formerly known as Laidlaw Environmental Services (Canada) Ltd.), the Lenders, Toronto Dominion (Texas), Inc., The Toronto Dominion Bank, TD Securities (USA) Inc., The Bank of Nova Scotia, NationsBank, N.A., The First National Bank of Chicago and Wachovia Bank N.A.


(4)(n) Deferral and Forbearance Agreement dated as of April 7, 2000 to the Amended and Restated Credit Agreement dated as of May 6, 1999 among Safety-Kleen Services, Inc. (formerly known as LES, Inc.), Safety-Kleen Services (Canada) Ltd. (formerly known as Laidlaw Environmental Services (Canada) Ltd.), the Lenders, Toronto Dominion (Texas), Inc., The Toronto Dominion Bank, TD Securities
             (USA) Inc., The Bank of Nova Scotia, NationsBank, N.A., The First National Bank of Chicago and Wachovia Bank N.A.

(4)(o) (4)(o) Waiver, dated as of May 1, 2000, under the Deferral and Forbearance Agreement dated as of April 7, 2000 to the Amended and Restated Credit Agreement dated as of April 3, 1998 )as amended, supplemented  or  otherwise  modified  prior to May 1,  2000  among
             Safety-Kleen   Services,   Inc.  (formerly  known
             as  LES,  Inc.),   Safety-Kleen  Ltd.  (successor  to  Safety-Kleen
             Services  (Canada)  Ltd.,  which  was  formerly  known  as  Laidlaw
             Environmental Services (Canada) Ltd.)), the Lenders, Toronto Dominion (Texas), Inc., The Toronto Dominion Bank, TD Securities
             (USA) Inc., The Bank of Nova Scotia, Bank of America (formerly known as Nationsbank, N.A.), Bank One, N.A. and (formerly known as The First National Bank of Chicago).

(4)(p) Registration Rights Agreement dated May 15, 1997 among the Company, Laidlaw Transportation, Inc. and Laidlaw Inc., the form of which was filed as Exhibit B to Annex A to the Company's Definitive Proxy Statement on Form DEF 14A, filed on May 1, 1997 and incorporated herein by reference.


(4)(q) Indenture dated as of May 1, 1993 between the Industrial Development Board of the Metropolitan Government of Nashville and Davidson County (Tennessee) and NationsBank of Tennessee, N.A., filed as Exhibit 4(f) to the Company's Form 10-Q for the Quarter ended May 31, 1997, and incorporated herein by reference.


(4)(r) Indenture of Trust dated as of August 1, 1995 between Tooele County, Utah and West One Bank, Utah, now known as U.S. Bank, as Trustee, filed as Exhibit 4(h) to the Company's form 10-Q for the Quarter ended May 31, 1997, and incorporated herein by reference.


(4)(s) Indenture of Trust dated as of July 1, 1997 between Tooele County, Utah and U.S. Bank, a national banking association, as Trustee, filed as Exhibit 4(j) to the Company's Form 10-Q for the Quarter ended May 31, 1997, and incorporated herein by reference.


(4)(t) Indenture of Trust dated as of July 1, 1997 between California Pollution Control Financing Authority and U.S. Bank, a national banking association, as Trustee, filed as Exhibit 4(k) to the Company's Form 10-Q for the Quarter ended May 31, 1997, and incorporated herein by reference.


(4)(u) Promissory Note dated May 15, 1997 for $60,000,000 from the Company to Westinghouse Electric Corporation, filed as Exhibit 4(n) to the Company's Form 10-Q for the Quarter ended May 31, 1997, and incorporated herein by reference.

(4)(v) Letter dated May 7, 1999 from Toronto-Dominion (Texas) Inc. (as assignee of Westinghouse Electric Corporation) and agreed to by the Company and Laidlaw Inc. amending the terms of the Promissory Note dated May 15, 1997 (as referenced in Exhibit (4)(r)) filed as Exhibit (4)(u) to the Company's Form S-4 Registration Statement No. 333-82689 filed July 12, 1999 and incorporated herein by reference.

(4)(w) Guaranty Agreement dated May 15, 1997 by Laidlaw Inc. to Westinghouse Electric Corporation guaranteeing Promissory Note dated May 15, 1997 (as referenced in Exhibit (4)(s)) from Company to Westinghouse Electric Corporation), filed as Exhibit 4(o) to the Company's Form 10-Q for the Quarter ended May 31, 1997, and incorporated herein by reference.

(4)(x) Collateral Account Pledge and Security Agreement dated as of May 17, 1999 between the Company, The Bank of Nova Scotia Trust Company of New York, as escrow agent and The Bank of Nova Scotia Trust Company of New York, as trustee, filed as Exhibit (4)(d) to the Company's Form S-4 Registration Statement No. 333-82689 filed July 12, 1999 and incorporated herein by reference.


(4)(y) Rights Agreement dated as of October 15, 1999 between the Company and EquiServe Trust Company, N.A., as Rights Agent, filed as Exhibit (c)1 to the Company's Current Report on Form 8-K filed on October 15, 1999 and incorporated herein by reference.


(4)(z) First Amendment to Rights Agreement, dated as of March 17, 2000, between Safety-Kleen Corp. and Equiserve Trust Company, N.A. filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed on March 17, 2000 and incorporated herein by reference.


(4)(aa) Letter Agreement, dated October 12, 1999, between Safety-Kleen Corp. and Laidlaw Inc. filed as Exhibit 99.2 to the Company's Current Report on Form 8-K filed on March 17, 2000 and incorporated herein by reference.


(4)(bb) Other instruments defining the rights of holders of nonregistered debt of the Company have been omitted from this exhibit list because the amount of debt authorized under any such instrument does not exceed 10% of the total assets of the Company and its subsidiaries. The Company agrees to furnish a copy of any such instrument to the Commission upon request.


(10)(a) Agreement and Plan of Merger dated as of March 16, 1998 by and among the Company, LES Acquisition, Inc., and Safety-Kleen Corp. included as Annex A of Safety-Kleen's Revised Amended Prospectus on Form 14D-9 filed as Exhibit 62 to Safety-Kleen's Amendment No. 28 to Schedule 14-9A on March 17, 1998, and incorporated herein by reference.


(10)(b) Stock Purchase Agreement between Westinghouse Electric Corporation (Seller) and Rollins Environmental Services, Inc. (Buyer) for National Electric, Inc. dated March 7, 1995.


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


(10)(e)      Rollins Environmental Services, Inc. 1993 Stock Option Plan.

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

(10)(m) Form of Change of Control Agreement A-12-22 filed as Exhibit 10(m) to the Company's 10-Q for the quarter ended February 29, 2000, and incorporated herein by reference.


(10)(n) Form of Change of Control Agreement A1 RB 11 30 filed as Exhibit 10(n) to the Company's 10-Q for the quarter ended February 29, 2000, and incorporated herein by reference.


(10)(o) Form of Change of Control Agreement A2-12-22 filed as Exhibit 10(o) to the Company's 10-Q for the quarter ended February 29, 2000, and incorporated herein by reference.


(10)(p) Form of Change of Control Agreement AAMB0120 filed as Exhibit 10(p) to the Company's 10-Q for the quarter ended February 29, 2000, and incorporated herein by reference.


(10)(q) Form of Change of Control Agreement B-12-22 filed as Exhibit 10(q) to the Company's 10-Q for the quarter ended February 29, 2000, and incorporated herein by reference.

(10)(r) Form of Change of Control Agreement C-12-22 filed as Exhibit 10(r) to the Company's 10-Q for the quarter ended February 29, 2000, and incorporated herein by reference.


(10)(s) Form of Change of Control Agreement D-12-22 filed as Exhibit 10(s) to the Company's 10-Q for the quarter ended February 29, 2000, and incorporated herein by reference.

(10)(t)      Agreement   dated  as  of  March  3,  2000,   among  the   Company,
             Safety-Kleen  Services,  Inc.,  Safety-Kleen  Ltd.  and  Kenneth W.
             Winger.

(10)(u) Demand Loan Agreement among Safety-Kleen Systems, Inc., Safety-Kleen Services, Inc. as Guarantor the Several Lenders from time to time parties thereto and Toronto Dominion (Texas), Inc. as Agent dated as of March 14, 2000.

(10)(v) Mortgage, Assignment of Rents and Leases and Security Agreement from Safety-Kleen Systems, Inc. Mortgagor to Toronto Dominion (Texas), Inc. Mortgagee dated as of March 14, 2000.

(10)(w)      Lien  Subordination  Agreement  between Toronto  Dominion  (Texas),
             Inc., as Liquidity Agent and Toronto Dominion (Texas), Inc., as Existing Debt Agent dated as of March 16, 2000.

(10)(x) Letter Agreement dated March 16, 2000 between Jay Alix & Associates and the Company.