Form 10-K
period 2000-08-31
SAFETY KLEEN CORP/
filed 2000-11-29
CIK 701856

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

                    For the Fiscal Year Ended August 31, 2000
                            -------------------------

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

Securities registered pursuant to Section 12(g) of the Act:  Title of each class
                                                             -------------------
                                                             Common Stock
                                                             ------------
                                                             Par Value $1.00
                                                             ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes    No  X
                                      ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the common stock held by non-affiliates of the registrant was $26,153,929 as of November 20, 2000.

The number of shares of the issuer's common stock outstanding as of November 20, 2000 was 100,783,596.

================================================================================


                                TABLE OF CONTENTS

ITEM                                                                                                         PAGE

                                     PART I

2.     Properties.........................................................................................  3

3.     Legal Proceedings..................................................................................  4


                                     PART II

5.     Market for Registrant's Common Equity and Related Stockholder Matters.............................. 17


                                    PART III

10.    Directors and Executive Officers of the Registrant................................................. 18

11.    Executive Compensation............................................................................. 21

12.    Security Ownership of Certain Beneficial Owners and Management..................................... 28

13.    Certain Relationships and Related Transactions..................................................... 29


                                     PART IV

14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.................................... 30

       Signatures......................................................................................... 35


         Safety-Kleen Corp. (the "Company" or "Registrant") has omitted information responsive to Items 1, 6, 7, 7A, 8 and 14 and portions of other Items which elicit financial information. As described in the Company's Current Report on Form 8-K filed on August 8, 2000, the Company dismissed PricewaterhouseCoopers LLP as its independent accountants on August 1, 2000 and engaged Arthur Andersen LLP as successor independent accountants. Upon completion of the audit by Arthur Andersen for fiscal years ended August 31, 1997 through August 31, 2000, the Company will amend this Form 10-K, file audited restated financial statements for those four fiscal years, as applicable, and respond to Items the information for which has been omitted in this filing. The Company presently anticipates making that filing as soon as practicable.

                                     PART I

ITEM 2.   PROPERTIES

         In North America, the Company operates in 45 states, seven Canadian provinces and Puerto Rico.

         In North America, the Company's sales and service representatives operate out of approximately 175 branch facilities. Of these, approximately half are leased and half are owned. A typical branch is approximately 8,000 square feet.

         The Company has 13 accumulation centers across the United States and Canada. Of these, 10 are owned. These locations serve branches by accumulating shipments of waste from the branch. As truckload quantities are collected, they are transported from these locations to the treatment, disposal or recycling plants.

         The Company has 18 service centers across the United States and Canada. Of these, 16 are owned. These locations accumulate shipments of waste from the industrial and other customers. As truckload quantities are collected, they are transported from these locations to the treatment, disposal or recycling plants.

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

         The Company operates eight commercial incineration facilities and 10 landfills throughout the United States and Canada, all of which are owned. The Company also operates 18 other treatment and disposal facilities, of which nine are leased.

         The Company operates approximately 3,800 step vans, straight truck and tractors, 650 tank and vacuum trucks, 1,200 light duty trucks and 1,800 trailer units, most of which are owned by the Company. The Company also operates approximately 1,600 leased railroad tanker cars.

         The Company owns a 106,000 square foot plant in New Berlin, Wisconsin where parts cleaner machines are assembled and buffing pads are manufactured.

         The Company owns a 66,000 square foot technical center located in Elk Grove Village, Illinois.

         The Company owns a 285,000 square foot administrative office building located in Elgin, Illinois. The building was the premises for the former corporate headquarters of Safety-Kleen Systems, Inc., a subsidiary of the Company. The Company intends to sell this property.

         The Company leases 114,000 square feet of office space in Columbia, South Carolina for its corporate headquarters.

ITEM 3.   LEGAL PROCEEDINGS

                                CHAPTER 11 FILING

         Safety-Kleen Corp. and 73 of its wholly owned domestic subsidiaries filed a voluntary petition for reorganization under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") on June 9, 2000. The petition was filed in the United States Bankruptcy Court for the District of Delaware [Case No. 00-2303 (PJW)]. Management of the Company continues to operate the business of the Company as a debtor in possession under Sections 1107 and 1108 of the Bankruptcy Code as described in Item 13 of Part 2. In this proceeding, the Company and its subsidiaries will seek approval of a Plan for Reorganization and intend to implement the Plan for Reorganization upon obtaining court approval of the Plan. Pursuant to the automatic stay provision of Section 362 of the Bankruptcy Code all non-exempt litigation matters are currently stayed.

         Laidlaw Inc., a Canadian corporation, owns approximately 44 percent of the outstanding common stock of the Company and has various other arrangements and relationships with the Company and its affiliates. On November 7, 2000, Laidlaw Inc., on behalf of itself and its direct and indirect subsidiaries, filed a proof of claim in the unliquidated amount of not less than $6.5 billion against the Company and its affiliates in the Chapter 11 cases. The Laidlaw Inc. indemnification claims against the Company and its affiliates fall into the following general categories: 1) Claims for indemnification; 2) contribution and reimbursement in connection with certain litigation matters; 3) claims against the company and its affiliates for fraudulent misrepresentation, fraud, securities law violations, and related causes of action; 4) insurance claims; 5) guaranty claims; 6) environmental contribution claims; 7) tax reimbursement claims; and 8) additional miscellaneous claims.

          The Company intends to file an objection to the claims asserted by Laidlaw Inc. in the Bankruptcy proceedings.

              MATTERS RELATED TO INVESTIGATION OF FINANCIAL RESULTS

         As previously reported in the Company's Current Report on Form 8-K dated March 6, 2000, the Company announced that it had initiated an internal investigation of its prior reported financial results and certain of its accounting policies and practices following receipt by the Company's Board of Directors of information alleging possible accounting irregularities that may have affected the previously reported financial results of the Company since fiscal year 1998. The Board appointed a Special Committee, consisting of four directors, who were then independent outside directors of the Company, to conduct the internal investigation (the "Special Committee (Investigation)"). The Special Committee (Investigation) was later expanded to five directors, with the addition of one additional independent outside director. The Company also engaged the law firm Shaw Pittman and the accounting firm Arthur Andersen LLP to assist with the comprehensive investigation of these matters. Pending the outcome of the investigation, the Board placed Kenneth W. Winger, the Company's Chief Executive Officer and a Director, Michael J. Bragagnolo, Executive Vice President and Chief Operating Officer, and Paul R. Humphreys, Sr. Vice President of Finance and Chief Financial Officer, on administrative leave. The Company terminated the employment of Messrs. Winger, Bragagnolo, and Humphreys in July 2000. The Special Committee (Investigation) is continuing its investigation.

         Beginning March 7, 2000, various Company shareholders filed actions in the United States District Court for the District of South Carolina, Columbia Division, on behalf of various alleged classes of Company shareholders (the "Shareholder Class Actions"), asserting federal securities fraud claims against the Company, Messrs. Winger, Humphreys and Bragagnolo (who are referred to herein collectively as the "Individual Defendants") and in two cases James R. Bullock, former Chairman of the Board of the Company. In August 2000, all of the Shareholder Class Actions were consolidated into two actions that are discussed in detail below. Due to the fact that the Company filed a Chapter 11 bankruptcy petition under the Bankruptcy Code on June 9, 2000 and all litigation against the Company is subject to an automatic stay, the Company was named as a nominal defendant in each consolidated action.

         On August 3, 2000, the United States District Court for the District of South Carolina, Columbia Division, approved an Order consolidating 19 of the Shareholder Class Actions and any other actions alleging claims on behalf of investors who acquired shares of the Company's common stock in the time period November 13, 1997 through  March 6, 2000 into one  action,  IN RE  SAFETY-KLEEN  CORP.  SECURITIES
LITIGATION, Civil Action No. 3:00-CV-736-17 (the "Securities Consolidated Action"). Each of the Shareholder Class Actions consolidated into the Securities Consolidated Action was dismissed without prejudice. A Consolidated Amended Complaint was filed in the United States District Court for the District of South Carolina, Columbia Division, on September 18, 2000. The Securities Consolidated Action is brought on behalf of all persons, except defendants, who
(i) purchased the common stock of Laidlaw Environmental Services, Inc. ("LES") between July 9, 1997 and July 1, 1998, (ii) purchased the common stock of Safety-Kleen Corp. between July 1, 1998 and March 6, 2000 or (iii) exchanged shares of Safety-Kleen Corp. common stock for shares of the common stock of LES in the merger of LES and Safety-Kleen Corp. In addition to naming the Individual Defendants and Bullock, the Amended Complaint also named John R. Grainger, Leslie W. Haworth, John W. Rollins, Jr., David E. Thomas, Jr., Henry B. Tippie, James L. Wareham, Grover C. Wrenn and Henry H. Taylor, all of whom are present or former officers or members of the Board of Directors of the Company and/or Laidlaw Inc. and PricewaterhouseCoopers LLP as defendants to the Securities
Consolidated Action. The Amended Complaint alleges that the defendants disseminated materially false and misleading information and failed to disclose material facts with respect to the Company's financial condition and business prospects, thereby causing the market price of Company securities to be artificially inflated during the relevant class periods and that the class members acquired Company securities during the class periods at artificially inflated prices and were damaged thereby. The Amended Complaint asserts various violations of federal securities laws including violations of Sections 10(b), 14(a) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and Sections 11, 12(a)(2) and 15 of the Securities Act of 1933. The Securities Consolidated Action seeks to recover damages in an unspecified amount that the class members allegedly sustained by purchasing shares of the Company's common stock at artificially inflated prices, as well as related relief. Pursuant to a Scheduling Order in the Securities Consolidated Action, all answers, responsive pleadings and motions must be filed or served not later than December 11, 2000.

         On August 11, 2000, the United States District Court for the District of South Carolina, Columbia Division, approved an Order consolidating the remaining two Shareholder Class Actions involving shareholders who were former shareholders of Rollins Environmental Services, Inc. ("Rollins") into one action, IN RE SAFETY-KLEEN CORP. SECURITY LITIGATION, Civil Action No. 3:00 1343-17 (the "Security Consolidated Action"). The two Shareholder Class Actions consolidated into the Security Consolidated Action were dismissed without prejudice. On October 2, 2000, a Consolidated Amended Class Action Complaint for Violations of Federal Securities Laws in the Security Consolidated Action was filed in the United States District Court for the District of South Carolina, Columbia Division. The Security Consolidated Action is brought on behalf of all persons, except defendants, who were former shareholders of Rollins and who received or should have received the Proxy Statement (the "Proxy Statement") issued to shareholders of Rollins to notify them of the special meeting that had been convened to vote on the reverse acquisition of Rollins by the Company. The Complaint named the Individual Defendants, Bullock, the Estate of John W. Rollins, John W. Rollins, Jr. and Laidlaw Inc. as defendants to the Security Consolidated Action. The Complaint principally alleges that the defendants disseminated materially false and misleading information and failed to disclose material facts with respect to the Company's financial condition and business prospects in connection with the Proxy Statement and, as a result, the class members were denied an opportunity to make an informed voting decision at the special meeting for approval of the reverse acquisition. The Security Consolidated Action asserts various violations of federal securities laws including violations of Sections 14(a) and 20 of the Securities Exchange Act of 1934 and Rule 14a-9 promulgated thereunder. The Security Consolidated Action seeks to recover damages in an unspecified amount that the class members allegedly sustained as a result of the reverse acquisition and the voting in connection therewith, as well as related relief. Pursuant to a Scheduling Order in the Security Consolidated Action, all answers, responsive pleadings and motions must be filed or served not later than December 5, 2000.

     In addition to the above, two shareholder derivative lawsuits were filed in the Delaware Court of Chancery for New Castle County on behalf of the Company, against certain of its directors and former directors (the "Delaware Derivative Actions"): (1) Civil Action No. 17923-NC on March 24, 2000, pending under the caption PETER FRANK VS. KENNETH W. WINGER, JOHN W. ROLLINS, JAMES R. BULLOCK, DAVID E. THOMAS, JR., LESLIE W. HAWORTH, HENRY B. TIPPIE, JAMES L. WAREHAM, JOHN
W. ROLLINS, JR., ROBERT W. LUBA AND GROVER C. WREN (SIC), (the "Director Defendants") AND SAFETY-KLEEN CORP. (NOMINAL DEFENDANT) and (2) Civil Action No. 1974-NC on March 30, 2000, pending under the caption HARBOR FINANCE PARTNERS, DERIVATIVELY ON BEHALF OF SAFETY-KLEEN CORP., AGAINST JAMES R. BULLOCK, JOHN W. ROLLINS, SR., DAVID E. THOMAS, JR., KENNETH W. WINGER, LESLIE W. HAWORTH, HENRY
B. TIPPIE, JAMES L. WAREHAM, JOHN W. ROLLINS, JR., ROBERT W. LUBA, PETER N.T. WIDDRINGTON AND GROVER C. WRENN, DEFENDANTS AND SAFETY-KLEEN CORP. (NOMINAL DEFENDANT). The Delaware Derivative Actions assert, among other things, that the Director Defendants breached their fiduciary obligations to the Company and its shareholders by failing to adequately supervise the Company and to monitor its internal financial administrative policies, procedures and controls over an extended period of time, thereby exposing the Company to class action lawsuits and the loss of goodwill in the investment community, resulting in damages to the Company and its shareholders. These claims seek to recover damages on behalf of the Company against the Director Defendants in an unspecified amount as well as related relief.

         On April 13, 2000, a class action MUZINICH & CO., INC., INDIVIDUALLY AND ON BEHALF OF ALL OTHERS SIMILARLY SITUATED, V. SAFETY-KLEEN CORP., KENNETH
W. WINGER, MICHAEL J. BRAGAGNOLO, PAUL R. HUMPHREYS, LAIDLAW, INC. AND PRICEWATERHOUSE COOPERS, LLP, Civil Action No. 3:00-1145-17, was filed in the United States District Court for the District of South Carolina, Columbia Division. An Amended Class Action Complaint for violations of the federal securities laws was filed on August 25, 2000 pursuant to an August 3, 2000 Order of the United States District Court Judge. The Company was not named as a defendant in the amended complaint. The action is filed on behalf of a class comprised of all persons who purchased 9.25% Senior Subordinated Notes due 2008 of the Company (the "Bonds") during the period from October 23, 1998 through June 9, 2000. The plaintiffs allege that during the class period the defendants made material misrepresentations concerning the Company's financial results causing the Bonds to trade at artificially inflated prices. The action asserts, among other things, various violations of the federal securities laws including violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The action seeks to recover damages in an unspecified amount that the class members allegedly sustained, as well as related relief.

         On July 18, 2000, a class action AMERICAN HIGH- INCOME TRUST AND STATE STREET RESEARCH INCOME TRUST SUING ON BEHALF OF THEMSELVES AND ALL OTHERS SIMILARLY SITUATED V. KENNETH W. WINGER, LAIDLAW, INC., PRICEWATERHOUSECOOPERS, LLP, TD SECURITIES (USA) INC., NATIONSBANC MONTGOMERY SECURITIES, RAYMOND JAMES & ASSOCIATES, INC., ARTHUR ANDERSEN LLP, JAMES R. BULLOCK, PAUL R. HUMPHREYS, JOHN W. ROLLINS, SR., JOHN W. ROLLINS, JR., LESLIE W. HAWORTH, ROBERT W. LUBA, DAVID E. THOMAS, JR., HENRY B. TIPPIE, JAMES L. WAREHAM, GROVER C. WRENN, MICHAEL J. BRAGAGNOLO AND HENRY H. TAYLOR, Civil Action No. 00-661, was filed in the United States District Court for the District of Delaware. This action is brought on behalf of all investors who purchased or acquired certain bonds issued by the Company in initial offerings or on the secondary market from April 17, 1998 through March 6, 2000. The action alleges that the Company disseminated materially false and misleading financial statements and that the class members purchased the bonds in reliance upon such financial statements. The action asserts, among other things, various violations of federal securities laws including violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, Sections 10(b), 18 and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated under the Exchange Act. The action seeks to recover damages in an unspecified amount that the class members allegedly sustained, as well as related relief.

         In addition, two class actions have been filed against Laidlaw Inc. and certain of its directors on behalf of purchasers of shares of the common stock of Laidlaw Inc. and purchasers of bonds of Laidlaw Inc. during the period October 15, 1997 through and including March 13, 2000. The shareholder class action, BARBARA MELTZER V. JOHN R. GRAINGER, JAMES R. BULLOCK, LESLIE W. HAWORTH AND LAIDLAW INC, Civil Action No. 3:00-CV-2518-17, was filed with the United Stated District Court for the District of South Carolina, Columbia Division, on August 14, 2000. The bondholder class action, DAVID I. L. SUNSTEIN V. JOHN R. GRAINGER, JAMES R. BULLOCK, LESLIE W. HAWORTH AND LAIDLAW INC., Civil Action No. 3:00-CV-855, was filed with the United Stated District Court for the District of South Carolina, Columbia Division, on March 17, 2000. Both actions allege, among other things, that the defendants made false and misleading statements and violated certain federal securities laws. The actions seek to recover damages in an unspecified amount that the applicable class members allegedly sustained, as well as related relief. Messrs. Grainger, Bullock and Haworth have demanded to be indemnified by the Company in these actions.

         Shortly after the Company's March 6, 2000 announcement, Company representatives met with officials of the Securities and Exchange Commission
(the "Commission") and advised the Commission of the alleged accounting irregularities and the Company's internal investigation with respect to the allegations. On March 10, 2000, the Company was advised that the Commission had initiated a formal investigation of the Company. Also on March 10, 2000, the Commission issued a subpoena to the Company requiring the production of certain financial and corporate documents relating to the preparation of Company financial statements, reports and audits for fiscal years 1998, 1999 and portions of fiscal years 1997 and 2000 and for various other documents pertaining to and ancillary to the alleged accounting irregularities. The Company has responded to the subpoenas.

         On or about March 22, 2000, the Company was served with a subpoena issued by a Grand Jury sitting in the United States District Court for the Southern District of New York seeking production of the same documents described in the Commission's subpoena. The Company has responded to the subpoena.

         The Company is cooperating with each of the investigations.

                           FINANCIAL ASSURANCE ISSUES

         Under  Resource  Conservation  and  Recovery  Act  ("RCRA")  and  Toxic
Substances Control Act ("TSCA"), owners and operators of certain waste management facilities are subject to financial assurance requirements to ensure performance of their closure, post-closure and corrective action obligations. The Company and certain of its subsidiaries as owners and operators of RCRA and TSCA waste management facilities are subject to these financial assurance requirements. Applicable regulations allow owners and operators to provide financial assurance through a surety bond from an approved surety. In order to qualify as an approved surety for the purposes of providing financial assurance under RCRA and TSCA, a surety company must be listed on Circular 570, maintained and distributed publicly by the United States Department of the Treasury. In compliance with the law, the Company and its subsidiaries procured surety bonds issued by Frontier Insurance Company ("Frontier") as financial assurance. Of the total amount of financial assurance required of the Company and its affiliates under the environmental statutes, which approximated $500 million as of May 31, 2000, slightly more than 50 percent of such requirements were satisfied through assurances provided by Frontier in the form surety bonds.

         On June 6, 2000, the U.S. Treasury issued notification that Frontier no longer qualified as an acceptable surety on Federal bonds and had been removed from Circular 570 on May 31, 2000. Accordingly, effective May 31, 2000, the Company and its affiliates no longer had compliant financial assurance for many of its facilities. Under applicable regulations, the Company and its affected subsidiaries were required to obtain compliant financial assurance within sixty days, and in some states, more quickly.

         Immediately following the June 6, 2000 announcement that Frontier no longer qualified as an approved surety, the Company notified the U.S.
Environmental Protection Agency ("EPA") of its lack of certified financial statements for fiscal years 1997, 1998 and 1999 and the difficulties that certain alleged accounting irregularities would cause in the Company in attempting to obtain compliant financial assurance for its facilities previously covered by the Frontier bonds. The Company and EPA also contacted states in which the non-compliant facilities were located and apprised such states of these facts.

         The Company and EPA engaged in negotiations resulting in the entry of a Consent Agreement and Final Order ("CAFO"). The main component of the CAFO is a compliance schedule for the Company and its affected subsidiaries to obtain compliant financial assurance for the facilities covered by the Frontier bonds. Under the agreement, the Company and its affected subsidiaries are required to obtain compliant financial assurance as expeditiously as possible, but no later than December 15, 2000. If compliant financial assurance is not obtained by December 15, 2000, EPA can extend the deadline to February 28, 2001. The Company and its affected subsidiaries may also request further extensions of time from EPA, but the CAFO does not obligate EPA to grant such further extensions. There can be no assurance that the Company will meet the December 15, 2000, deadline or any extension thereof, for obtaining compliant financial assurance.

         If the Company's affected facilities are unable to secure compliant financial assurance by the agreed-upon deadlines, the CAFO requires the Company and its affected facilities to cease accepting waste and to initiate closure and post-closure measures in accordance with their permits and applicable federal and state requirements. Under the CAFO, EPA reserves the right, in consultation with an affected state, to determine in its discretion and in accordance with applicable law, to modify these requirements.

         Under the CAFO, until such time as the affected facilities have obtained compliant financial assurance, the Company and its affected facilities must not seek to withdraw an existing irrevocable letter of credit in the amount of $28.5 million from Toronto Dominion Bank for the benefit of Frontier and shall take all steps necessary to keep current the existing Frontier surety bonds.

         Pursuant to the terms of the CAFO, the Company and its affected subsidiaries have agreed to a schedule by which EPA and Participating States (as defined below) may monitor the Company's efforts to obtain compliant financial assurance. (A "Participating State" is a state with authority to enforce financial assurance requirements, but which referred that authority to EPA for purposes of the CAFO.) This schedule includes required periodic reports to EPA and participating states. EPA and the Participating States are considering the Company's request to modify certain deadlines in this schedule. In addition, the CAFO requires the Company and its affected subsidiaries to retain an independent environmental auditor to conduct an environmental management systems analysis and to conduct comprehensive environmental audits at certain facilities. The CAFO, as modified by the Bankruptcy Court Order approving it, also calls for the payment of a civil penalty in the amount of approximately $201,000 by Safety-Kleen Services, Inc., a wholly-owned subsidiary of the Company. If additional states become Participating States, the amount of this penalty will increase. In addition, the Company or certain of its subsidiaries may be required to pay additional penalty amounts to states that enter similar, but separate, agreements with the Company and its appropriate subsidiaries concerning the replacement of Frontier.

         In the CAFO, the Company and certain of its subsidiaries waived certain arguments they otherwise could have asserted under the Bankruptcy Code with respect to their financial assurance and certain other obligations under environmental laws.

         The Company and EPA contacted states in which affected company facilities were located and apprised these states of the terms of the CAFO. As noted, several of the Participating States referred the affected facilities non-compliance to EPA for enforcement and joined in the CAFO. Certain other states (referred to in the CAFO as the "Parallel Action States") have entered parallel agreements with the Company and appropriate subsidiaries. Other states have entered or have indicated an interest to enter agreement with affected facilities with terms similar to the CAFO. If for any reason the Company and/or its subsidiaries or affiliates were unable to conclude such an agreement in a particular state, the impact on the Company could be material.

         The State of South Carolina has indicated that it will not be a Participating State or a Parallel Action State for facilities owned or operated by Safety-Kleen (Pinewood), Inc.

         The CAFO was approved by the U.S. Bankruptcy Court on October 17, 2000. The Company and its affected subsidiaries continue to exercise their best efforts to obtain compliant financial assurance in replacement of the Frontier bonds as expeditiously as possible.

                                     GENERAL

         The Company's hazardous and industrial waste services are continuously regulated by federal, state, provincial and local laws enacted to regulate the discharge of materials into the environment or primarily for the purpose of protecting the environment. This inherent regulation of the Company necessarily results in its frequently becoming a party to judicial or administrative proceedings involving all levels of governmental authorities and other interested parties. The issues that are involved generally relate to applications for permits and licenses by the Company and their conformity with legal requirements and alleged violations of existing permits and licenses. At August 31, 2000, subsidiaries of the Company were involved in 8 proceedings in which a governmental authority is a party relating primarily to activities at waste treatment, storage and disposal facilities where the Company believes sanctions involved in each instance may exceed $100,000.

         In the United States, CERCLA imposes financial liability on persons who are responsible for the release of hazardous substances into the environment. Present and past owners and operators of sites which release hazardous substances, as well as generators, disposal arrangers and transporters of the waste material, are jointly and severally liable for remediation costs and environmental damage. At August 31, 2000, the Company had identified 52 active federal or state-run CERCLA sites where the Company is a potentially responsible party. The Company continually reviews its status with respect to each location and the extent of its alleged contribution to the volume of waste at the location, the available evidence connecting the Company to that location, and the financial soundness of other potentially responsible parties at the location.

PRODUCTS LIABILITY CASES

         From time to time, the Company is named as a defendant in various lawsuits arising in the ordinary course of business, including proceedings wherein persons claim personal injury resulting from the use of the Company's parts cleaner equipment and/or cleaning products. A number of such legal proceedings are currently pending in various courts and jurisdictions throughout the United States. These proceedings typically involve allegations that the solvent used in the Company's parts cleaner equipment contains contaminants and/or that the Company's recycling process does not effectively remove the contaminants that become entrained in the solvent during its use. In addition, claimants assert that the Company failed to adequately warn the product user of potential risks. In the aggregate, the plaintiff's claims are in excess of $150 million. The Company maintains insurance which it believes will provide coverage for these claims over self insured retentions and deductibles, which in the aggregate, the Company believes are less than $10 million. The Company believes that these claims are not meritorious and intends to vigorously defend itself and the safety of its products against any and all such claims.

                          SAFETY-KLEEN (PINEWOOD), INC.

         A subsidiary of the Company, Safety-Kleen (Pinewood), Inc. ("Pinewood"), owns and operates a hazardous waste landfill near the Town of Pinewood in Sumter County, South Carolina. On May 19, 1994, the South Carolina Department of Health and Environmental Control ("DHEC") issued a Resource Conservation and Recovery Act ("RCRA") Part B permit for operation of the Pinewood Facility which included provisions governing financial assurance and capacity for the facility.

FINANCIAL ASSURANCE

         South Carolina law requires that  hazardous  waste  facilities  provide
evidence  of  financial  assurance  for  potential   environmental  cleanup  and
restoration in form and amount to be determined by DHEC.

         In its order dated May 19, 1994, the Board of DHEC (the "Board") decided that over a ten year period Pinewood must establish a cash funded trust (the "GSX Contribution Fund") in the amount of $133 million, adjusted for inflation, as financial assurance for potential environmental cleanup and restoration. In August 1994, Pinewood paid approximately $14 million cash into the trust fund as a first installment. The cash funded trust now stands at approximately $19.2 million. Pinewood appealed to the South Carolina Circuit Court contesting the legality of the Board's determination.

         In June 1995, DHEC promulgated, and the South Carolina legislature approved, regulations (the "Regulations") governing financial assurance for environmental cleanup and restoration giving owner/operators of hazardous waste facilities the right to choose from among six options for providing financial assurance. The options include insurance, a bond, a letter of credit, a cash trust fund and a corporate guaranty, subject to a financial soundness test.

         In June 1995, under authority of the new Regulations, Pinewood submitted financial assurance for potential environmental cleanup and restoration composed of a combination of the existing State Permitted Sites Fund (this is a state of South Carolina fund created by statute and funded by hazardous waste disposal taxes) in the amount of approximately $8 million and the balance of a total package of $135 million by way of a corporate guaranty by Laidlaw Inc. in the amount of approximately $127 million. Pinewood also left in place the existing cash trust fund in the amount of approximately $16 million. DHEC accepted Pinewood's financial submittal. On September 15, 1995, DHEC issued a declaratory ruling finding the new Regulations applicable to financial assurance requirements for Pinewood. A group of parties opposed to the ruling appealed the declaratory ruling to the South Carolina Circuit Court. The opposing parties include Citizens Asking for a Safe Environment, Energy Research Foundation, County of Sumter, Sierra Club, County of Clarendon, The Sumter
County Legislative Delegation, the South Carolina Department of Natural Resources and the South Carolina Public Service Authority. In June 1996, Pinewood submitted and DHEC accepted a similar financial assurance package for the state fiscal year ended June 30, 1997. In June 1997, June 1998, and June 1999 Pinewood submitted and DHEC approved financial assurance packages for the state fiscal years ending June 30, 1998, 1999 and 2000, consisting of the State Permitted Sites Fund (approximately $14 million), the cash trust fund now in the amount of approximately $19.2 million and the balance of a total package of approximately $140 million in insurance coverage to replace the Laidlaw guarantee.

CAPACITY

         In its May 19, 1994 Order, DHEC established Pinewood's permitted capacity at 2,250 acre feet and determined that from the date of the order all wastes disposed, hazardous and non-hazardous, would be included in determining the exhaustion of permitted capacity and non-hazardous waste disposed prior to the May 19, 1994 order would not be counted toward the hazardous waste capacity.

CIRCUIT COURT DECISION

         Pinewood's appeal of the May 19, 1994 DHEC order and the opposing parties' appeal of the May 19, 1994 DHEC Order and the September 15, 1995 DHEC declaratory ruling were consolidated in the South Carolina Circuit Court in the case captioned Laidlaw Environmental Services of South Carolina, Inc. et. al., Petitioners vs. South Carolina Department of Health and Environmental Control and South Carolina Board of Health and Environmental Control, Respondents - Energy Research Foundation, et al., Intervenors, Docket Numbers C/A 94-CP-43-175, 94-CP-43-178, 94-CP-40-1412 and 94-CP-40-1859. A decision was issued by the Circuit Court on August 19, 1997 finding the Regulations legally valid and applicable to financial assurance requirements of the Pinewood landfill and upholding DHEC determinations of capacity for the Pinewood landfill. Opposing parties appealed the decision to the South Carolina Court of Appeals ("Court of Appeals"). The Court of Appeals heard arguments in the case on September 9, 1999.

COURT OF APPEALS DECISION

         The Court of Appeals issued a decision on January 17, 2000.   The Court
of Appeals declared:

1. The Regulations were invalid due to insufficient public notice during the promulgation procedure and ordered Pinewood to immediately comply with the cash financial assurance requirements of the May 19th Order (this would require a present cash payment of approximately $70 million).

2. That non-hazardous and hazardous waste counts against Pinewood capacity from the beginning of waste disposal. The practical effect of the decision would render Pinewood at 500 acre feet over its permitted capacity.

Pinewood petitioned for a rehearing which was denied by the Court of Appeals in its order dated April 4, 2000.

FURTHER PROCEEDINGS

         On May 4, 2000, Pinewood petitioned the South Carolina Supreme Court for a writ of certiorari from the State Court of Appeals decision.

         On June 9, 2000 (on the same day but after Pinewood filed its petition for bankruptcy protection in the United States District Court for the District of Delaware), DHEC issued an Emergency Order finding that Frontier Insurance Company - which is the issuer of bonds used to provide for Pinewood's closure cost, post-closure cost, and third party liability financial assurance - no longer met regulatory standards for bond issuers. Based on this finding, DHEC ordered Pinewood to cease accepting waste for disposal by August 28, 2000, unless it could provide acceptable alternative financial assurance by June 27, 2000.

         On June 13, 2000, the South Carolina Supreme Court denied Pinewood's petition for a writ of certiorari and the decision of the Court of Appeals became final.

         On June 14, 2000, DHEC sent notice by letter to the Pinewood Facility directing that Pinewood cease accepting waste for disposal in 30 days and submit a closure plan. DHEC based this directive on the then final decision of the Court of Appeals that all non-hazardous waste disposed at Pinewood should be counted against Pinewood's hazardous waste capacity limit and DHEC's resulting conclusion that there is no remaining permitted capacity at Pinewood.

         On June 22, 2000, DHEC sent notice by letter to Pinewood that under the Court of Appeals decision, financial assurance regulations for cleanup and/or environmental impairment restoration at hazardous waste treatment, storage, and disposal facilities were vacated and, therefore, the financial assurance for Pinewood must be provided in accordance with the DHEC Board Order dated May 19, 1994. The June 22, 2000 letter further directed that within 15 days Pinewood provide DHEC with information on how Pinewood would comply with the May 19, 1994 DHEC Board Order including payment into the GSX Contribution Fund. As of October 31, 2000, the GSX Contribution Fund contained $19,297,870, consequently under the June 22, 2000 DHEC letter Pinewood would be required to currently pay approximately $68 million into the GSX Contribution Fund, as well as make payments of approximately $14 million each year for the next four years to reach the full funding requirement.

FEDERAL DISTRICT COURT PROCEEDINGS

         On July 7, 2000, in the legal action captioned: IN RE: SAFETY-KLEEN CORP., ET AL. DEBTOR, CHAPTER 11 CASES, DELAWARE BANKRUPTCY COURT, CASE NOS. 00-203 (PJW), ADVERSARY PROCEEDING NO. 00-698-SAFETY-KLEEN (PINEWOOD), INC. V. STATE OF SOUTH CAROLINA, ET AL., DISTRICT OF SOUTH CAROLINA (MJP) CASE NO. 3:00-2243-10, Pinewood commenced legal proceedings to enjoin enforcement of the June 9, 2000 closure order and the June 14, 2000 closure letter as well as to challenge the June 9, 2000 order, June 14, 2000 letter, and June 22, 2000 letter on the merits. In this action, Pinewood sought to stay and/or enjoin DHEC and the State of South Carolina from enforcement of the previously-described directives to Pinewood set forth in the June 9, 2000 Order, the June 14, 2000 DHEC letter to Pinewood, and the June 22, 2000 DHEC letter to Pinewood upon the grounds that the actions of DHEC are invalid under various provisions of the United States Constitution and/or violate the automatic stay provision of the Bankruptcy Code and/or should be enjoined under the equitable powers of the Bankruptcy Court.

As an alternative cause of action, Pinewood demanded that it be compensated for the taking of its property without just compensation under provisions of the Constitutions of the United States and the State of South Carolina.

         On July 10, 2000, the United States District Court for the District of Delaware issued an Order restraining DHEC and the State of South Carolina from enforcing its anticipated closure of the Pinewood facility pursuant to the June 14, 2000 letter. On July 12, 2000 the United States District Court for the District of Delaware issued an Order transferring the case to the United States District Court for the District of South Carolina and ordering that the July 10, 2000 Order remain in full force and effect pending a ruling from the United States District Court for the District of South Carolina on Pinewood's request for a preliminary injunction against DHEC and the State of South Carolina.

         On August 25, 2000, the United States District Court for the District of South Carolina issued the following rulings:

1. Denied South Carolina's motion to dismiss Pinewood's claims upon jurisdictional grounds and certified the issue for an immediate appeal to the United States Court of Appeals for the Fourth Circuit (the "Jurisdictional Ruling");

2. Held that the June 9, 2000 Emergency Order was subject to the automatic stay provisions of Section 362 of the Bankruptcy Code (the "Automatic Stay Ruling");

3. Denied Pinewood's Motion for a preliminary injunction with respect to the June 14, 2000 DHEC letter; and

4. Granted a stay of enforcement of the June 14, 2000 DHEC letter for a period of 30 days during which Pinewood may file a petition for injunction pending appeal in the United States Court of Appeals for the Fourth Circuit.

         The State of South Carolina appealed the Jurisdictional Ruling and the Automatic Stay Ruling to the United States Court of Appeals for the Fourth Circuit. Pinewood appealed the District Court's ruling denying Pinewood's motion for a preliminary injunction, has petitioned the Appeals Court for an injunction pending the appeal, and has filed a Motion with the Appeals Court asking for an expedited appeal.

         On September 22, 2000, The United States Court of Appeals for the Fourth Circuit denied Pinewood's motion for an injunction pending the appeal and granted Pinewood's motion to expedite the appeal.

FURTHER PROCEEDINGS BEFORE DHEC

         On September 25, 2000 Pinewood filed with DHEC a request for a permit modification increasing landfill capacity and concurrently filed a request for temporary authorization to continue waste disposal at the facility pending a DHEC decision on the requested permit modifications.

         At midnight on September 25, 2000, Pinewood suspended waste disposal in the landfill pending action by DHEC and/or court decision allowing continued waste disposal. On September 26, 2000, DHEC denied Pinewood's request for temporary authorization for continued waste disposal at its Pinewood landfill.

LAIDLAW INC. INDEMNIFICATION

         The Stock Purchase Agreement (the "Stock Purchase Agreement") among Rollins Environmental Services, Inc. (now Safety-Kleen Corp.) and Laidlaw Inc. and Laidlaw Transportation, Inc. ("LTI") dated February 6, 1997, provides that Laidlaw Inc. shall maintain, solely at its expense, until the tenth anniversary of the Closing Date (May 15, 1997), the financial mechanism that as may be permitted by the relevant environmental laws to provide the required financial assurance for potential environmental cleanup and restoration at the Pinewood facility. See also the "Laidlaw Inc. Relationships" discussion in Item 13 of
Part 2.

                             VILLE MERCIER FACILITY

         On May 10, 1991, representatives of the Ministry of the Environment of the Province of Quebec conducted a search on property of a subsidiary of the Company in Ville Mercier pursuant to a search warrant issued on the basis of allegations that the subsidiary, prior to its acquisition, had during the years 1973, 1974 and 1975, illegally buried between 500 and 600 barrels of industrial waste in the ground on the site. As a result of that search and the finding of barrels of industrial waste, the subsidiary immediately undertook an investigation and submitted a restoration plan to the Ministry of the Environment and in fact, commenced the restoration activity. On May 24, 1991, the Minister of the Environment issued an order under the provisions of the Environment Quality Act, ordering the subsidiary to collect all the contaminants dumped, emitted, issued or discharged into the environment. This order was issued without notice to the subsidiary at a time when the subsidiary was already carrying out its restoration plan. The subsidiary filed a motion in the Superior Court in the Province of Quebec and the District of Montreal seeking an order to, among other things, cancel and annul the order on the basis, that the burial of the barrels between 1973 and 1975 did not constitute an actual and current discharge, emission or deposit of contaminants into the environment justifying the 1991 order under the law and that the order did not identify the contaminants that the subsidiary was required to remove, their location, or the time in which this should be accomplished. Following implementation of the restoration plan, these proceedings were suspended. Management believes that the restoration plan submitted by the subsidiary as amended after consultation with the Ministry of the Environment has been implemented and that any contamination resulting from the barrels of industrial waste has been remediated.

         Unrelated to the barrels of industrial waste referred to above, in a letter dated June 19, 1992, the Quebec Ministry of the Environment requested the subsidiary to advise the Ministry, within 30 days of receipt of the request, of its intentions concerning the carrying out of certain characterization studies of soil and water and restoration work with respect to certain areas of the Ville Mercier property. In 1968, the Quebec government had issued two permits to an unrelated company to dump organic liquids into lagoons on the Ville Mercier property. By 1971, groundwater contamination had been identified. In 1972, the Quebec government provided an alternate water supply to Ville Mercier. In the same year, the permit authorizing the dumping of liquids was terminated and a permit to operate an organic liquids incinerator on the property was granted to an entity which was indirectly acquired by the Company in 1989. In 1973, the Quebec government contracted with the incinerator operator to incinerate the pumpable liquids in the lagoons. In 1980, the incinerator operator removed, solidified and disposed of the non-pumpable material from the lagoons in a secure cell and completed the closure of the lagoons at its own expense. In 1983, the Quebec government constructed and continues to operate a groundwater pumping and treatment facility near the lagoons. The Company believes that its subsidiary is not the party responsible for the lagoon and groundwater contamination. By letter dated July 17, 1992, the subsidiary responded by first denying any responsibility for the decontamination and restoration of its site and secondly, by proposing that the Quebec Ministry of the Environment and the subsidiary form a working group to find the most appropriate technical solution to the contamination problem. On November 16 and 25, 1992, the Minister of the Environment, pursuant to the provisions of the Environment Quality Act, served the subsidiary with two Notices alleging that the subsidiary was responsible for the presence of contaminants on its property and that of its neighbor and ordering the subsidiary to take all the necessary measures to excavate, eliminate or treat all of the contaminated soils and residues located within the areas defined in the Notices and to recover and treat all of the contaminated waters resulting from the aforementioned measures. The Notices further provided that failing the receipt by the Department of Environment, within ten days of the date of service of the Notices, of an undertaking by the subsidiary to carry out the aforementioned measures, the Minister of the Environment would proceed to do the work and would claim from the subsidiary the direct and indirect costs relating to such work.

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

         The subsidiary filed legal proceedings seeking a court determination of the liability associated with the contamination of the former Mercier lagoons. The subsidiary asserted that it has no responsibility for the contamination on the site. The Minister claimed that the subsidiary is responsible for the contamination and should reimburse the Province of Quebec for costs incurred to the present in the amount of CDN$17.4 million and should be responsible for future remediation costs.

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

         Pursuant to the Stock Purchase Agreement Laidlaw Inc. and LTI agreed to indemnify and hold harmless the Company and its subsidiaries for any damages resulting from the remediation of contaminated soils and water arising from the former lagoon sites and the operation of the incinerator at Mercier, Quebec. The indemnification is only to the extent that the aggregate cash expenditure with respect to such damages exceeds in the aggregate (i) $1 million during such year and (ii) since May 15, 1997, an amount equal to the product of $1 million times the number of years that have elapsed since May 15, 1997; however, there shall be no indemnification for any cash expenditures incurred more than six years after May 15, 1997. As of August 31, 2000, the Company has not incurred expenses for which it would be entitled to indemnification under the Stock Purchase Agreement. See also the "Laidlaw Inc. Relationships" discussion in Item 13 of
Part 2.

                             MARINE SHALE PROCESSORS

         Beginning in the mid-1980's and continuing until July 1996, Marine Shale Processors, Inc., located in Amelia, Louisiana ("Marine Shale"), operated a kiln which incinerated waste producing a vitrified aggregate as a by-product. Marine Shale contended that its operation recycled waste into a useful product, i.e. vitrified aggregate, and therefore, was exempt from RCRA regulation and permitting requirements as a Hazardous Waste Incinerator. U.S. EPA contended that Marine Shale was a sham recycler subject to the regulation and permitting requirements as a Hazardous Waste Incinerator under RCRA, that its vitrified aggregate by product was a hazardous waste, and that Marine Shale's continued operation without required permits was illegal. Litigation between EPA and Marine Shale with respect to this issue began in 1990 and continued until July 1996 when Marine Shale was ordered to shut down its operations by U.S. Fifth Circuit Court of Appeals.

         During the course of its operation, Marine Shale produced thousands of tons of aggregate, some of which was sold as fill material at various locations in the vicinity of Amelia, Louisiana, but most of which is stockpiled on the premises of the Marine Shale Facility. Moreover, as a result of past operations, soil and groundwater contamination exists on the Marine Shale site.

         In November 1996, an option to buy Marine Shale was obtained by GTX, Inc. with the intent to operate the facility as a permitted Hazardous Waste Incinerator. Subsequently, Marine Shale, GTX and U.S. EPA reached a settlement, including a required cleanup of the aggregate and the facility, and the Louisiana Department of Environmental Quality issued a draft permit to GTX for operation of the Marine Shale facility as a RCRA permitted Hazardous Waste Incinerator. Appeals were taken by opposition parties and in October 1999, a Louisiana State Court Judge ruled that the draft permit was improperly issued. GTX appealed this decision and in October 2000, the Appeals Court reversed the lower court and affirmed the permit issuance. It is uncertain whether GTX will begin operation of the Marine Shale facility.

         The Company was one of the largest customers of Marine Shale. In the event Marine Shale does not operate, the potential exists for an EPA action requiring cleanup of the Marine Shale site and the stockpiled aggregate under CERCLA. In this event, Safety-Kleen Corp. would be exposed to potential financial liability for remediation costs as a potentially responsible party under CERCLA.

         The Stock Purchase Agreement provides that Laidlaw Inc. and LTI shall indemnify Safety-Kleen Corp. for environmental liability arising with respect to the treatment of waste at the Marine Shale facility. The indemnification is only to the extent that the aggregate case expenditure with respect to such damages exceeds in the aggregate (i) $1 million during such year; and (ii) since May 15, 1997 an amount equal to the product of $1 million times the number of years that have elapsed since May 15, 1997; however, there shall be no indemnification for any cash expenditures by Safety-Kleen Corp. incurred more than six years after May 15, 1997. As of August 31, 2000, the Company has not incurred expenses for which it would be entitled to indemnification under the Stock Purchase Agreement. See also the "Laidlaw Inc. Relationships" discussion in Item 13 of
Part 2.

                LAMBTON HAZARDOUS WASTE LANDFILL, ONTARIO, CANADA

         On September 3, 1999, The Company's Lambton hazardous waste landfill facility in Ontario, Canada, discovered an upwelling of water and natural gas in a disposal cell designated as Sub-cell 3. While in the course of trying to determine the source and cause of the upwelling, the Company informed the Ontario Ministry of Environment and Energy ("MOE") of the situation. On November 2, 1999, MOE issued a Field Order finding that the upward migration of water and methane gas onto the landfill cell floor necessitated that the Company not utilize the newly constructed Sub-cell 3 for waste disposal. On December 14, 1999 the MOE issued a second Field Order requiring that Sub-cell 4, another newly constructed cell, not be utilized for waste disposal after MOE officials observed what they believed to be significant gas evolution from the bottom of the cell. On December 21, 1999 independent technical experts and Company professionals presented to MOE testimony and a report addressing MOE concerns. Following the hearing and testimony, the MOE issued a third Field Order on December 24, 1999 revoking the two previous orders and allowing the utilization of Sub-cell 4 for waste disposal under new conditions which included that; (1) no waste in Sub-cell 4 was to be placed below an elevation of 182 meters above mean sea level and (2) with respect to Sub-cell 3 the Company was to provide a report for the approval of the Director of the MOE which would provide the plan for identifying potential areas of gas and water venting, the proposed measures to remediate all areas identified and further steps to protect the integrity of the sub-cell. In accordance with the third Field Order, the Company has submitted a report to the MOE in February 2000 outlining its plan for present and future site activities. Negotiations are ongoing regarding certain revisions requested by the MOE to the Company's submittal.

              RAYGAR ENVIRONMENTAL SYSTEMS INTERNATIONAL LITIGATION

         On August 7, 2000, RayGar Environmental Systems International, Inc. filed its First Amended Complaint in the United States District for the Southern District of Mississippi, Hattiesburg Division, Civil Action No. 2:9CV376PG, against Laidlaw, Inc., Laidlaw Investments, Ltd., LTI, Laidlaw Environmental Services, Inc. (now Safety-Kleen Corp.), LES, Inc. (a wholly owned subsidiary of the Company now known as Safety-Kleen Services, Inc.), Laidlaw Environmental Services (US), Inc. (a wholly owned subsidiary of the Company now known as Safety-Kleen (US), Inc.), Laidlaw OSCO Holdings, Inc. (a wholly owned subsidiary of the Company now known as Safety-Kleen OSCO Holdings, Inc.), Laidlaw International, and Safety-Kleen Corp. alleging that (1) all the Defendants except Safety-Kleen Corp. engaged in a monopoly, attempted monopoly, combination, or conspiracy to monopolize in violation of the Sherman Act,
Section 2 of Title 15 of the United States Code, (2) the defendants willfully and recklessly disregarded their duties and obligations under an agreement between RayGar and Laidlaw OSCO Holdings, Inc. (now Safety-Kleen OSCO Holdings, Inc.), (3) the defendants tortiously breached their contractual agreements with RayGar, (4) the defendants breached fiduciary duties owed to RayGar, (5) the defendants breached the duty of good faith and fair dealing implied by law in the execution and performance of agreements between the parties; (6) the defendants breached duties of confidential relations owed to RayGar, (7) the defendants unlawfully usurped RayGar's corporate opportunity, (8) the defendants made negligent misrepresentations to RayGar, (9) the defendants made fraudulent misrepresentations to RayGar, (10) the defendants engaged in anti-competitive practices in violation of the laws of the United States and the laws of Mississippi, (11) the defendants and others conspired together in restraint of trading against RayGar, (12) the defendants tortiously and maliciously interfered with contractual relations between RayGar and its contracting parties, (13) the defendants tortiously and maliciously interfered with the prospective contractual relationships between RayGar and its contracting parties, (14) the defendants tortiously and maliciously interfered with RayGar's prospective business relationships, (15) the defendants committed fraud, (16) the defendants abused their superior economic bargaining and political power and influence to the detriment of RayGar, and (17) the defendants' conduct was willful, reckless, in bad faith, and in such gross, careless, indifferent, and reckless disregard of the right of RayGar to entitle RayGar to an award of punitive damages. RayGar seeks all of the damages it has allegedly sustained as a result of the defendants' alleged violation of the Sherman Act, a trebling of all damages pursuant to Section 15 of Title 15 of the United States Code, interest, costs, attorney fees, and such other relief as the Court deems appropriate, but in an amount of not less than $450 million in actual compensatory damages and not less than $900 million for punitive damages.

         The dispute arises from an unsuccessful effort pursuant to an agreement between RayGar and Safety-Kleen OSCO Holdings, Inc. to obtain RCRA and related permits for the operation of a wastewater treatment facility in Pascagoula, Mississippi. This lawsuit is in the very early states of discovery. Laidlaw Inc., Laidlaw Investments, Ltd., LTI and Laidlaw International have filed a motion to dismiss the Compliant for lack of personal jurisdiction and for failure to state a claim upon which relief can be granted, and the motion is currently pending. The action has not proceeded against the Company and its subsidiaries due to the filing of their Chapter 11 bankruptcy petitions on June 9, 2000.

                           CITY OF BREMERTON TAX CLAIM

         In the case initiated on September 22, 1997 and captioned CITY OF BREMERTON V. LAIDLAW ENVIRONMENTAL SERVICES (GS), INC. (SUPERIOR COURT OF WASHINGTON - KITSAP COUNTY CASE NUMBER 972027308), the Company's subsidiary was sued by the City of Bremerton (the "City"), a Washington municipal corporation. The City seeks in excess of $5 million in business and occupational taxes, interest and penalties for three (3) projects completed at the Puget Sound Naval Base during the period May 1993 through May 1995. The Company has consistently taken the position that the imposition of a tax by the City in excess of 20% of gross income on projects completed within the City's jurisdiction was inappropriate and contrary to Washington statutory requirements. The Company's position is that, even if the tax is constitutional, the rate cannot exceed .2% of gross income. At August 31, 2000, the City had not sought relief from the Bankruptcy Court to lift the automatic stay in order to proceed with this action.

                             ALLWASTE/RUBICON SPILL

         The Company (then known as Rollins Environmental Services, Inc.) contracted with Rubicon, Inc. for removal of waste from a Rubicon Inc. site and disposal at the Company's Deer Park, Texas incineration facility. The Company subcontracted the waste hauling to Allwaste Environmental Services of Texas, Inc. ("Allwaste") after the Company had processed the material. On March 26, 1997, an accident occurred on I-10 near Lake Charles Louisiana during Allwaste's transportation of the Rubicon material. The accident resulted in the spillage of a significant quantity of the waste material onto the roadway. Allwaste contends that it was the processing of the cargo that caused the accident. A large number of people subsequently claimed to have suffered injury as a result of exposure to the material. A number of lawsuits have been filed in connection with this incident.

         A subsidiary of the Company has only been named as a direct defendant in a single lawsuit filed by persons claiming to have been injured in connection with the spill. This lawsuit is the matter of DESHAN JOSEPH, ET AL V. ALLWASTE ENVIRONMENTAL SERVICES, ET AL., Civil Action No. 97-21195, in the Civil District Court for the Parish of Orleans, State of Louisiana. No specific monetary demand was ever made by the JOSEPH plaintiffs.

     In April of 1998, the Company was named as a defendant in litigation filed in Texas by Allwaste, Reliance National Indemnity Company and National Union Fire Insurance Company. Claims were also made by Allwaste against Rubicon in that litigation. This Texas litigation is captioned as ALLWASTE ENVIRONMENTAL SERVICES OF TEXAS, INC., ET AL V. LAIDLAW ENVIRONMENTAL SERVICES, INC. F/K/A/ ROLLINS ENVIRONMENTAL SERVICES, INC., ET AL, No. H98-1270, United States District Court for the Southern District of Texas, Houston Division.

         In that suit, plaintiffs assert that they are owed complete indemnification for any damages that they must pay to anyone as a result of the spill, plus costs and attorney's fees incurred in defending such claims. Rubicon has made a similar demand. Plaintiffs in the Texas litigation have also asserted an entitlement to recover all costs incurred in responding to and cleaning up the spill allegedly in excess of $5 million.

         In 1999, the litigation was stayed as a result of Allwaste's filing for bankruptcy. After Allwaste's plan of reorganization was confirmed, Allwaste moved to have the stay lifted. The Company filed an opposition to the lifting of the stay as a result of the Company's bankruptcy filing and, through the present time, the district court has not chosen to rule that the stay should be lifted. Also, Allwaste filed a motion in the Company's Chapter 11 Bankruptcy proceeding to have the automatic stay lifted. This motion was denied.

                      FRANKLINVILLE, N.J. SITE REMEDIATION

         This lawsuit,  initiated in 1997 and captioned CHARLES T. NEVINS ET AL.
V. PROGRESSIVES FUEL OIL ET AL., INCLUDING SAFETY-KLEEN (BRIDGEPORT), INC. SUPERIOR COURT OF NEW JERSEY, CHANCERY DIVISION / GENERAL EQUITY: C-107-91., involves claims that the Company's subsidiary, along with other defendants, is responsible for the cost of remediating a former storage tank farm in Franklinville, NJ found to have soil and groundwater contamination. The lawsuit alleges that the subsidiary leased tanks for storage of waste oils at the site
and  seeks   unspecified
compensatory damages to assess and remediate contamination, including PCB contamination, on the property. Plaintiffs' retained experts have estimated potential cleanup costs to be $5,1million. However, Plaintiffs have indicated an interest in having the Company provide in-kind hazardous waste cleanup and disposal services in lieu of cash payments, at least in part. The Company's experts have submitted a remediation plan with a total cost of approximately $600,000. At August 31, 2000, the plaintiff had not sought relief from the Bankruptcy Court to lift the automatic stay and proceed with its claim.

              MCDONNELL DOUGLAS CORPORATION INDEMNIFICATION DEMAND

         On October 5, 1999, a Company customer, McDonnell Douglas Corporation ("MDC"), brought suit against the Company demanding indemnity related to liabilities it incurred at the Operating Industries, Inc. Superfund Site (the "OII Site") and the Casmalia Superfund Site (the "Casmalia Site"). Allegedly, the predecessor to a Company subsidiary transported certain MDC waste to the OII Site and to the Casmalia Site for disposal. MDC is one of the largest generator potentially responsible parties ("PRP") and a party to a series of partial consent decrees with the EPA. MDC claims that the Company is liable for the costs MDC has paid pursuant to those consent decrees and for amounts it may be obligated to pay with respect to the final remediation of the OII Site. On September 30, 1991, MDC made a demand of $11 million in costs it alleged it had incurred and would incur at the OII Site. This lawsuit captioned: MCDONNELL DOUGLAS CORPORATION V. OIL PROCESS CO. ET AL. United States District Court for the Central District of California, Case Number 99-10159WMB. MDC and the Company have stipulated to the lifting of the bankruptcy stay and discovery will ensue in the next few months.

                             BAYOU SORREL LITIGATION

         In October of 1999, a lawsuit was filed in state court in Lafayette Parish, Louisiana, under the caption of BRYSON ADAMS, ET AL. V. ENVIRONMENTAL PURIFICATION ADVANCEMENT CORPORATION, ET AL., Civil Action No. 994879, Fifteenth Judicial District Court, Parish of Lafayette, State of Louisiana. In this litigation, plaintiffs are suing for alleged personal injury and/or property damage arising out of the operation of certain waste disposal facilities near Bayou Sorrel, Louisiana. There are presently in excess of three hundred plaintiffs in the ADAMS case.

         A Company subsidiary is named as the owner and operator of a hazardous waste injection well in Bayou Sorrel, Louisiana. A different Company subsidiary is also involved as a defendant for its alleged role as a person who generated and arranged for disposal or treatment at certain of the disposal facilities in question. It is alleged that the Company was the operator of the injection well in question from 1974 through the present. There is the potential that the injection well's customers, who are also defendants, may assert a claim for indemnification against the Company.

         The action was removed to the United States District Court for the Western District of Louisiana, where it bears the caption BRYSON ADAMS, ET AL.
V. ENVIRONMENTAL PURIFICATION ADVANCEMENT CORPORATION, ET AL., Civil Action No. 99-1998, U.S.D.C., Western District of Louisiana, Lafayette-Opelousas Division. No substantive discovery commenced prior to the Company's filing of its Chapter 11 bankruptcy petition.

                         FRIENDS OF THE EARTH LITIGATION

         FRIENDS OF THE EARTH  INC.  AND  CITIZENS  LOCAL  ENVIRONMENTAL  ACTION
NETWORK, INC. V. LAIDLAW ENVIRONMENTAL SERVICES (TOC), INC. Federal District Court, District of South Carolina, Federal Court Civil Action No. 3:92-1697-17. On July 2, 1992 the Plaintiff groups filed a citizen suit under Clean Water Act,
Section 1251 et seq. of Title 33 of the United States Code, seeking injunctive relief, declaratory judgment, civil penalties, costs, and attorney and witness fees, alleging various violations of the facility's NPDES permit. On January 22, 1997, the District court issued an order imposing a civil penalty upon the facility in the amount of $405,800. The facility appealed the decision to the Fourth Circuit Court of Appeals contending that the District Court lacked jurisdiction due to the existence of a state court proceeding concerning the same matter. The plaintiffs also appealed contending that the penalty imposed is insufficient because the economic benefit of noncompliance was not adequately factored into the penalty. In July 1998, the Court of Appeals reversed the District Court and vacated the District Court judgment upon the grounds that the plaintiffs claims were moot inasmuch as the sole remedy available (payment of penalties to the U.S. Treasury) would not redress their alleged injuries. In the spring of 1999, the United States Supreme Court granted a Writ of Certiorari and oral arguments were heard in October 1999. The Supreme Court reversed the decision of the Court of Appeals and remanded the case for further proceedings in the District Court. The Plaintiffs are seeking attorneys fees and costs in excess of $2 million in addition to any penalty ultimately assessed by the court. At August 31, 2000, the plaintiffs had not sought relief from the Bankruptcy Court to lift the automatic stay and proceed with their claim.

                             SEMNANI ROYALTY DISPUTE

         Plaintiff  filed suit  captioned  KOSHROW B.  SEMNANI,  D/B/A S.K. HART
ENGINEERING V. UNITED STATES POLLUTION CONTROL INC. AND USPCI, INC. United States District Court, District of Utah, Central Division, No. 2:95 CV 638S on July 15, 1995, asserting breach of contract and breach of the implied covenant of good faith and fair dealing in regards to a 1981 written agreement and various amendments thereto between the plaintiff and certain Company subsidiaries. Plaintiff alleges that pursuant to this agreement, plaintiff was to sell certain property to a Company subsidiary and provide services regarding permitting and development of the Company's Grassy Mountain facility and in consideration for which plaintiff was to receive royalties based upon gross revenues. Plaintiff asserts that the Defendant breached the agreement and claims resulting damages in excess of $10 million. The Plaintiff sought relief from the Bankruptcy Court to lift the automatic stay and the motion was denied.

                            BOOTH OIL SUPERFUND SITE

         An action captioned BOOTH OIL SITE ADMINISTRATIVE GROUP V. SAFETY-KLEEN CORP. ET AL. United States District Court - Western District of New York Case
No.: 98-CV-0696(A)(F) was commenced against a Company subsidiary on December 9, 1998, by the Booth Oil PRP group, demanding contribution under CERCLA in excess of $8 million for costs incurred in remediating the Booth Oil Superfund Site. The complaint alleges that the subsidiary is the successor-in-interest to the owner/operator of the site and is therefore liable for the majority of the clean-up and response costs. The Company disputes the fact that it has any liability associated with the site. A co-defendant, who is also a former officer of the Company, has demanded indemnification for any liability that he may incur as a result of this lawsuit. At August 31, 2000, the plaintiff had not sought relief from the Bankruptcy Court to lift the automatic stay and proceed with its claim.

                 HUDSON COUNTY IMPROVEMENT AUTHORITY LITIGATION

         In July 1999, Hudson County Improvement Authority ("HCIA") filed suit in the Superior Court, Hudson County, New Jersey against SK Services East, L.C. (an indirect wholly owned Company subsidiary), Safety-Kleen Corp., American Home Assurance Company, and Hankensack Meadowlands Development Commission. An Amended Complaint was filed on August 18, 1999, in which HCIA sought damages and injunctive relief evicting SK Services East from a 175 acre site in Kearny, NJ owned by HCIA. SK Services East had been using the site pursuant to an Agreement and Lease dated as of February 2, 1997 for the processing and disposal of processed dredge material. HCIA alleged that certain conditions precedent to SK Services East's right to continue operations at the site had not occurred, that as a result the Agreement and Lease had automatically terminated, that SK Services East owed HCIA some $11 million in back rent, and that SK Services East was obligated to finish the remediation of the site and its preparation for development as a commercial property. In January 2000, the Court granted HCIA summary judgment on its motion to declare the Agreement and Lease null and void as a result of the failure of the conditions precedent. This ruling effectively terminated the relationship between SK Services East and HCIA leaving only the issue of the determination of the rights and responsibilities of the parties in the unwinding of the relationship. In May 2000, HCIA filed for summary judgment seeking an order declaring that SK Services East is obligated to complete all measures required under the Remedial Action Work Plan for the site. SK Services East filed a brief opposing the motion. In June 2000, HCIA withdrew its pending motion, with the Court's understanding that the motion could be re-filed if the automatic stay in connection with the Company's Chapter 11 bankruptcy protection is lifted. As of August 31, 2000, HCIA has not sought relief from the Bankruptcy Court to lift the automatic stay.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's common stock (the "Common Stock") was traded on the New York Stock Exchange under the ticker symbol SK until it was suspended from trading in June 2000. The Common Stock was thereafter delisted from the New York Stock Exchange on July 28, 2000. As of June 15, 2000, the Common Stock began trading on the OTC Bulletin Board under the ticker symbol SKLNQ. The approximate number of record holders of Common Stock as of November 20, 2000 was 4,870. The following table shows the high and low sales prices for the Common Stock for each full quarterly period within the two most recent fiscal years that the shares were traded on the New York Stock Exchange, and the high and low bid prices for the Common Stock for each quarterly period within the two most recent fiscal years that the shares were traded on the OTC Bulletin Board.

FISCAL YEAR ENDED AUGUST 31, 2000             HIGH                  LOW
Fourth Quarter                                $0.75                 $.060
Third Quarter                                 $5.00                 $.5625
Second Quarter                                $12.50                $4.875
First Quarter                                 $14.125               $10.625

FISCAL YEAR ENDED AUGUST 31, 1999

Fourth Quarter                                $19.375               $11.5625
Third Quarter                                 $17.375               $11.375
Second Quarter                                $16.625               $11.8125
First Quarter                                 $14.50                $7.50

STOCK PRICES ARE ADJUSTED TO REFLECT A 1-FOR-4 REVERSE SPLIT EFFECTIVE DECEMBER 1, 1998.

The Company has not paid dividends during the reported periods and does not intend to pay dividends in the foreseeable future.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                      EXECUTIVE OFFICERS OF THE REGISTRANT

         The following sets forth certain information with respect to the executive officers of the Company:

Name                   Age     Position Held

David E. Thomas, Jr.   43      Chief Executive Officer and Chairman of the Board

Grover C. Wrenn        58      President and Chief Operating Officer

Larry W. Singleton     50      Senior Vice President, Finance and Chief
                                    Financial Officer

Henry H. Taylor        56      Vice President, General Counsel and Secretary

David M. Sprinkle      47      President Chemical Services Division

Roy Dean Bullinger     52      Divisional President of Branch Sales and Service

     David E. Thomas was elected Chairman of the Board on May 4, 2000 and Chief Executive Officer on May 22, 2000. Mr. Thomas had been acting as Chief Executive Officer since March 6, 2000. Prior to that time, Mr. Thomas was the Senior Managing Director and the Head of the Investment Banking Group of Raymond James & Associates, Inc., an investment banking firm, since July 1996; from 1991 until July 1996, he was a Managing Director of Raymond James. Mr. Thomas also is a director of Reynolds, Smith and Hills, Inc., an engineering company. Mr. Thomas has been a director of the Company since June 1997. Mr. Thomas was a member of the Human Resources and Compensation Committee from June 24, 1997 until August 24, 2000. Mr. Thomas was the Chairman of the Executive Committee from February 2000 until May 2000, when the Committee was dissolved and has served as Chairman of the Special Committee (Investigation) since its formation in March 2000.

     Grover C. Wrenn was elected  President and Chief  Operating  Officer on May
22, 2000. He had been acting as President and Chief Operating Officer since March 6, 2000. Prior to that time, Mr. Wrenn was President and Chief Executive Officer of Accent Health, Inc., a health care information and media company, since June 1996; from April 1995 through December 1996 Mr. Wrenn was Chief Executive Officer of Strategic Diagnostics Inc. (listed on NASDAQ: SDIX) formerly EnSys Environmental Products, Inc.; and from 1991 through March 1995 he was President and Chief Executive Officer of Applied Bioscience International. Mr. Wrenn is a director of Strategic Diagnostics, Inc. and a Trustee of Eckerd College. Mr. Wrenn has been a director of the Company since June 1997. Mr. Wrenn was a member of the Special Committee relating to the sale of the Company (the "Special Committee (Sale)")from September 1999 until February 2000 when the Committee was dissolved, and is currently the Vice Chairman of the Special Committee (Investigation).

         Larry W. Singleton, a Florida C.P.A., became Senior Vice President and Chief Financial Officer on August

17, 2000. Mr. Singleton is a restructuring advisor who has served in various management and consulting roles to troubled companies during the last sixteen years. Since February 2000, Mr. Singleton has served as an investment committee member to Revitalizacni Agentura, a.s., a subsidiary of the Czech Republic's national bank, formed to assist the Czech government in restructuring numerous industrial companies. Since May 1998, Mr. Singleton has been a consultant to minority shareholders of a privately owned diversified agribusiness and real estate company. In 1998 and 2000, Mr. Singleton served as an arbitrator in litigation involving contract disputes. From February 1999 to July 2000, Mr. Singleton served as the Executive Vice President of Gulf States Steel, Inc. of Alabama, a fully integrated steel mill where he assisted with Chapter 11 reorganization efforts, including arranging pre-filing debtor-in-possession financing and developing various business plans. During 1998, Mr. Singleton served as a member of the Board of Directors of Alliance Entertainment Corp., a wholesale distributor of pre-recorded music, where he joined the Board after Chapter 11 filing and assisted with reorganization efforts. From 1996 through 1998, Mr. Singleton served as Chief Executive Officer, President and Treasurer of New Energy Corporation of Indiana, an ethanol production facility where he assisted with the restructuring of the company without a bankruptcy filing. From 1995 through 1996, Mr. Singleton served as a consultant to Apollo Management, L.P., where he assisted in the financial evaluation and due diligence efforts in connection with the proposed acquisition of a European based multinational security services company. During 1995, Mr. Singleton served as a consultant and acting Chief Financial Officer of Wellstream Company, L.P., a manufacturer of flexible pipe for the oil and gas industry where he assisted with the evaluation and ultimate sale of the company. From 1992 through 1995, Mr. Singleton served as a member of the Board of Directors, and previously, as Chief Financial Officer, of Alert Centre, Inc., a security services company where he assisted with Chapter 11 reorganization efforts.

         Henry H. Taylor became Vice President, General Counsel and Secretary of the Company on May 15, 1997. He served as Vice President of Legal and Regulatory Affairs and Secretary of Laidlaw Environmental Services, Inc. from September 1995 until May 1997.

         David M. Sprinkle became President Chemical Services Division of the Company in May 2000. Mr. Sprinkle has been employed by the Company or one of its subsidiaries for more than five years. Since August 1, 1995, prior to his promotion to President Chemical Services Division, he served in various capacities including, as Senior Vice President of Operations, Senior Vice President of the Eastern Division, Senior Vice President of the Southern Division, and Senior Vice President of Sales and Services.

     Roy D. Bullinger became Divisional President of Branch Sales and Service of the Company in May 2000. Mr. Bullinger has been employed by the Company or one of its subsidiaries for more than five years. Prior to his promotion to Divisional President of Branch Sales and Service, Mr. Bullinger held the position of Senior Vice President Business Management.



                           DIRECTORS OF THE REGISTRANT

CLASS I DIRECTORS - TERMS TO EXPIRE AT THE 2000 ANNUAL MEETING.

Name, Present Position(s) and                   Age    Principal  Occupation or Employment  During the Last
Term With the Company                                  Five Years, Directorships of Public Companies
----------------------------------------------- ------ -----------------------------------------------------
Henry B. Tippie                                 73     For more than five years,  Chairman of the Board and
Director of the Company since 1982                     President of Tippie Services,  a management services
                                                       company;  Since April 2000  Chairman of the Board of
                                                       Rollins  Truck  Leasing  Corp.,  for more  than five
                                                       years,  Chairman of the Executive Committee and Vice
                                                       Chairman  of the  Board  of  Rollins  Truck  Leasing
                                                       Corp.  Mr.  Tippie  also is a  director  of  Matlack
                                                       Systems,  Inc.,  Dover  Downs  Entertainment,  Inc.,
                                                       RPC,  Inc.  and  Rollins  Inc.  Mr.  Tippie  is  the
                                                       Chairman of the Audit  Committee.  Mr.  Tippie was a
                                                       member of Special  Committee  (Sale) from  September
                                                       1999 until its  dissolution  in February 2000 and is
                                                       currently   a  Member  of  the   Special   Committee
                                                       (Investigation) of the Board.





James L. Wareham                                62     President   of  AK   Steel   Corporation,   a  steel
Director of the Company since June 1997                manufacturing  company,  since March 1997; from 1993
                                                       until 1996, President of  Wheeling-Pittsburgh  Steel
                                                       Corporation.  Mr.  Wareham  is a member of the Audit
                                                       Committee and the Human  Resources and  Compensation
                                                       Committee.

CLASS II DIRECTORS - TERMS TO EXPIRE AT THE 2001 ANNUAL MEETING.

Name, Present Position(s) and                   Age    Principal  Occupation or Employment  During the Last
Term With the Company                                  Five Years, Directorships of Public Companies
------------------------------------------------------ -----------------------------------------------------
John W. Rollins, Jr.                            58     Since  January 2000,  President and Chief  Executive
Director of the Company since 1982                     Officer  and a  director  of Rollins  Truck  Leasing
                                                       Corp.,   a  truck   leasing   company;   Previously,
                                                       President   and  Chief   Operating   Officer  and  a
                                                       director  of  Rollins  Truck  Leasing  Corp for more
                                                       than five  years;  Chairman  of the Board of Matlack
                                                       Systems,   Inc.  for  more  than  five  years.   Mr.
                                                       Rollins  was Senior  Vice  Chairman  of the Board of
                                                       the  Company  from  1988  until  May 15,  1997.  Mr.
                                                       Rollins   also  is  a   director   of  Dover   Downs
                                                       Entertainment,  Inc. Mr.  Rollins is the Chairman of
                                                       the Human Resources and Compensation Committee.

Robert W. Luba                                  58     President  of Luba  Financial  Inc.,  an  investment
Director of the Company since March 1999               banking  company for more than five years.  Mr. Luba
                                                       is also a  Director  of  Luba  Financial  Inc.,  ATS
                                                       Automation  Tooling  Systems,  Inc.,   Franco-Nevada
                                                       Mining  Corporation,  AIM  Canada  Group  of  Mutual
                                                       Funds,  Greenfield B.V., MDS Inc., Diabetogent Inc.,
                                                       Vincor  International  Inc.,  and  Working  Ventures
                                                       Canadian  Fund  Inc.  Mr.  Luba is a  member  of the
                                                       Audit   Committee   and  the  Human   Resources  and
                                                       Compensation  Committee.  Mr.  Luba was a member  of
                                                       Special  Committee  (Sale) from September 1999 until
                                                       its  dissolution  in February  2000 and is currently
                                                       a Member of the  Special  Committee  (Investigation)
                                                       of the Board.

Grover C. Wrenn                                        See "Executive Officers of the Registrant" above.
Director of the Company since July 1997

CLASS III DIRECTORS - TERMS TO EXPIRE AT THE 2002 ANNUAL MEETING.

Name, Present Position(s) and                   Age    Principal  Occupation or Employment  During the Last
Term With the Company                                  Five Years, Directorships of Public Companies
------------------------------------------------------ -----------------------------------------------------
David E. Thomas                                        See "Executive Officers of the Registrant" above.
Director of the Company since June 1997

Kenneth K. Chalmers                             71     Since 1997 Mr. Chalmers has been a business Director
                                                       of the  Company  since  May 4, 2000  consultant  and
                                                       director of various organizations. From 1994 to 1998
                                                       he served as a Trustee of First  Union  Real  Estate
                                                       Equity and Mortgage  Investments,  he is a member of
                                                       the Board of Directors of Learning Insights, Inc., a
                                                       publisher  of  interactive  multimedia  training and
                                                       reference  products.  From  1997  to  1998  he was a
                                                       director of




                                                        Profile  Systems,  LLC, a provider of wireless  data
                                                        communications  services.  He is an  Advisory  Board
                                                        Member of Magnify,  Inc. a provider of scalable data
                                                        mining solutions for managing,  mining and analyzing
                                                        large  amounts  of data;  and  Advisor  to  Paradigm
                                                        Capital Ltd., an advisor to companies seeking growth
                                                        capital.  Mr.  Chalmers also serves as a Director of
                                                        Catholic Health Partners,  a Chicago  multi-hospital
                                                        group, and Chairman of its Finance/Audit  Committee;
                                                        Vice Chairman and Member of the Executive  Committee
                                                        of Catholic Heath Partners Foundation; and Member of
                                                        the Alumni  Advisory  Board of the Kellogg  Graduate
                                                        School of Management,  Northwestern University.  Mr.
                                                        Chalmers  is  a  member  of  the  Special  Committee
                                                        (Investigation) of the Board.



INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

         The executive officers of the Company are also officers of one or more of the subsidiaries of the Company. The Company and 73 of its subsidiaries simultaneously filed for protection under Chapter 11 of the Bankruptcy Code as more specifically described in Item 3 of Part I of this Report on Form 10-K. All of the executive officers of the Company are or were, at the time of the bankruptcy filings, officers of at least one of these subsidiaries with the exception of Mr. Singleton who was not an officer of the Company or any of its subsidiaries at the time of the bankruptcy filings.

         From February 1999 until July 2000, Mr. Singleton was employed as Executive Vice President of Gulf States Steel, Inc. of Alabama to assist in the restructuring of Gulf States which filed for protection under Chapter 11 of the Bankruptcy Code after arranging for debtor-in-possession financing.

             SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Pursuant to Section 16 of the Securities Exchange Act of 1934, directors and executive officers of the Company and beneficial owners of 10% or more of the Common Stock are required to file reports with the Securities and Exchange Commission indicating their holdings of and transactions in the Common Stock. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, all such persons have complied with all such filing requirements with respect to the fiscal year ended August 31, 2000, except that the following former officers or directors, Paul Humphreys, Kenneth Winger, Michael Bragagnolo, James R. Bullock, Peter Widdrington and John R. Grainger did not provide the Company with a copy of a Form 5 for the year ended August 31, 2000 and made no representation to the Company that such filing was not necessary.

ITEM 11.   EXECUTIVE COMPENSATION

                COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS

COMPENSATION OF EXECUTIVE OFFICERS

         The following table sets forth the compensation paid to the Company's current and former Chief Executive Officer, each of its four other most highly compensated executive officers who were serving as executive officers on August 31, 2000 and two additional individuals who were no longer serving as executive officers on August 31, 2000 (the "Named Executive Officers") for services rendered to the Company during the fiscal years ended August 31, 1998, 1999 and 2000.


                                            SUMMARY COMPENSATION TABLE

                                                                                    Long Term
                                                   ANNUAL COMPENSATION         COMPENSATION AWARDS


(a)                                             (b)      (c)         (d)               (g)                (j)
                                                                             Securities Underlying      All Other
NAME AND PRINCIPAL POSITION                     FY     SALARY($)    BONUS($)      OPTIONS/SARS         COMPENSATION($)(2)
                                               ----    ---------    ---------   ------------------     -----------------

David E. Thomas, Jr                            2000    $ 400,286    0(3)                  0               $ 171,250
Chairman of the Board, Chief
Executive Officer and Director (1)             1999         --         --                --                    --

                                               1998         --         --                --                    --

Grover C. Wrenn                                2000    $ 365,671    $  50,000             0               $ 197,735
President and Chief Operating
Officer (1)                                    1999         --         --                --                    --

                                               1998         --         --                --                    --

Henry H. Taylor                                2000    $ 197,000    $  50,000             0               $  15,244
Vice President and General
Counsel and Secretary                          1999    $ 191,654    $  66,882        10,000               $  19,277

                                               1998    $ 173,750    $  74,799         5,000               $  14,558

David M. Sprinkle                              2000    $ 248,115    $ 100,000             0               $  19,455
President Chemical Services
Division                                       1999        --          --               --                     --

                                               1998        --          --               --                     --

Roy Dean Bullinger                             2000    $ 205,769    $ 110,000             0               $  35,089
Divisional President of Branch
Sales and Service                              1999        --          --               --                     --

                                               1998        --          --               --                     --

Kenneth W. Winger                              2000    $ 478,154            0             0               $  29,739
Former President, Chief
Executive Officer and Director (4)             1999    $ 504,180    $ 293,033        62,500               $  24,041


                                               1998    $ 441,667    $ 325,000        62,500               $  17,943

Michael J. Bragagnolo,                         2000    $ 311,000            0             0               $  20,255
Former Executive Vice
President and Chief Operating                  1999    $ 302,590    $ 150,835        37,500               $  22,132
Officer (5)
                                               1998    $ 273,750    $ 168,356        37,500               $  16,848

Paul R. Humphreys (4)                          2000    $ 240,000            0             0               $  17,092
Former Senior Vice President
of Finance and Chief Financial                 1999    $ 252,500    $ 100,880        30,000               $  20,714
Officer
                                               1998    $ 220,333    $ 108,404        15,000               $  14,602


(1) Prior to becoming employees, Messrs. Thomas and Wrenn were non-employee directors of the Company and as such qualified for non-employee  director  compensation.  During fiscal year 2000, Mr. Thomas earned $63,370 total cash  compensation  for  service as a  nonemployee  director.  This  amount is  included  in his total  other compensation.  During  fiscal  year 2000,  Mr.  Wrenn  earned  $87,000  total cash  compensation  for  service as a nonemployee  director.  This  amount is  included  in his total  other  compensation.  Messrs.  Thomas' and Wrenn's employment Agreements provide that the effective date of their employment with the Company was March 6, 2000.

(2) Amounts shown for 2000 consist of (i) Mr. Thomas:  premiums on life and accidental death insurance  policies of
$775, living expenses of $8,845,  professional fees in the amount of $2,760,  transportation expenses in the amount of $95,225 and Club dues in the amount of $275;  (ii) Mr. Wrenn:  premiums on life and accidental  death  insurance policies of $759, living expenses of $9,056, transportation expenses in the amount of $100,100 and Club dues in the amount of $820;  (iii) for Mr. Taylor:  premiums on life and accidental death insurance  policies of $762,  Company contributions to and other  allocations under the 401(k) Plan of $3,712,  an $9000 automobile  allowance,  and club dues in the amount of $1,770; (iv) Mr. Sprinkle:  premiums on life and accidental death insurance policies of $964,
Company contributions to and other allocations under the 401(k) Plan of $7,649, an $9000 automobile allowance,  and club dues in the amount of $1,842;  (v) Mr. Bullinger:  premiums on life and accidental death insurance policies of
$793,  Company  contributions  to and other  allocations  under the  401(k)  Plan of  $7,745,  an $2077  automobile allowance,  relocation expenses of $23,674,  and club dues in the amount of $800; (vi) for Mr. Winger:  premiums on life and accidental death insurance  policies of $1,837,  Company  contribution to and other  allocations under the
Safety-Kleen Corp. 401(k) Savings Plan (the "401(k) Plan") of $7,043, an $11,077 automobile allowance, club dues in the amount of $480,  and personal  use of the Company  airplane in the amount of $9302;  (vii) for Mr.  Bragagnolo:
premiums on life and accidental death insurance policies of $1203,  Company  contributions to and other allocations under the 401(k) Plan of $7,649, a $10,380 automobile allowance,  and club dues in the amount of $1,023; and (viii)
for Mr. Humphreys:  premiums on life and accidental death insurance policies of $922, Company  contributions to and other allocations under the 401(k) Plan of $7,043, an $8,308 automobile  allowance,  and club dues in the amount of
$819.

Amounts  shown for 1999  consist of (i) for Mr.  Winger:  premiums on life  insurance  policies of $1,935,  Company contribution  to and other  allocations  under the  Safety-Kleen  Corp.  401(k) Savings Plan (the "401(k) Plan") of
$10,644 and an $11,462  automobile  allowance;  (ii) for Mr.  Bragagnolo:  premiums on life  insurance  policies of
$1,179,  Company  contributions to and other  allocations  under the 401(k) Plan of $11,039 and a $9,914 automobile allowance; (iii) for Mr. Humphreys: premiums on life insurance policies of $984, Company contributions to and other allocations under the 401(k) Plan of $11,134 and an $8,596 automobile allowance;  and (iv) for Mr. Taylor: premiums on life insurance policies of $747, Company  contributions to and other allocations under the 401(k) Plan of $9,934 and an $8,596 automobile allowance.

(3) Mr. Thomas voluntarily waived his participation in the fiscal year 2000 bonus plan.

(4) Resigned as an executive officer in May 2000. The Company terminated employment of Messrs. Winger and Humphreys on July 27, 2000.

(5) Resigned as an executive officer in May 2000. The Company  terminated  employment of Mr. Bragagnolo on July 27,
2000 which became effective on August 26, 2000.


AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES(1)



         (a)                                       (d)                                 (e)
                                      Number of Securities Underlying ...   Value of Unexercised In-the-Money
                                   Unexercised Options/SARs at FY-End (#)   Options/SARs at FY-End ($)
NAME ................................   EXERCISABLE/UNEXERCISABLE           EXERCISABLE/UNEXERCISABLE

David E. Thomas, Jr. (2) .....................   5000/10,000                            0/0
Grover C. Wrenn (2) ..........................   5000/10,000                            0/0
Henry H. Taylor ..............................   7,000/13,000                           0/0
David M. Sprinkle ............................  18,000/27,000                           0/0
Roy D. Bullinger .............................   9000/21,000                            0/0
Kenneth W. Winger ............................  75,000/112,500                          0/0
Michael J. Bragagnolo ........................  45,000/67,500                           0/0
Paul R. Humphreys ............................  21,000/39,000                           0/0


(1) There were no Option/SAR Grants in Fiscal Year 2000.

(2) The Options listed in column (d) above  represent  options issued to Messrs.
Thomas  and  Wrenn  under  the  Director   Stock  Option  Plan  when  they  were
non-employee directors of the Company.

DEFINED BENEFIT PLANS

         Effective as of October 14, 1997, the Company adopted a Supplemental Executive Retirement Plan (the "SERP") for certain eligible employees. A SERP is an unfunded plan which provides for benefit payments in addition to those payable under a qualified retirement plan.

         The following table shows the estimated annual benefits payable upon retirement at normal retirement date under the SERP.

                  SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN TABLE

FINAL AVERAGE PAY                                        SERVICE YEARS


                       15                 20                 25                30                 35

      $250,000       45,000             60,000             75,000            90,000             105,000
       300,000       56,250             75,000             93,750            112,500            131,250
       350,000       66,750             89,000            111,250            133,500            155,750
       400,000       78,000             104,000           130,000            156,000            182,000
       450,000       89,250             119,000           148,750            178,500            208,250
       500,000       100,500            134,000           167,500            201,000            235,500
       550,000       111,750            149,000           186,250            223,500            260,750
       600,000       123,000            164,000           205,000            246,000            287,000
       650,000       134,250            179,000           223,750            268,500            313,250
       700,000       145,500            194,000           242,500            291,000            339,500
       750,000       156,750            209,000           261,250            313,500            365,750
       800,000       168,000            224,000           280,000            336,000            392,000
       850,000       179,250            239,000           298,750            358,500            418,250
       900,000       190,500            254,000           317,500            381,000            445,500
       950,000       201,750            269,000           336,250            403,500            470,750
     1,000,000       213,000            284,000           355,000            426,000            497,000



         For the Company's current executive officers, the compensation shown in the columns labeled "Salary" and "Bonus" of the Summary Compensation Table is covered by the SERP. As of August 31, 2000, Messrs. Taylor and Sprinkle had 5 years of credited service under the SERP and Mr. Bullinger had 2 years of credited service under the SERP. Benefits under the SERP are computed based on a straight-life annuity. The amounts in this table are subject to deduction for a portion of Social Security benefits.

EMPLOYMENT CONTRACTS CHANGE IN CONTROL ARRANGEMENTS

         The Company has entered into an Employment Agreement with each of Messrs. Thomas, Wrenn and Singleton.

         The Employment Agreement with Mr. Thomas (the "Thomas Agreement") provides that for the term of the Thomas Agreement (March 6, 2000 through March 6, 2002) he shall serve as the Chairman of the Board of Directors of the Company and the Chief Executive Officer of the Company. During the term of the Thomas Agreement, Mr. Thomas shall receive an annual base salary of $800,000 reduced by the aggregate amount of compensation received from Raymond James & Associates, Inc. attributable to services performed during the period subsequent to March 6, 2000. If Mr. Thomas is employed by the Company on the date a plan of reorganization for the Company is consummated in connection with any Chapter 11 bankruptcy or similar proceeding or on the date of the consummation of the sale of substantially all of the assets of the Company, then within fifteen days of such consummation or sale, the Company shall pay to Mr. Thomas a bonus of $1,500,000. Mr. Thomas is also eligible to receive discretionary bonuses as may be determined by the Human Resources and Compensation Committee of the Board. The Thomas Agreement also provides that Mr. Thomas shall be entitled to participate in all applicable fringe benefit and perquisite programs and savings and retirement plans (other than the SERP), practices, policies and programs of the Company to the same extent such benefits were provided to the Chief Executive Officer immediately prior to March 6, 2000 or are otherwise generally provided to other senior executives of the Company. The Thomas Agreement also provides for indemnification, reimbursement of legal fees in connection with the preparation of the Thomas Agreement, up to $3,500 per month for living expenses and $25,000 per year for taxation on transportation. If the employment of Mr. Thomas is terminated by the Company other than for "Cause" (as defined in the Thomas Agreement), death or disability or expiration of the Thomas Agreement, or if Mr. Thomas terminates his employment for "Good Reason" (as defined in the Thomas Agreement), the Company shall pay an amount equal to Mr. Thomas' then current annual base Salary (without giving effect to reductions thereto) and any unpaid amounts of the then current annual base salary and other amounts earned through the date of termination. If such termination is other than the expiration of the Term, during the second year following termination Mr. Thomas shall also receive monthly payments equal to 1/12 of the then current annual base salary (which amount shall be reduced by the amount of any salary earned by Mr. Thomas during such month). The Company shall also pay or provide to Mr. Thomas, on or following such a termination, any earned and unpaid bonuses, previously deferred compensation and benefits payable to Mr. Thomas under the terms of the Company's qualified pension plans. For a period not to exceed 18 months following the date of termination or the expiration of the term of the Thomas Agreement, and only until Mr. Thomas obtains full replacement coverage, the Company shall reimburse Mr. Thomas for the cost of any premiums paid by Mr. Thomas pursuant to his (or any of his eligible dependent's) election to have the Company provide "continuation coverage" under the Company's group health plan.

         The Employment Agreement with Mr. Wrenn (the "Wrenn Agreement") provides that for the term of the Wrenn Agreement (March 6, 2000 through March 6, 2002) he shall serve the President and Chief Operating Officer of the Company. During the term of the Wrenn Agreement Mr. Wrenn shall receive an annual base salary of $650,000. If Mr. Wrenn is employed by the Company on the date a plan of reorganization for the Company is consummated in connection with any Chapter 11 bankruptcy or similar proceeding or on the date of the consummation of the sale of substantially all of the assets of the Company, then within fifteen days of such consummation or sale, the Company shall pay to Mr. Wrenn a bonus of $1,250,000. Mr. Wrenn is also eligible to receive discretionary bonuses as may be determined by the Human Resources and Compensation Committee of the Board. The Wrenn Agreement also provides that Mr. Wrenn shall be entitled to participate in all applicable fringe benefit and perquisite programs and savings and retirement plans (other than the SERP), practices, policies and programs of the Company to the same extent such benefits were provided to the Chief Operating Officer immediately prior to March 6, 2000 or are otherwise generally provided to other senior executives of the Company. The Wrenn Agreement also provides for indemnification, reimbursement of legal fees in connection with the preparation of the Wrenn Agreement, up to $3500 per month for living expenses plus $25,000 per year for taxation on transportation. If the employment of Mr. Wrenn is terminated by the Company other than for "Cause" (as defined in the Wrenn Agreement), death or disability or expiration of the Wrenn Agreement, or if Mr. Wrenn terminates his employment for "Good Reason" (as defined in the Wrenn Agreement), the Company shall pay an amount equal to Mr. Wrenn' then current annual base salary (without giving effect to reductions thereto) and any unpaid amounts of the annual base salary and other amounts earned through the date of termination. If such termination is other than the expiration of the Term, during the second year following termination Mr. Wrenn shall also receive monthly payments equal to 1/12 of the then current annual base salary (which amount shall be reduced by the amount of any salary earned by Mr. Wrenn during such month). The Company shall also pay or provide to Mr.
Wrenn, on or following such a termination, any earned and unpaid bonuses, previously deferred compensation and benefits payable to Mr. Wrenn under the terms of the Company's qualified pension plans. For a period not to exceed 18 months following the date of termination or the expiration of the term of the Wrenn Agreement, and only until Mr. Wrenn obtains full replacement coverage, the Company shall reimburse Mr. Wrenn for the cost of any premiums paid by Mr. Wrenn pursuant to his (or any of his eligible dependent's) election to have the Company provide "continuation coverage" under the Company's group health plan.

         The Employment Agreement with Mr. Singleton (the "Singleton Agreement") provides that for the term of the Singleton Agreement (July 17, 2000 through July 17, 2002) he shall serve the Senior Vice President and Chief Financial Officer of the Company. During the term of the Singleton Agreement Mr. Singleton shall receive an annual base salary of $600,000. If Mr. Singleton is employed by the Company on the date a plan of reorganization for the Company is consummated in connection with any Chapter 11 bankruptcy or similar proceeding or on the date of the consummation of the sale of substantially all of the assets of the Company, then within fifteen days of such consummation or sale, the Company shall pay to Mr. Singleton a bonus of $500,000. Mr. Singleton is also eligible to receive discretionary bonuses as may be determined by the Board of Directors. The Singleton Agreement also provides that Mr. Singleton shall be entitled to participate in all applicable fringe benefit and perquisite programs and savings and retirement plans (other than the SERP), practices, policies and programs of the Company to the same extent such benefits were provided to the Chief Financial Officer of the Company. The Singleton Agreement also provides for indemnification, up to $3,500 per month for living expenses, $25,000 per year for taxation on transportation, and $100,000 for relocation expenses. If the employment of Mr. Singleton is terminated by the Company other than for "Cause" (as defined in the Singleton Agreement), death or disability, or if Mr. Singleton terminates his employment for "Good Reason", (as defined in the Singleton Agreement), or if the Singleton Agreement is not renewed upon expiration of the term, the Company shall pay Mr. Singleton $500,000 not later than thirty days following the date of termination.

         Each of the other three named executive officers, Messrs. Taylor, Sprinkle and Bullinger have entered into a Senior Executive Change of Control Agreement with the Company. The Senior Executive Change of Control Agreements supersedes any prior agreement between the executive officer and the Company which provides benefits upon a change in control of the Company and further provides that if the officer's employment is terminated as a result of a "Change in Control" (as defined in the Agreements), he will receive his then current annual base salary for three years plus a guaranteed bonus of 40% of salary for Mr. Taylor, 50% of salary for Mr. Sprinkle and 50% of salary for Mr. Bullinger. In addition, each Executive Officer would receive three years continuation of disability, life and health insurance and other fringe benefits and perquisites in accordance with the most favorable Plans applicable to peer executives of the Company. The Agreements provide that the executive officer shall be entitled to accrued benefits under the SERP or any such successor plan , irrespective of whether vested and without any reduction for early retirement, early payout and social security benefits and taking into account for benefit accrual purposes, the executive officer's entire period of service with the Company and its affiliates. All of the Agreements provide that for purposes of determining the pension entitlement under the SERP each Executive Officer would fully vest with three additional years. The Agreements further provide that the Company will pay a lump-sum cash payment equal to the spread (fair market value over exercise price) of all outstanding options granted whether vested or not vested on the date of termination following a Change in Control.

         The Company also had Termination of Employment and Change in Control Agreements with Messrs. Winger, Bragagnolo and Humphreys. The Agreements provided that if the officer's employment was terminated as a result of a change in control, he would receive a lump sum payment equal to (i) three times his highest annual salary and bonus during the previous three fiscal years plus (ii) three times the cash equivalent value of the perquisites in effect as of the date of the change in control. In addition, each employee would receive three years continuation of disability, life and health insurance. All of the Agreements provided that for purposes of determining the pension entitlement under the SERP each officer would fully vest with three additional years. The agreements further provide that all stock options granted to such persons would fully vest and lapse if not exercised within 90 days following the employment termination date. These Agreements were terminated upon the termination of employment of these former officers and no payments were made to these former officers under the Agreements.

SEVERANCE PLAN AND RETENTION PLAN

         Messrs. Taylor, Sprinkle and Bullinger are currently the only Named Executive Officers eligible to participate in the Senior Executive Retention
Plan and the Senior Executive Severance Plan. The Senior Executive Severance Plan provides that if the officer is terminated by the Company without "Cause" or by the Senior Executive for "Good Reason" (as such terms are defined in the Plan) they shall be entitled to two years base salary and benefits, 30% of which will be paid to the officer upon termination. If the officer remains unemployed after 7.2 months, the officer will return to normal payroll until such time as the officer is employed, subject to a maximum severance and benefit payment of the remaining 16.8 months. The officer will be entitled to outplacement benefits with a cap of $25,000.

         The Senior Executive Retention Plan provides that if the officer is actively employed by the Company or its subsidiaries from the date of September 8, 2000 through December 31, 2000 (the "Retention Period") (except in the event of death, permanent disability, or a termination without "Cause" or by the officer for "Good Reason" (as such terms are defined in the Plan), the officer or the officer's estate will receive a prorated portion of the full award based upon the number of days during the Retention Period that the officer was actively employed.) then the officer will receive a retention award equal to 52.89% of the officer's annual base salary amount as of September 8, 2000.

COMPENSATION OF DIRECTORS

         During fiscal year 2000, each director who was not an employee of the Company was paid an annual retainer of $10,000 (the "Annual Retainer"). Currently each director that is not an employee of the Company is to be paid an annual retainer of $20,000 plus $750 for each Board of Directors meeting attended plus expense reimbursement. A non-employee Chairman of the Board is paid an additional $12,000 annually and non-employee Committee Chairmen, unless otherwise specified, are paid an additional $4,000 annually. Non-employee directors were paid $750 for each meeting that they attend of the Human Resources and Compensation Committee and the Audit Committee. During fiscal year 2000, the directors on the Special Committee (Sale) and the Executive

Committee, both of which are no longer active committees, were paid $750 per meeting attended. The Chairman of the Special Committee (Sale) was paid $1000 for each committee meeting which he attended And each non-employee director who was a member of the Special Committee (Sale) received $20,000 additional remuneration. Non-employee directors who are members of the Special Committee (Investigation) receive $1000 for each meeting that they attend. The Chairman and Vice Chairman of the Special Committee (Investigation) received $50,000 additional remuneration and the other members of the Special Committee (Investigation) received $25,000 additional remuneration.

         Prior to fiscal year 2000, pursuant to the Company's Nonemployee Director Stock plan, 50% of the Annual Retainer for each nonemployee director, as well as 50% of the additional annual amount paid to Chairman of the Board and Committee Chairman were paid in shares of Common Stock. Shares issued under this Plan were subject to a one year vesting period. On January 4, 2000, as partial consideration to nonemployee directors for the period December 1, 1998 to November 30, 1999, 5621 shares of Common Stock were issued under this Plan. No other shares of Common Stock will be issued under this Plan as partial consideration for the remainder of the fiscal year 2000. In addition, the Plan was terminated on September 1, 2000.

         The Company also maintains a Directors Stock Option Plan. Under such Plan, options become exercisable at the rate of 20% per year, on or about one year after the date of grant, with all options becoming fully vested on or about five years after the date of grant. There were no grants of options under this Plan in fiscal year 2000.

         Directors who are also employees of the Company receive no separate compensation for serving as directors.

           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

COMMITTEE MEMBERS

         During the fiscal year ended August 31, 2000, the Human Resources and Compensation Committee held primary responsibility for determining executive compensation levels. John W. Rollins, Jr., Robert Luba and James Wareham (Messrs. Luba and Wareham began serving on this Committee on August 24, 2000) are the members of the Human Resources and Compensation Committee. David E. Thomas, Jr. was a member of this Committee until the date that he became Chairman of the Board of Directors. Certain matters relating to executive compensation are determined by the Board of Directors as a whole.

RAYMOND JAMES & ASSOCIATES, INC.

         Mr. Thomas was Senior Managing Director and Head of the Investment Banking Group of Raymond James & Associates, Inc. During fiscal year 2000, Raymond James & Associates, Inc. had acted as financial advisor and in other capacities to the Company for various matters, including acquisitions, divestitures and security offerings, and it is not expected to continue to act in such capacity in the future, unless otherwise approved by the Board of Directors and the Bankruptcy Court. Mr. Thomas had entered into an agreement with Raymond James & Associates for a leave of absence from his employment with them. The Agreement expired on November 15, 2000.

ROLLINS TRUCK LEASING CORP.

         Mr. Tippie is Chairman and Chairman of the Executive Committee of Rollins Truck Leasing Corp. and Mr. Rollins, Jr. is President and Chief Executive Officer of Rollins Truck Leasing Corp. During fiscal year 2000, the Company paid Rollins Truck Leasing Corp. approximately $1.6 million on account of truck rentals. Rollins Truck Leasing Corp. also purchases certain supplies from the Company. During fiscal year 2000 Rollins Truck Leasing paid approximately $344,000 to the Company for these supplies. In the opinion of management of the Company, the foregoing transactions were effected at rates that approximate those the Company would have realized or incurred if such transactions had been effected with independent third parties.

MATLACK SYSTEMS, INC.

         Mr. Tippie is a director and shareholder of Matlack Systems, Inc. and Mr. Rollins, Jr. is Chairman of the Board and a shareholder of Matlack Systems, Inc. During fiscal year 2000, the Company paid Matlack Systems, Inc. approximately $378,000 on account of transportation services. Matlack Systems, Inc. also purchased supplies and/or services from the Company. During fiscal year 2000, Matlack Systems, Inc. paid the Company approximately $615,000 to the Company. In the opinion of management of the Company, the foregoing transactions were effected at rates that approximate those the Company would have realized or incurred if such transactions had been effected with independent third parties.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          BENEFICIAL OWNERS OF FIVE PERCENT OR MORE OF THE COMMON STOCK

         The following table sets forth the only stockholders which, to the knowledge of management of the Company, were beneficial owners of five percent or more of the outstanding shares of Common Stock as of November 21, 2000. The shareholdings of Laidlaw Inc. reported are based on information provided by the Company's transfer agent and confirmation with Laidlaw Inc. The shareholdings of Merrill Lynch are based solely on a Schedule 13G Report filed with the Securities and Exchange Commission by February 4, 2000.


                                            Amount and Nature of
NAME                                        BENEFICIAL OWNERSHIP                  PERCENT OF CLASS


Laidlaw Inc. (1)                                 43,846,287                             43.5%
3221 North Service Road
Burlington, Ontario
CANADA  L7R3Y8

Merrill Lynch                                     5,345,300                              5.3%
World Financial Center, North Tower
250 Vesey Street
New York, New York 10381


(1) All of the shares of Common Stock shown as owned by Laidlaw Inc. are held of record by Laidlaw Finance (Barbados) Ltd. except for 31 shares which are held by Laidlaw Transportation, Ltd.

   STOCK OWNERSHIP OF THE COMPANY'S DIRECTORS, NOMINEES AND EXECUTIVE OFFICERS

         The following table sets forth as of November 21, 2000, the number of shares of Common Stock beneficially owned by (i) each of the Company's directors, (ii) the Named Executive Officers and (iii) all directors and executive officers of the Company as a group.


                                            AMOUNT AND NATURE OF        PERCENT OF CLASS
NAME                                             OWNERSHIP             BENEFICIALLY OWNED


Kenneth K. Chalmers.............................         0                    *
Robert W. Luba (1), (2) ........................     6,930                    *
John W. Rollins, Jr. (3), (4) ..................    46,660                    *
David E. Thomas, Jr. (3), (5) ..................     6,363                    *
Henry B. Tippie (3), (6), (7) ..................   322,771                    *
James L. Wareham (3), (5) ......................     6,613                    *
Grover C. Wrenn (3), (5) .......................    10,113                    *
Roy D. Bullinger ...............................     2,500                    *
David M. Sprinkle ..............................         0                    *
Henry H. Taylor (8), (9) .......................     8,338                    *


All directors and
executive officers as a group
(11 persons)(10) ...............................   410,288                    *
------------------------------


*        Signifies less than 1%

(1) Includes 430 shares of restricted stock granted on January 4, 2000, in accordance with the Nonemployee Director Stock Plan. The shares do not fully vest until January 4, 2001.

(2) Does not include 5,000 shares which are subject to vesting requirements pursuant to the Directors Stock Option Plan. Under such plan, options become exercisable at the rate of 20% per year, on or about one year after the date of grant, with all options becoming fully vested on or about five years after the date of grant.

(3) Includes 2,000 shares subject to presently exercisable options. Does not include 13,000 shares which are subject to vesting requirements pursuant to the Directors Stock Option Plan. Under such plan, options become exercisable at the rate of 20% per year, on or about one year after the date of grant, with all options becoming fully vested on or about five years after the date of grant

(4) Does not include 1,547 shares owned by Mr. Rollins' wife, as to which shares Mr. Rollins disclaims any beneficial ownership. Includes 742 shares of restricted stock granted on January 4, 2000, in accordance with the Nonemployee Director Stock Plan. The shares do not fully vest until January 4, 2001.

(5) Includes 718 shares of restricted stock granted on January 4, 2000, in accordance with the Nonemployee Director Stock Plan. The shares do not fully vest until January 4, 2001.

(6) Includes 813 shares of restricted stock granted on January 4, 2000, in accordance with the Nonemployee Director Stock Plan. The shares do not fully vest until January 4, 2001.

(7) Does not include 230,644 shares held by Mr. Tippie as co-trustee, all of which he disclaims any beneficial ownership of; Includes 6,500 shares held by him as trustee; and 7,500 shares in which a wholly owned corporation over which he has sole voting power has a beneficial partnership interest of 75 shares and voting rights on 7,500 shares. Does not include 5,750 shares owned by Mr. Tippie's wife, as to which shares Mr. Tippie disclaims any beneficial ownership. Does not include 957,000 shares owned by the Estate of John W. Rollins, Sr. for which Mr. Tippie is the Executor. Mr. Tippie disclaims any beneficial ownership interest with respect to those shares.

(8) Includes shares subject to presently exercisable options. Does not include 13,000 remaining shares which are subject to vesting requirements pursuant to the 1997 Stock Option Plan. Options become exercisable at the rate of 20% per year, on or about one year after the date of grant, with all options becoming fully vested on or about five years after the date of grant.

(9) Includes holdings of Common Stock held through the Company's 401(k) Plan as of August 31, 2000.

(10) Excludes Messrs. Winger, Bragagnolo and Humphreys, whose employment was terminated by the Company in July 2000.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In  addition  to  the   transactions   described  below  see  also  the
transactions  described  in  "Compensation   Committee  Interlocks  and  Insider
Participation" in Item 11 of Part II.

LAIDLAW INC. RELATIONSHIPS

         GENERAL. Laidlaw Inc. now beneficially owns approximately 43.5% of the Common Stock. In the ordinary course of business, the Company or its affiliates and Laidlaw Inc. or affiliates of Laidlaw Inc. have entered from time to time into various business transactions and agreements. he following is a summary of the material agreements, arrangements and transactions between the Company or its affiliates and Laidlaw Inc. or its affiliates since September 1, 1999.

         LAIDLAW INC. INDEMNITIES. Pursuant to the terms of the Stock Purchase Agreement, Laidlaw Inc. and LTI, agreed to jointly and severally indemnify and hold harmless, subject to certain limitations, the Company and its affiliates from and against any and all Damages (as defined in the Stock Purchase Agreement) suffered by the Company resulting from or in respect of (i) various tax obligations and liabilities, (ii) pre-closing insurance claims, (iii) any breach or default in the performance by Laidlaw Inc. or LTI of (a) their covenants and agreements in the Stock Purchase Agreement to be performed on or after May 15, 1997 (the "Closing Date") or (b) any representation or warranty which survives the Closing Date (to the extent that damages therefrom exceed $2 million) and (iv) any environmental liability or environmental claim arising as a result of any act or omission by Laidlaw Inc. or LTI, including any release, occurring prior to the Closing Date, but only to the extent such liability or claim (a) was known to Laidlaw Inc. or certain of its affiliates and not disclosed in writing to the Company or (b) relates to the Marine Shale or Mercier, Quebec facilities and exceeds (x) an aggregate of $1million in a particular year and (y) an aggregate since the Closing of $1million times the number of years elapsed since the Closing Date, but only to the extent of cash expenditures incurred within six years after the Closing Date.

         On May 18, 2000, Laidlaw Inc. announced that its Board of Directors had declared an interest payment moratorium on all advances under the Laidlaw Inc. syndicated bank facility and on all outstanding public debt of Laidlaw Inc. and Laidlaw One, Inc. Certain debt holders included in the moratorium have commenced actions to attempt to recover amounts alleged to be owing to them and other debt holders subject to the moratorium may also commence similar actions. The Company can not predict the impact, if any, this moratorium and any related circumstances will have on the Company's ability to collect upon Laidlaw Inc.'s indemnification, guaranty and other contractual obligations to the Company.

         LAIDLAW INC. GUARANTIES. Prior to the Closing Date, Laidlaw Inc. entered into on behalf of the Company certain guaranties, performance guaranties, bonds, performance bonds, suretyship arrangements, surety bonds, credits, letters of credit, reimbursement agreements and other undertakings, deposit commitments or arrangements by which Laidlaw Inc. may be primarily, secondarily, contingently or conditionally liable for or in respect of (or which create, constitute or evidence a lien or encumbrance on any of the assets or properties of Laidlaw Inc. which secures the payment or performance of) a present or future liability or obligation of the Company (each a "Laidlaw Guaranty" and collectively the "Laidlaw Guaranties"). Pursuant to the terms of the Stock Purchase Agreement, the Company agreed to use its best efforts to cause Laidlaw Inc. to be fully and finally released and discharged from all further liability or obligation in respect of all Laidlaw Guaranties within six months following the Closing Date. As of August 31, 2000 Laidlaw Inc. had been discharged from most of such obligations.

         Financial assurance is required for the cost of clean-up or environmental impairment restoration, if any should be incurred, following closure of the hazardous waste management facility operated by the Company in Pinewood, South Carolina. Prior to the Closing Date, Laidlaw Inc. provided its corporate guaranty to satisfy, in part, this financial assurance. Insurance coverage has been substituted for the Laidlaw Inc. corporate guaranty under the present financial assurance submittal.

         LAIDLAW SERVICE ARRANGEMENTS. Laidlaw Inc. and its affiliates have provided certain financial and management services to the Company and its subsidiaries. Such services have included providing general liability and workers' compensation insurance. Each of the service arrangements has been on arms-length terms comparable to those available in transactions with unaffiliated parties. During the fiscal year ended August 31, 2000, the
Company paid Laidlaw Inc. approximately $14.8 million on account of such services. All such services discontinued on August 31, 2000.


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

(3)(b) Amended and Restated Bylaws of the Company.

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

(4)(k) Fourth Amendment dated as of March 13, 2000 to the Amended and Restated Credit Agreement dated as of May 6, 1999 among Safety-Kleen Services, Inc. (formerly known as LES, Inc.), Safety-Kleen Services (Canada) Ltd.

(formerly known as Laidlaw Environmental Services (Canada) Ltd.), the Lenders, Toronto Dominion (Texas), Inc., The Toronto Dominion Bank, TD Securities (USA) Inc., The Bank of Nova Scotia, NationsBank, N.A., The First National Bank of Chicago and Wachovia Bank N.A. filed as Exhibit (4)(l) to the Registrant's Current Report on Form 10-Q filed July 18, 2000 and incorporated herein by reference.

(4)(l) Consent dated as of March 16, 2000 to the Amended and Restated Credit Agreement dated as of May 6, 1999 among Safety-Kleen Services, Inc. (formerly known as LES, Inc.), Safety-Kleen Services (Canada) Ltd. (formerly known as Laidlaw Environmental Services (Canada) Ltd.), the Lenders, Toronto Dominion (Texas), Inc., The Toronto Dominion Bank, TD Securities (USA) Inc., The Bank of Nova Scotia, NationsBank, N.A., The First National Bank of Chicago and Wachovia Bank N.A. filed as Exhibit (4)(m) to the Registrant's Current Report on Form 10-Q filed July 18, 2000 and incorporated herein by reference.

(4)(m) Amended and Restated $100,000,000 Debtor In Possession Credit Agreement among Safety-Kleen Services, Inc., The Several Lenders from Time to Time Parties thereto, Toronto Dominion (Texas), Inc., as General Administrative Agent and Underwriter and The CIT Group/Business Credit, Inc. as Collateral Agent and Underwriter Initially dated as of June 11, 2000 Amended and Restated as of July 19, 2000.

(4)(n) Registration Rights Agreement dated May 15, 1997 between the Company, Laidlaw Transportation, Inc. and Laidlaw Inc. the form of which was filed as Exhibit B to Annex A to the Registrant's Definitive Proxy Statement on Form DEF 14A, filed on May 1, 1997 and incorporated herein by reference.

(4)(o) Indenture dated as of May 1, 1993 between the Industrial Development Board of the Metropolitan Government of Nashville and Davidson County (Tennessee) and NationsBank of Tennessee, N.A., filed as Exhibit 4(f) to the Registrant's Form 10-Q for the Quarter ended May 31, 1997, and incorporated herein by reference.

(4)(p) Indenture of Trust dated as of August 1, 1995 between Tooele County, Utah and West One Bank, Utah, now known as U.S. Bank, as Trustee, filed as Exhibit 4(h) to the Registrant's form 10-Q for the Quarter ended May 31, 1997, and incorporated herein by reference.

(4)(q) Indenture of Trust dated as of July 1, 1997 between Tooele County, Utah and U.S. Bank, a national banking association, as Trustee, filed as Exhibit 4(j) to the Registrant's Form 10-Q for the Quarter ended May 31, 1997, and incorporated herein by reference.

(4)(r) Indenture of Trust dated as of July 1, 1997 between California Pollution Control Financing Authority and U.S. Bank, a national banking association, as Trustee, filed as Exhibit 4(k) to the Registrant's Form 10-Q for the Quarter ended May 31, 1997, and incorporated herein by reference.

(4)(s) Promissory Note dated May 15, 1997 for $60,000,000 from the Company to Westinghouse Electric Corporation, filed as Exhibit 4(n) to the Registrant's Form 10-Q for the Quarter ended May 31, 1997, and incorporated herein by reference.

(4)(t) Letter dated May 7, 1999 from Toronto-Dominion (Texas) Inc. (as assignee of Westinghouse Electric Corporation) and agreed to by the Company and Laidlaw Inc. amending the terms of the Promissory Note dated May 15, 1997 (as referenced in Exhibit (4)(r)) filed as Exhibit (4)(u) to the Registrant's Form S-4 Registration Statement No. 333-82689 filed July 12, 1999 and incorporated herein by reference.

(4)(u) Guaranty Agreement dated May 15, 1997 by Laidlaw Inc. to Westinghouse Electric Corporation guaranteeing Promissory Note dated May 15, 1997 (as referenced in Exhibit (4)(s)) from Company to Westinghouse Electric Corporation), filed as Exhibit 4(o) to the Registrant's Form 10-Q for the Quarter ended May 31, 1997, and incorporated herein by reference.

(4)(v) Rights Agreement dated as of October 15, 1999 between the Company and EquiServe Trust Company, N.A., as Rights Agent, filed as Exhibit (c)1 to the Company's Current Report on Form 8-K filed on October 15, 1999 and incorporated herein by reference.

(4)(w) First Amendment to Rights Agreement, dated as of March 17, 2000, between the Company and EquiServe Trust Company, N.A. filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed on March 17, 2000 and incorporated herein by reference.

(4)(x) Letter Agreement, dated October 12, 1999, between the Company and Laidlaw Inc. filed as Exhibit 99.2 to the Company's Current Report on Form 8-K filed on March 17, 2000 and incorporated herein by reference.

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

(10)(d) Agreement for the sale and purchase of shares and loan stock hold by SK Europe, Inc. in Safety-Kleen Europe Limited between Safety-Kleen Europe Limited and SK Europe, Inc. and the Company and The Electra Subscribers and Electra European Fund LP dated as of July 6, 2000.

(10)(e) Rollins Environmental Services, Inc. 1982 Incentive Stock Option Plan filed with Amendment No. 1 to the Company's Registration Statement No. 2-84139 on Form S-1 dated June 24, 1983 and incorporated herein by reference.

(10)(f) Rollins Environmental Services, Inc. 1993 Stock Option Plan filed as Exhibit (10)(e) to the Registrant's Current Report on Form 10-Q filed July 18, 2000 and incorporated herein by reference.

(10)(g) Company's 1997 Stock Option Plan, filed as Exhibit 4.4 to the Company's Registration Statement No. 333-41859 on Form S-8 dated December 10, 1997 and incorporated herein by reference.

(10)(h) First  Amendment to Company's  1997 Stock Option Plan,  filed as Exhibit
(10)(g) to the Company's Form 10-Q dated January 14, 2000 and incorporated herein by reference.

(10)(i) Company's Director's Stock Option Plan, filed as Exhibit 4.5 to the Company's Registration Statement No. 333-41859 on Form S-8 dated December 10, 1997 and incorporated herein by reference.

(10)(j)  First  Amendment  to  Company's  Director's  Stock Option Plan filed as
Exhibit (10)(i) to the Company's Form 10-Q dated January 14, 2000 and incorporated herein by reference.

(10)(k) Stock Purchase Agreement dated February 6, 1997 among the Company, Laidlaw Inc., and Laidlaw Transportation, Inc. filed as Exhibit A to Annex A to the Definitive Proxy Statement on Form DEF 14A filed on May 1, 1997 and incorporated herein by reference.

(10)(l) Executive Bonus Plan for fiscal year 2000 filed as Appendix C to the Definitive Proxy Statement on Form DEF 14A filed on October 29, 1999 and incorporated herein by reference.

(10)(m) Company's U.S. Supplemental Executive Retirement Plan filed as Exhibit 10(g) to the Company's 10-Q for the quarter ended November 30, 1997, and incorporated herein by reference.

(10)(n) Employment Agreement by and between Company and Grover C. Wrenn dated as of August 23, 2000.

(10)(o) Employment Agreement by and between Company and David E. Thomas, Jr. dated as of August 23, 2000.

(10)(p) Employment Agreement by and between Company and Larry W. Singleton dated as of July 17, 2000.

(10)(q) Form of Senior Executive Change of Control Agreement.

(10)(r) Senior Executive Retention Plan.

(10)(s) Senior Executive Severance Plan.

(10)(t) Executive Retention Plan.

(10)(u) Executive Severance Plan.

(10)(v) Key Manager Retention Plan.

(10)(w) Key Manager Severance Plan.

(10)(x) Letter Agreement dated March 16, 2000 between Jay Alix & Associates and the Company filed as Exhibit (10)(x) to the Company's Current Report on Form 10-Q filed July 18, 2000 and incorporated herein by reference.

(21) Subsidiaries of Registrant.

(24) Power of Attorney (on the signature pages hereof)

(99.1) Consent Agreement and Final Order by and between the United States Environmental Protection Agency and Safety-Kleen Corp. and certain of its U. S. Subsidiaries and/or affiliates.

(b) Reports on Form 8-K.

i. The Company filed a Current Report on Form 8-K on June 6, 2000, which contained Item 5 related to the Company announcing that the Company did not make debt payments, the sale of the Elgin property was terminated and that the Company was seeking new financial assurance surety bonds.

ii. The Company filed a Current Report on Form 8-K on June 9, 2000 which contained Item 5 related to the Company announcing a clarification of its June 6, 2000 press release.

iii. The Company filed a Current Report on Form 8-K on June 19, 2000 which contained Item 3 and Item 5 related to the Company announcing the resignation of Kenneth W. Winger as a Director of the Company as well as the fact that filing for protection under the U.S. Bankruptcy Code was an event of default under the Company's four Industrial Revenue Bonds.

iv.   The  Company  filed a  Current  Report on Form 8-K on July 20, 2000  which
contained   Item  5  related  to  the   Company   announcing   finalization   of
debtor-in-possession financing.

v. The Company filed a Current Report on Form 8-K on August 8, 2000 which contained Item 4.

vi. The Company filed a Current Report on Form 8-K on August 18, 2000 which contained Item 5 related to the Company announcing the appointment of Larry W. Singleton as the new Chief Financial Officer of the Company.

vii. The Company filed a Current Report on Form 8-K on August 29, 2000 which contained Item 5 related to the Company announcing that SK Europe, Inc., an indirect subsidiary of the Registrant had sold its remaining interest in Safety-Kleen Europe Limited.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:  November 29, 2000                 SAFETY-KLEEN CORP.
                             ---------------------------------------------
                                            (Registrant)

                                       /s/ David E. Thomas, Jr.
                                      ----------------------------
                                      David E. Thomas, Jr.
                                      Chief Executive Officer

KNOW ALL MEN BY THESE PRESENTS, that each individual whose signature appears below hereby constitutes and appoints Larry W. Singleton and Henry H. Taylor and each of them, his or her true and lawful agent, proxy and attorney-in-fact, each acting alone, with full power and substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities to (i) act on, sign and file with the Securities and Exchange Commission any and all amendments to this Form 10-K together with all schedules and exhibits thereto,
(ii) act on, sign and file such certificates, instruments, agreements and other documents as may be necessary or appropriate in connection therewith, (iii) take any and all actions which may be necessary or appropriate in connection therewith, granting unto such agents, proxies and attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing necessary or appropriate to be done, as fully and for all intents and purposes as he or she might or could do in person, hereby approving, ratifying and confirming all that such agents, proxies and attorneys-in-fact, any of them or any of his or her or their substitutes may lawfully do or cause to be done by virtue thereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                       Title                          Date

/s/ David E. Thomas, Jr.        Chairman of the Board,         November 29, 2000
------------------------        Chief Executive Officer
David E. Thomas, Jr.            and Director

/s/ Larry W. Singleton          Senior Vice President,         November 29, 2000
----------------------          Finance and Chief Financial
Larry W. Singleton              Officer (principal financial
                                and accounting officer)

/s/ Grover C. Wrenn             President and Chief            November 29, 2000
-------------------             Operating Officer
Grover C. Wrenn                 and Director

/s/ Robert W. Luba              Director                       November 29, 2000
------------------
Robert W. Luba

/s/ Kenneth K. Chalmers         Director                       November 29, 2000
-----------------------
Kenneth K. Chalmers

/s/ John W. Rollins, Jr.        Director                       November 29, 2000
------------------------
John W. Rollins, Jr.

/s/ Henry B. Tippie             Director                       November 29, 2000
-------------------
Henry B. Tippie

/s/ James L. Wareham            Director                       November 29, 2000
--------------------
James L. Wareham

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

(3)(b)        Amended and Restated Bylaws of the Company.

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

(4)(k)        Fourth  Amendment  dated as of March 13,  2000 to the  Amended and
              Restated Credit Agreement dated as of May 6, 1999 among Safety-Kleen Services, Inc. (formerly known as LES, Inc.),
              Safety-Kleen Services (Canada) Ltd. (formerly known as Laidlaw Environmental Services (Canada) Ltd.), the Lenders, Toronto Dominion (Texas), Inc., The Toronto Dominion Bank, TD Securities
              (USA) Inc., The Bank of Nova Scotia, NationsBank, N.A., The First National Bank of Chicago and Wachovia Bank N.A. filed as Exhibit
              (4)(l) to the Registrant's Current Report on Form 10-Q filed July 18, 2000 and incorporated herein by reference.

(4)(l) Consent dated as of March 16, 2000 to the Amended and Restated Credit Agreement dated as of May 6, 1999 among Safety-Kleen Services, Inc. (formerly known as LES, Inc.), Safety-Kleen Services (Canada) Ltd. (formerly known as Laidlaw Environmental Services (Canada) Ltd.), the Lenders, Toronto Dominion (Texas), Inc., The Toronto Dominion Bank, TD Securities (USA) Inc., The Bank of Nova Scotia, NationsBank, N.A., The First National Bank of Chicago and Wachovia Bank N.A. filed as Exhibit (4)(m) to the Registrant's Current Report on Form 10-Q filed July 18, 2000 and incorporated herein by reference.

(4)(m) Amended and Restated $100,000,000 Debtor In Possession Credit Agreement among Safety-Kleen Services, Inc., The Several Lenders from Time to Time Parties thereto, Toronto Dominion (Texas), Inc., as General Administrative Agent and Underwriter and The CIT Group/Business Credit, Inc. as Collateral Agent and Underwriter Initially dated as of June 11, 2000 Amended and Restated as of July 19, 2000.

(4)(n) Registration Rights Agreement dated May 15, 1997 between the Company, Laidlaw Transportation, Inc. and Laidlaw Inc. the form of which was filed as Exhibit B to Annex A to the Registrant's
              Definitive Proxy Statement on Form DEF 14A, filed on May 1, 1997 and incorporated herein by reference.

(4)(o) Indenture dated as of May 1, 1993 between the Industrial Development Board of the Metropolitan Government of Nashville and Davidson County (Tennessee) and NationsBank of Tennessee, N.A., filed as Exhibit 4(f) to the Registrant's Form 10-Q for the Quarter ended May 31, 1997, and incorporated herein by reference.

(4)(p) Indenture of Trust dated as of August 1, 1995 between Tooele County, Utah and West One Bank, Utah, now known as U.S. Bank, as Trustee, filed as Exhibit 4(h) to the Registrant's form 10-Q for the Quarter ended May 31, 1997, and incorporated herein by reference.

(4)(q) Indenture of Trust dated as of July 1, 1997 between Tooele County, Utah and U.S. Bank, a national banking association, as Trustee, filed as Exhibit 4(j) to the Registrant's Form 10-Q for the Quarter ended May 31, 1997, and incorporated herein by reference.

(4)(r) Indenture of Trust dated as of July 1, 1997 between California Pollution Control Financing Authority and U.S. Bank, a national banking association, as Trustee, filed as Exhibit 4(k) to the Registrant's Form 10-Q for the Quarter ended May 31, 1997, and incorporated herein by reference.

(4)(s) Promissory Note dated May 15, 1997 for $60,000,000 from the Company to Westinghouse Electric Corporation, filed as Exhibit 4(n) to the Registrant's Form 10-Q for the Quarter ended May 31, 1997, and incorporated herein by reference.

(4)(t) Letter dated May 7, 1999 from Toronto-Dominion (Texas) Inc. (as assignee of Westinghouse Electric Corporation) and agreed to by the Company and Laidlaw Inc. amending the terms of the Promissory Note dated May 15, 1997 (as referenced in Exhibit (4)(r)) filed as Exhibit (4)(u) to the Registrant's Form S-4 Registration Statement No. 333-82689 filed July 12, 1999 and incorporated herein by reference.

(4)(u) Guaranty Agreement dated May 15, 1997 by Laidlaw Inc. to Westinghouse Electric Corporation guaranteeing Promissory Note dated May 15, 1997 (as referenced in Exhibit (4)(s)) from Company to Westinghouse Electric Corporation), filed as Exhibit 4(o) to the Registrant's Form 10-Q for the Quarter ended May 31, 1997, and incorporated herein by reference.

(4)(v) Rights Agreement dated as of October 15, 1999 between the Company and EquiServe Trust Company, N.A., as Rights Agent, filed as Exhibit (c)1 to the Company's Current Report on Form 8-K filed on October 15, 1999 and incorporated herein by reference.

(4)(w) First Amendment to Rights Agreement, dated as of March 17, 2000, between the Company and EquiServe Trust Company, N.A. filed as
              Exhibit 99.1 to the Company's Current Report on Form 8-K filed on March 17, 2000 and incorporated herein by reference.

(4)(x) Letter Agreement, dated October 12, 1999, between the Company and Laidlaw Inc. filed as Exhibit 99.2 to the Company's Current Report on Form 8-K filed on March 17, 2000 and incorporated herein by reference.

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

(10)(d) Agreement for the sale and purchase of shares and loan stock hold by SK Europe, Inc. in Safety-Kleen Europe Limited between Safety-Kleen Europe Limited and SK Europe, Inc. and the Company and The Electra Subscribers and Electra European Fund LP dated as of July 6, 2000.

(10)(e) Rollins Environmental Services, Inc. 1982 Incentive Stock Option Plan filed with Amendment No. 1 to the Company's Registration Statement No. 2-84139 on Form S-1 dated June 24, 1983 and incorporated herein by reference.

(10)(f) Rollins Environmental Services, Inc. 1993 Stock Option Plan filed as Exhibit (10)(e) to the Registrant's Current Report on Form 10-Q filed July 18, 2000 and incorporated herein by reference.

(10)(g) Company's 1997 Stock Option Plan, filed as Exhibit 4.4 to the Company's Registration Statement No. 333-41859 on Form S-8 dated December 10, 1997 and incorporated herein by reference.

(10)(h) First Amendment to Company's 1997 Stock Option Plan, filed as Exhibit (10)(g) to the Company's Form 10-Q dated January 14, 2000 and incorporated herein by reference.

(10)(i) Company's Director's Stock Option Plan, filed as Exhibit 4.5 to the Company's Registration Statement No. 333-41859 on Form S-8 dated December 10, 1997 and incorporated herein by reference.

(10)(j) First Amendment to Company's Director's Stock Option Plan filed as Exhibit (10)(i) to the Company's Form 10-Q dated January 14, 2000 and incorporated herein by reference.

(10)(k) Stock Purchase Agreement dated February 6, 1997 among the Company, Laidlaw Inc., and Laidlaw Transportation, Inc. filed as Exhibit A to Annex A to the Definitive Proxy Statement on Form DEF 14A filed on May 1, 1997 and incorporated herein by reference.

(10)(l) Executive Bonus Plan for fiscal year 2000 filed as Appendix C to the Definitive Proxy Statement on Form DEF 14A filed on October 29, 1999 and incorporated herein by reference.

(10)(m)       Company's U.S.  Supplemental  Executive  Retirement  Plan filed as
              Exhibit 10(g) to the Company's 10-Q for the quarter ended November 30, 1997, and incorporated herein by reference.

(10)(n) Employment Agreement by and between Company and Grover C. Wrenn dated as of August 23, 2000.

(10)(o) Employment Agreement by and between Company and David E. Thomas, Jr. dated as of August 23, 2000.

(10)(p) Employment Agreement by and between Company and Larry W. Singleton dated as of July 17, 2000.

(10)(q)       Form of Senior Executive Change of Control Agreement.

(10)(r)       Senior Executive Retention Plan.

(10)(s)       Senior Executive Severance Plan.

(10)(t)       Executive Retention Plan.

(10)(u)       Executive Severance Plan.

(10)(v)       Key Manager Retention Plan.

(10)(w)       Key Manager Severance Plan.

(10)(x) Letter Agreement dated March 16, 2000 between Jay Alix & Associates and the Company filed as Exhibit (10)(x) to the Company's Current Report on Form 10-Q filed July 18, 2000 and incorporated herein by reference.

(21)          Subsidiaries of Registrant.

(24)          Power of Attorney (on the signature pages hereof)

(99.1) Consent Agreement and Final Order by and between the United States Environmental Protection Agency and Safety-Kleen Corp. and certain of its U. S. Subsidiaries and/or affiliates.

(b)           Reports on Form 8-K.

i. The Company filed a Current Report on Form 8-K on June 6, 2000, which contained Item 5 related to the Company announcing that the Company did not make debt payments, the sale of the Elgin property was terminated and that the Company was seeking new financial assurance surety bonds.

ii. The Company filed a Current Report on Form 8-K on June 9, 2000 which contained Item 5 related to the Company announcing a clarification of its June 6, 2000 press release.

iii. The Company filed a Current Report on Form 8-K on June 19, 2000 which contained Item 3 and Item 5 related to the Company announcing the resignation of Kenneth W. Winger as a Director of the Company as well as the fact that filing for protection under the U.S. Bankruptcy Code was an event of default under the Company's four Industrial Revenue Bonds.

iv.           The  Company  filed a Current  Report on Form 8-K on July 20, 2000
              which   contained  Item  5  related  to  the  Company   announcing
              finalization of debtor-in-possession financing.

v. The Company filed a Current Report on Form 8-K on August 8, 2000 which contained Item 4.

vi. The Company filed a Current Report on Form 8-K on August 18, 2000 which contained Item 5 related to the Company announcing the appointment of Larry W. Singleton as the new Chief Financial Officer of the Company.

vii. The Company filed a Current Report on Form 8-K on August 29, 2000 which contained Item 5 related to the Company announcing that SK Europe, Inc., an indirect subsidiary of the Registrant had sold its remaining interest in Safety-Kleen Europe Limited.