Form 10-Q
period 2000-11-30
SAFETY KLEEN CORP/
filed 2001-01-12
CIK 701856

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                              EXCHANGE ACT OF 1934


                For the Quarterly Period Ended November 30, 2000


                         Commission File Number 1-8368


                               SAFETY-KLEEN CORP.

             (Exact name of registrant as specified in its charter)


               Delaware                                         51-0228924
---------------------------------                           --------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                              Identification No.)

1301 Gervais Street Columbia, Suite 300, South Carolina               29201
-------------------------------------------------------            ----------
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


         Yes        No    X
             -----      -----

The number of shares of the issuer's common stock outstanding as of January 11, 2001 was 100,783,596.

================================================================================

                               SAFETY-KLEEN CORP.


                                      INDEX


PART I FINANCIAL INFORMATION...................................................3

PART II  OTHER INFORMATION

Item 1   Legal Proceeding......................................................3

Item 6   Exhibits and Reports on Form 8-K......................................3

Signatures....................................................................10

Exhibit Index.................................................................11

                         PART I - FINANCIAL INFORMATION

         Safety-Kleen Corp. (the "Company" or "Registrant") has omitted information responsive to Items 1, 2 and 3 of Part I of Form 10-Q and portions of other Items which elicit financial information. As described in the Company's Current Report on Form 8-K filed on August 8, 2000, the Company dismissed PricewaterhouseCoopers LLP as its independent accountants on August 1, 2000 and engaged Arthur Andersen LLP as successor independent accountants. Upon completion of the audit by Arthur Andersen for fiscal years ended August 31, 1997 through August 31, 2000, the Company will amend this Form 10-Q, file audited financial statements, as applicable, and respond to Items the information for which has been omitted in this filing. The Company presently anticipates making that filing as soon as practicable.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.


         There have been no additional significant legal proceedings or any material changes in the legal proceedings other than as reported in PART II,
Item 3 of the Company's Report on Form 10-K for the twelve months ended August 31, 2000.



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

(3)(b) Amended and Restated Bylaws of the Company filed as Exhibit (3)(b) to the Registrant's Form 10-K for the year ended August 31, 2000 and incorporated herein by reference.

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

(4)(m) Amended and Restated $100,000,000 Debtor In Possession Credit Agreement among Safety-Kleen Services, Inc., The Several Lenders from Time to Time Parties thereto, Toronto Dominion (Texas), Inc., as General Administrative Agent and Underwriter and The CIT Group/Business Credit, Inc. as Collateral Agent and Underwriter Initially dated as of June 11, 2000 Amended and Restated as of July 19, 2000 filed as Exhibit (4)(m) to the Registrant's Form 10-K for the year ended August 31, 2000 and incorporated herein by reference.

(4)(n) First Amendment, dated as of October 31, 2000, to the Amended and Restated $100,000,000 Debtor In Possession Credit Agreement among Safety-Kleen Services, Inc., The Several Lenders from Time to Time Parties thereto, Toronto Dominion (Texas), Inc., as General Administrative Agent and Underwriter and The CIT Group/Business Credit, Inc. as Collateral Agent and Underwriter Initially dated as of June 11, 2000 Amended and Restated as of July 19, 2000.

(4)(o) Registration Rights Agreement dated May 15, 1997 between the Company, Laidlaw Transportation, Inc. and Laidlaw Inc. the form of which was filed as Exhibit B to Annex A to the Registrant's Definitive Proxy Statement on Form DEF 14A, filed on May 1, 1997 and incorporated herein by reference.

(4)(p) Indenture dated as of May 1, 1993 between the Industrial Development Board of the Metropolitan Government of Nashville and Davidson County (Tennessee) and NationsBank of Tennessee, N.A., filed as Exhibit 4(f) to the Registrant's Form 10-Q for the Quarter ended May 31, 1997, and incorporated herein by reference.

(4)(q) Indenture of Trust dated as of August 1, 1995 between Tooele County, Utah and West One Bank, Utah, now known as U.S. Bank, as Trustee, filed as Exhibit 4(h) to the Registrant's form 10-Q for the Quarter ended May 31, 1997, and incorporated herein by reference.

(4)(r) Indenture of Trust dated as of July 1, 1997 between Tooele County, Utah and U.S. Bank, a national banking association, as Trustee, filed as Exhibit 4(j) to the Registrant's Form 10-Q for the Quarter ended May 31, 1997, and incorporated herein by reference.

(4)(s) Indenture of Trust dated as of July 1, 1997 between California Pollution Control Financing Authority and U.S. Bank, a national banking association, as Trustee, filed as Exhibit 4(k) to the Registrant's Form 10-Q for the Quarter ended May 31, 1997, and incorporated herein by reference.

(4)(t) Promissory Note dated May 15, 1997 for $60,000,000 from the Company to Westinghouse Electric Corporation, filed as Exhibit 4(n) to the Registrant's Form 10-Q for the Quarter ended May 31, 1997, and incorporated herein by reference.

(4)(u) Letter dated May 7, 1999 from Toronto-Dominion (Texas) Inc. (as assignee of Westinghouse Electric Corporation) and agreed to by the Company and Laidlaw Inc. amending the terms of the Promissory Note dated May 15, 1997 (as referenced in Exhibit (4)(r)) filed as Exhibit (4)(u) to the Registrant's Form S-4 Registration Statement No. 333-82689 filed July 12, 1999 and incorporated herein by reference.

(4)(v) Guaranty Agreement dated May 15, 1997 by Laidlaw Inc. to Westinghouse Electric Corporation guaranteeing Promissory Note dated May 15, 1997 (as referenced in Exhibit (4)(s)) from Company to Westinghouse Electric Corporation), filed as Exhibit 4(o) to the Registrant's Form 10-Q for the Quarter ended May 31, 1997, and incorporated herein by reference.


(4)(w) Rights Agreement dated as of October 15, 1999 between the Company and EquiServe Trust Company, N.A., as Rights Agent, filed as Exhibit (c)1 to the Company's Current Report on Form 8-K filed on October 15, 1999 and incorporated herein by reference.


(4)(x) First Amendment to Rights Agreement, dated as of March 17, 2000, between the Company and EquiServe Trust Company, N.A. filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed on March 17, 2000 and incorporated herein by reference.

(4)(y) Letter Agreement, dated October 12, 1999, between the Company and Laidlaw Inc. filed as Exhibit 99.2 to the Company's Current Report on Form 8-K filed on March 17, 2000 and incorporated herein by reference.

(4)(z) Other instruments defining the rights of holders of nonregistered debt of the Company have been omitted from this exhibit list because the amount of debt authorized under any such instrument does not exceed 10% of the total assets of the Company and its subsidiaries. The Company agrees to furnish a copy of any such instrument to the Commission upon request.

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


(10)(d) Agreement for the sale and purchase of shares and loan stock hold by SK Europe, Inc. in Safety-Kleen Europe Limited between Safety-Kleen Europe Limited and SK Europe, Inc. and the Company and The Electra Subscribers and Electra European Fund LP dated as of July 6, 2000 filed as Exhibit (10)(d) to the Registrant's Form 10-K for the year ended August 31, 2000 and incorporated herein by reference.

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

(10)(n) Employment Agreement by and between Company and Grover C. Wrenn dated as of August 23, 2000 filed as Exhibit (10)(n) to the Registrant's Form 10-K for the year ended August 31, 2000 and incorporated herein by reference.

(10)(o) Employment Agreement by and between Company and David E. Thomas, Jr. dated as of August 23, 2000 filed as Exhibit (10)(o) to the Registrant's Form 10-K for the year ended August 31, 2000 and incorporated herein by reference.

(10)(p) Employment Agreement by and between Company and Larry W. Singleton dated as of July 17, 2000 filed as Exhibit (10)(p) to the Registrant's Form 10-K for the year ended August 31, 2000 and incorporated herein by reference.

(10)(q) Form of Senior  Executive  Change of Control  Agreement filed as Exhibit
(10)(q) to the Registrant's Form 10-K for the year ended August 31, 2000 and incorporated herein by reference.

(10)(r) Senior Executive Retention Plan filed as Exhibit (10)(r) to the Registrant's Form 10-K for the year ended August 31, 2000 and incorporated herein by reference.

(10)(s) Senior Executive Severance Plan filed as Exhibit (10)(s) to the Registrant's Form 10-K for the year ended August 31, 2000 and incorporated herein by reference.

(10)(t) Executive Retention Plan filed as Exhibit (10)(t) to the Registrant's Form 10-K for the year ended August 31, 2000 and incorporated herein by reference.

(10)(u) Executive Severance Plan filed as Exhibit (10)(u) to the Registrant's Form 10-K for the year ended August 31, 2000 and incorporated herein by reference.

(10)(v) Key Manager Retention Plan filed as Exhibit (10)(v) to the Registrant's Form 10-K for the year ended August 31, 2000 and incorporated herein by reference.

(10)(w)Key Manager Severance Plan filed as Exhibit (10)(w) to the Registrant's Form 10-K for the year ended August 31, 2000 and incorporated herein by reference.

(10)(x) Letter Agreement dated March 16, 2000 between Jay Alix & Associates and the Company filed as Exhibit (10)(x) to the Company's Current Report on Form 10-Q filed July 18, 2000 and incorporated herein by reference.

(99.1) Consent Agreement and Final Order by and between the United States Environmental Protection Agency and Safety-Kleen Corp. and certain of its United States subsidiaries and affiliates filed as Exhibit (99.1) to the Registrant's Form 10-K for the year ended August 31, 2000 and incorporated herein by reference.

(b)      Reports on Form 8-K.

i. The Company filed a Current Report on Form 8-K on September 15, 2000 which contained Item 5 related to an updated report concerning the Pinewood legal proceeding.

ii. The Company filed a Current Report on Form 8-K on October 11, 2000 which contained Item 5 related to an updated report concerning the Pinewood legal proceeding.

iii. The Company filed a Current Report on Form 8-K on November 14, 2000 which contained Item 5 related to a press release announcing that Safety-Kleen to launch SystemOne Product line for 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


   DATE: January 12, 2001      SAFETY-KLEEN CORP.
                               ---------------------
                                   (Registrant)


                               /s/ Henry H. Taylor
                               ----------------------------
                               Henry H. Taylor
                               Vice President, General Counsel and Secretary


                               /s/ Larry W. Singleton
                               -----------------------------
                               Larry W. Singleton
                               Chief Financial Officer

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

(3)(b)         Amended  and  Restated  Bylaws of the  Company  filed as  Exhibit
               (3)(b) to the Registrant's Form 10-K for the year ended August 31, 2000 and incorporated herein by reference.

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

(4)(m) Amended and Restated $100,000,000 Debtor In Possession Credit Agreement among Safety-Kleen Services, Inc., The Several Lenders from Time to Time Parties thereto, Toronto Dominion (Texas), Inc., as General Administrative Agent and Underwriter and The CIT Group/Business Credit, Inc. as Collateral Agent and Underwriter Initially dated as of June 11, 2000 Amended and Restated as of July 19, 2000 filed as Exhibit (4)(m) to the Registrant's Form 10-K for the year ended August 31, 2000 and incorporated herein by reference.

(4)(n) First Amendment, dated as of October 31, 2000, to the Amended and Restated $100,000,000 Debtor In Possession Credit Agreement among Safety-Kleen Services, Inc., The Several Lenders from Time to Time Parties thereto, Toronto Dominion (Texas), Inc., as General Administrative Agent and Underwriter and The CIT Group/Business Credit, Inc. as Collateral Agent and Underwriter Initially dated as of June 11, 2000 Amended and Restated as of July 19, 2000.

(4)(o) Registration Rights Agreement dated May 15, 1997 between the Company, Laidlaw Transportation, Inc. and Laidlaw Inc. the form of which was filed as Exhibit B to Annex A to the Registrant's Definitive Proxy Statement on Form DEF 14A, filed on May 1, 1997 and incorporated herein by reference.

(4)(p) Indenture dated as of May 1, 1993 between the Industrial Development Board of the Metropolitan Government of Nashville and Davidson County (Tennessee) and NationsBank of Tennessee, N.A., filed as Exhibit 4(f) to the Registrant's Form 10-Q for the Quarter ended May 31, 1997, and incorporated herein by reference.

(4)(q) Indenture of Trust dated as of August 1, 1995 between Tooele County, Utah and West One Bank, Utah, now known as U.S. Bank, as Trustee, filed as Exhibit 4(h) to the Registrant's form 10-Q for the Quarter ended May 31, 1997, and incorporated herein by reference.

(4)(r) Indenture of Trust dated as of July 1, 1997 between Tooele County, Utah and U.S. Bank, a national banking association, as Trustee, filed as Exhibit 4(j) to the Registrant's Form 10-Q for the Quarter ended May 31, 1997, and incorporated herein by reference.

(4)(s) Indenture of Trust dated as of July 1, 1997 between California Pollution Control Financing Authority and U.S. Bank, a national banking association, as Trustee, filed as Exhibit 4(k) to the Registrant's Form 10-Q for the Quarter ended May 31, 1997, and incorporated herein by reference.

(4)(t) Promissory Note dated May 15, 1997 for $60,000,000 from the Company to Westinghouse Electric Corporation, filed as Exhibit 4(n) to the Registrant's Form 10-Q for the Quarter ended May 31, 1997, and incorporated herein by reference.

(4)(u) Letter dated May 7, 1999 from Toronto-Dominion (Texas) Inc. (as assignee of Westinghouse Electric Corporation) and agreed to by the Company and Laidlaw Inc. amending the terms of the Promissory Note dated May 15, 1997 (as referenced in Exhibit (4)(r)) filed as Exhibit (4)(u) to the Registrant's Form S-4 Registration
               Statement No. 333-82689 filed July 12, 1999 and incorporated herein by reference.

(4)(v) Guaranty Agreement dated May 15, 1997 by Laidlaw Inc. to Westinghouse Electric Corporation guaranteeing Promissory Note dated May 15, 1997 (as referenced in Exhibit (4)(s)) from Company to Westinghouse Electric Corporation), filed as Exhibit 4(o) to the Registrant's Form 10-Q for the Quarter ended May 31, 1997, and incorporated herein by reference.

(4)(w) Rights Agreement dated as of October 15, 1999 between the Company and EquiServe Trust Company, N.A., as Rights Agent, filed as Exhibit (c)1 to the Company's Current Report on Form 8-K filed on October 15, 1999 and incorporated herein by reference.

(4)(x) First Amendment to Rights Agreement, dated as of March 17, 2000, between the Company and EquiServe Trust Company, N.A. filed as
               Exhibit 99.1 to the Company's Current Report on Form 8-K filed on March 17, 2000 and incorporated herein by reference.

(4)(y) Letter Agreement, dated October 12, 1999, between the Company and Laidlaw Inc. filed as Exhibit 99.2 to the Company's Current Report on Form 8-K filed on March 17, 2000 and incorporated herein by reference.

(4)(z) Other instruments defining the rights of holders of nonregistered debt of the Company have been omitted from this exhibit list because the amount of debt authorized under any such instrument does not exceed 10% of the total assets of the Company and its subsidiaries. The Company agrees to furnish a copy of any such instrument to the Commission upon request.

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

(10)(d) Agreement for the sale and purchase of shares and loan stock hold by SK Europe, Inc. in Safety-Kleen Europe Limited between Safety-Kleen Europe Limited and SK Europe, Inc. and the Company and The Electra Subscribers and Electra European Fund LP dated as of July 6, 2000 filed as Exhibit (10)(d) to the Registrant's Form 10-K for the year ended August 31, 2000 and incorporated herein by reference.

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

(10)(n) Employment Agreement by and between Company and Grover C. Wrenn dated as of August 23, 2000 filed as Exhibit (10)(n) to the Registrant's Form 10-K for the year ended August 31, 2000 and incorporated herein by reference.

(10)(o) Employment Agreement by and between Company and David E. Thomas, Jr. dated as of August 23, 2000 filed as Exhibit (10)(o) to the Registrant's Form 10-K for the year ended August 31, 2000 and incorporated herein by reference.

(10)(p)        Employment   Agreement  by  and  between  Company  and  Larry  W.
               Singleton dated as of July 17, 2000 filed as Exhibit (10)(p) to the Registrant's Form 10-K for the year ended August 31, 2000 and incorporated herein by reference.

(10)(q) Form of Senior Executive Change of Control Agreement filed as Exhibit (10)(q) to the Registrant's Form 10-K for the year ended August 31, 2000 and incorporated herein by reference.

(10)(r) Senior Executive Retention Plan filed as Exhibit (10)(r) to the Registrant's Form 10-K for the year ended August 31, 2000 and incorporated herein by reference.

(10)(s) Senior Executive Severance Plan filed as Exhibit (10)(s) to the Registrant's Form 10-K for the year ended August 31, 2000 and incorporated herein by reference.

(10)(t)        Executive   Retention  Plan  filed  as  Exhibit  (10)(t)  to  the
               Registrant's Form 10-K for the year ended August 31, 2000 and incorporated herein by reference.

(10)(u)        Executive   Severance  Plan  filed  as  Exhibit  (10)(u)  to  the
               Registrant's Form 10-K for the year ended August 31, 2000 and incorporated herein by reference.

(10)(v) Key Manager Retention Plan filed as Exhibit (10)(v) to the Registrant's Form 10-K for the year ended August 31, 2000 and incorporated herein by reference.

(10)(w) Key Manager Severance Plan filed as Exhibit (10)(w) to the Registrant's Form 10-K for the year ended August 31, 2000 and incorporated herein by reference.

(10)(x) Letter Agreement dated March 16, 2000 between Jay Alix & Associates and the Company filed as Exhibit (10)(x) to the Company's Current Report on Form 10-Q filed July 18, 2000 and incorporated herein by reference.

(99.1) Consent Agreement and Final Order by and between the United States Environmental Protection Agency and Safety-Kleen Corp. and certain of its United States subsidiaries and affiliates filed as Exhibit (99.1) to the Registrant's Form 10-K for the year ended August 31, 2000 and incorporated herein by reference.