Form 10-Q
period 2001-02-28
SAFETY KLEEN CORP/
filed 2001-04-16
CIK 701856

================================================================================



                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES


                              EXCHANGE ACT OF 1934



                For the Quarterly Period Ended February 28, 2001

                          Commission File Number 1-8368

                               SAFETY-KLEEN CORP.

             (Exact name of registrant as specified in its charter)


               DELAWARE                                          51-0228924
-------------------------------                             --------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                              Identification No.)

1301 GERVAIS STREET COLUMBIA, SUITE 300, SOUTH CAROLINA                  29201
-------------------------------------------------------               ----------
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

                Yes             No    X
                    ------         ------

The number of shares of the issuer's common stock outstanding as of April 12, 2001 was 100,783,596.

================================================================================

                               SAFETY-KLEEN CORP.


                                      INDEX

PART I FINANCIAL INFORMATION...................................................2

PART II  OTHER INFORMATION

Item 1   Legal
Proceedings....................................................................2



Item 6   Exhibits and Reports on Form
8-K...........................................................................26

Signatures....................................................................33

Exhibit
Index.........................................................................34

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

                           PART II - OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS.

CHAPTER 11 FILING

         Safety-Kleen Corp. and 73 of its wholly owned domestic subsidiaries filed a voluntary petition for reorganization under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") on June 9, 2000. The petition was filed in the United States Bankruptcy Court for the District of Delaware [Case No. 00-2303 (PJW)]. Management of the Company continues to operate the business of the Company as a debtor in possession under Sections 1107 and 1108 of the Bankruptcy Code as described in Item 1 of Part II of the Company's Report on Form 10-K for the twelve months ended August 31, 2000. In this proceeding, the Company and its subsidiaries will seek approval of a Plan for Reorganization and intend to implement the Plan for Reorganization upon obtaining court approval of the Plan. Pursuant to the automatic stay provision of Section 362 of the Bankruptcy Code all non-exempt litigation matters are currently stayed.

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

MATTERS RELATED TO INVESTIGATION OF FINANCIAL RESULTS

         As previously reported in the Company's Current Report on Form 8-K dated March 6, 2000, the Company announced that it had initiated an internal investigation of its prior reported financial results and certain of its accounting policies and practices following receipt by the Company's Board of Directors of information alleging possible accounting irregularities that may have affected the previously reported financial results of the Company since fiscal year 1998. The Board appointed a Special Committee, consisting of four directors, who were then independent outside directors of the Company, to conduct the internal investigation (the "Special Committee (Investigation)"). The Special Committee (Investigation) was later expanded to five directors, with the addition of one additional independent outside director. The Company also engaged the law firm Shaw Pittman and the accounting firm Arthur Andersen LLP to assist with the comprehensive investigation of these matters. The Board placed Kenneth W. Winger, the Company's Chief Executive Officer and a Director, Michael
J. Bragagnolo, Executive Vice President and Chief Operating Officer, and Paul R. Humphreys, Sr. Vice President of Finance and Chief Financial Officer, on administrative leave. The Company accepted the resignations of Messrs. Winger, Bragagnolo, and Humphreys, as officers, in mid-May 2000 and of Mr. Winger, as a director, on June 9, 2000, and subsequently terminated the employment of these individuals in July 2000. The Special Committee (Investigation) is continuing its investigation.

         Beginning March 7, 2000, various Company shareholders filed actions in the United States District Court for the District of South Carolina, Columbia Division (the "South Carolina District Court"), on behalf of various alleged classes of Company shareholders (the "Shareholder Class Actions"), asserting federal securities fraud claims against the Company, Messrs. Winger, Humphreys and Bragagnolo (who are referred to herein collectively as the "Individual Defendants") and in two cases James R. Bullock, former Chairman of the Board of the Company. In August 2000, all of the Shareholder Class Actions were consolidated into two actions that are discussed in detail below. Due to the fact that the Company filed a Chapter 11 bankruptcy petition under the Bankruptcy Code on June 9, 2000 and all litigation against the Company is subject to an automatic stay, the Company was named as a nominal defendant in the two consolidated class actions.

         On August 3, 2000, the South Carolina District Court, approved an Order consolidating 19 of the Shareholder Class Actions and any other actions alleging claims on behalf of investors who acquired shares of the Company's common stock in the time period November 13, 1997 through March 6, 2000 into one action, IN RE SAFETY-KLEEN CORP. SECURITIES LITIGATION, Civil Action No. 3:00-CV-736-17 (the "Securities Consolidated Action"). Each of the Shareholder Class Actions consolidated into the Securities Consolidated Action was dismissed without prejudice. A Consolidated Amended Complaint was filed in the South Carolina District Court on September 18, 2000. The Securities Consolidated Action is brought on behalf of all persons, except defendants, who (i) purchased the common stock of Laidlaw Environmental Services, Inc. ("LES") between July 9, 1997 and July 1, 1998, (ii) purchased the common stock of Safety-Kleen Corp. between July 1, 1998 and March 6, 2000 or (iii) exchanged shares of old
Safety-Kleen Corp. common stock for shares of the common stock of new Safety-Kleen Corp. as a result of the tender offer by LES for Safety-Kleen Corp. In addition to naming the Individual Defendants and Mr. Bullock, the Amended Complaint also named John R. Grainger, Leslie W.

Haworth, John W. Rollins, Jr., David E. Thomas, Jr., Henry B. Tippie, James L. Wareham, Grover C. Wrenn and Henry H. Taylor, (all of whom are present or former officers or members of the Board of Directors of the Company and/or Laidlaw Inc.), PricewaterhouseCoopers LLP and Laidlaw Inc. as defendants to the Securities Consolidated Action. The Consolidated Amended Complaint alleges that the defendants disseminated materially false and misleading information and failed to disclose material facts with respect to the Company's financial condition and business prospects, thereby causing the market price of Company securities to be artificially inflated during the relevant class periods and that the class members acquired Company securities during the class periods at artificially inflated prices and were damaged thereby. The Consolidated Amended Complaint asserts various violations of federal securities laws including violations of Sections 10(b), 14(a) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and Sections 11, 12(a)(2) and 15 of the Securities Act of 1933. The Securities Consolidated Action seeks to recover damages in an unspecified amount that the class members allegedly sustained by purchasing shares of the Company's common stock at artificially inflated prices, as well as related relief. On January 8, 2001, the South Carolina District Court issued an Order amending the caption of the Securities Consolidated Action to IN RE SAFETY-KLEEN CORPORATION STOCKHOLDERS LITIGATION.

         On August 11, 2000, the South Carolina District Court approved an Order consolidating the remaining two Shareholder Class Actions involving shareholders who were former shareholders of Rollins Environmental Services, Inc. ("Rollins") into one action, IN RE SAFETY-KLEEN CORP. SECURITY LITIGATION, Civil Action No. 3:00 1343-17 (the "Rollins Consolidated Action"). The two Shareholder Class Actions consolidated into the Rollins Consolidated Action were dismissed without prejudice. On October 2, 2000, a Consolidated Amended Class Action Complaint for Violations of Federal Securities Laws in the Security Consolidated Action was filed in South Carolina District Court. The Rollins Consolidated Action is brought on behalf of all persons, except defendants, their affiliates and certain related parties, who were former shareholders of Rollins and who received or should have received the Proxy Statement (the "Proxy Statement") issued to shareholders of Rollins to notify them of the special meeting that had been convened to vote on the reverse acquisition of Laidlaw Chem-Waste, Inc. by Rollins to form the Company. The Consolidated Amended Complaint named the Individual Defendants, Mr. Bullock, the Estate of John W. Rollins, Sr., John W. Rollins, Jr. and Laidlaw Inc. as defendants in the Rollins Consolidated Action. The Consolidated Amended Complaint principally alleges that the defendants disseminated materially false and misleading information and failed to disclose material facts with respect to the Company's financial condition and business prospects in connection with the Proxy Statement and, as a result, the class members were denied an opportunity to make an informed voting decision at the special meeting for approval of the reverse acquisition. The Rollins Consolidated Action asserts various violations of federal securities laws including violations of Sections 14(a) and 20 of the Securities Exchange Act of 1934 and Rule 14a-9 promulgated thereunder. The Rollins Consolidated Action seeks to recover damages in an unspecified amount that the class members allegedly sustained as a result of the reverse acquisition and the voting in connection therewith, as well as related relief. On January 8, 2001, the South Carolina District Court issued an Order amending the caption of the Rollins Consolidated Action to IN RE SAFETY-KLEEN ROLLINS SHAREHOLDERS LITIGATION.

         In addition to the above, two shareholder derivative lawsuits were filed in the Delaware Court of Chancery for New Castle County on behalf of the Company, against certain of its directors and former directors (the "Delaware Derivative Actions"): (1) Civil Action No. 17923-NC on March 24, 2000, pending under the caption PETER FRANK VS. KENNETH W. WINGER, JOHN W. ROLLINS, JAMES R.
BULLOCK, DAVID E. THOMAS, JR., LESLIE W. HAWORTH, HENRY B. TIPPIE, JAMES L. WAREHAM, JOHN W. ROLLINS, JR., ROBERT W. LUBA AND GROVER C. WREN (SIC), AND SAFETY-KLEEN CORP. (NOMINAL DEFENDANT) and (2) Civil Action No. 1974-NC on March 30, 2000, pending under the caption HARBOR FINANCE PARTNERS, DERIVATIVELY ON BEHALF OF SAFETY-KLEEN CORP., AGAINST JAMES R. BULLOCK, JOHN W. ROLLINS, SR., DAVID E. THOMAS, JR., KENNETH W. WINGER, LESLIE W. HAWORTH, HENRY B. TIPPIE, JAMES L. WAREHAM, JOHN W. ROLLINS, JR., ROBERT W. LUBA, PETER N.T. WIDDRINGTON AND GROVER C. WRENN, DEFENDANTS AND SAFETY-KLEEN CORP. (NOMINAL DEFENDANT). The Delaware Derivative Actions assert, among other things, that the Defendants breached their fiduciary obligations to the Company and its shareholders by failing to adequately supervise the Company and to monitor its internal financial administrative policies, procedures and controls over an extended period of time, thereby exposing the Company to class action lawsuits and the loss of goodwill in the investment community, resulting in damages to the Company and its shareholders. These claims seek to recover damages on behalf of the Company against the Director Defendants in an unspecified amount as well as related relief.

         On April 13, 2000, a class action captioned MUZINICH & CO., INC., INDIVIDUALLY AND ON BEHALF OF ALL OTHERS SIMILARLY SITUATED, V. SAFETY-KLEEN CORP., KENNETH W. WINGER, MICHAEL J. BRAGAGNOLO, PAUL R. HUMPHREYS, LAIDLAW, INC. AND PRICEWATERHOUSE COOPERS, LLP, Civil Action No. 3:00-1145-17 (the
"Muzinich Class Action"), was filed in the South Carolina District Court. An Amended Class Action Complaint for violations of the federal securities laws was filed on August 25, 2000 pursuant to an August 3, 2000 Order of the South Carolina District Court Judge. The Company was not named as a defendant in the amended complaint. The Muzinich Class Action was filed on behalf of a class comprising all persons who purchased 9.25% Senior Subordinated Notes due 2008 of the Company during the period from October 23, 1998 through June 9, 2000.

         On July 18, 2000, a class action captioned AMERICAN HIGH-INCOME TRUST AND STATE STREET RESEARCH INCOME TRUST SUING ON BEHALF OF THEMSELVES AND ALL OTHERS SIMILARLY SITUATED V. KENNETH W. WINGER, LAIDLAW, INC., PRICEWATERHOUSECOOPERS, LLP, TD SECURITIES (USA) INC., NATIONSBANC MONTGOMERY SECURITIES, RAYMOND JAMES & ASSOCIATES, INC., ARTHUR ANDERSEN LLP, JAMES R. BULLOCK, PAUL R. HUMPHREYS, JOHN W. ROLLINS, SR., JOHN W. ROLLINS, JR., LESLIE
W. HAWORTH, ROBERT W. LUBA, DAVID E. THOMAS, JR., HENRY B. TIPPIE, JAMES L. WAREHAM, GROVER C. WRENN, MICHAEL J. BRAGAGNOLO AND HENRY H. TAYLOR, Civil Action No. 00-661 (the "American High-Income Trust Class Action"), was filed in the United States District Court for the District of Delaware. The American High-Income Trust Class Action was filed on behalf of all investors who purchased or acquired certain bonds issued by the Company in initial offerings or on the secondary market from April 17, 1998 through March 6, 2000. On December 1, 2000, the Judicial Panel on Multidistrict Litigation transferred the American High-Income Trust Class Action to the South Carolina District Court for coordinated or consolidated pretrial proceedings with the actions already pending in the South Carolina District Court. On January 8, 2001, the South Carolina District Court approved an Order consolidating the American High-Income Trust Class Action and the Muzinich Class Action into one action, IN RE SAFETY-KLEEN CORP. BONDHOLDERS LITIGATION, Consol. Case No. 3-00-1145 17 (the "Bondholders Consolidated

         Action"). A Consolidated Class Action Complaint was filed in the South Carolina District Court on January 23, 2001. Arthur Andersen LLP and Henry H. Taylor were not named as defendants in the Consolidated Class Action Complaint. The Bondholders Consolidated Action is brought on behalf of all persons who purchased or acquired certain bonds issued by the Company, or its predecessor LES, in initial offerings or on the secondary market from April 17, 1998 through March 9, 2000. The Bondholders Consolidated Action alleges that the Company disseminated materially false and misleading financial statements and that the class members purchased the bonds in reliance upon such financial statements. The Bondholders Consolidated Action asserts, among other things, various violations of federal securities laws including violations of Sections 11(a), 12(a)(2) and 15 of the Securities Act of 1933, Sections 10(b), 18 and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated under the Securities Exchange Act of 1934. The Bondholders Consolidated Action seeks to recover damages in an unspecified amount that the class members allegedly sustained, as well as related relief.

         In addition, two class actions have been filed against Laidlaw Inc. and certain of its directors on behalf of purchasers of shares of the common stock of Laidlaw Inc. and purchasers of bonds of Laidlaw Inc. during the period October 15, 1997 through and including March 13, 2000. The shareholder class action, MELTZER V. JOHN R. GRAINGER, JAMES R. BULLOCK, LESLIE W. HAWORTH AND
LAIDLAW INC., Civil Action No. 3:00-CV-2518-17, was filed with the South Carolina District Court on August 14, 2000. The bondholder class action, DAVID
I. L. SUNSTEIN V. JOHN R. GRAINGER, JAMES R. BULLOCK, LESLIE W. HAWORTH AND LAIDLAW INC., Civil Action No. 3:00-CV-855, was filed with the South Carolina District Court on March 17, 2000. The plaintiffs in both actions allege, among other things, that the defendants made false and misleading statements and violated certain federal securities laws. The plaintiffs in both actions seek to recover damages in an unspecified amount that the applicable class members allegedly sustained, as well as related relief. Messrs. Grainger, Bullock and Haworth have demanded to be indemnified by the Company in these actions.

         On September 23, 2000, a class action, JOHN HANCOCK LIFE INSURANCE COMPANY, NEW YORK LIFE INSURANCE COMPANY, AID ASSOCIATION FOR LUTHERANS, AMERICAN GENERAL ANNUITY INSURANCE COMPANY AND THE VARIABLE ANNUITY LIFE INSURANCE COMPANY, ON BEHALF OF THEMSELVES AND ALL OTHERS SIMILARLY SITUATED, V. JOHN R. GRAINGER, JAMES R. BULLOCK, IVAN R. CAIRNS, LESLIE W. HAWORTH, PETER N.T. WIDDRINGTON, WAYNE R. BISHOP, WILLIAM P. COOPER, JACK P. EDWARDS, WILLIAM
A. FARLINGER, DONALD M. GREEN, MARTHA O. HESSE, GORDON R. RITCHIE, STELLA M. THOMPSON, LAIDLAW, INC., PRICEWATERHOUSECOOPERS, LLP, GOLDMAN, SACHS & CO., BEAR, STEARNS & CO., INC., SALOMON SMITH BARNEY, MERRILL LYNCH & CO., ROBERTSON STEPHENS & CO., BANC ONE CORP., CIBC OPPENHEIMER, BANC OF AMERICA SECURITIES, LLC AND TD SECURITIES (USA), INC., Civil Action No. 7233, was filed in the United States District Court for the Southern District of New York on behalf of all persons, except the defendants and certain related parties, who purchased the bonds of Laidlaw, Inc. during the period September 24, 1997 through and including May 12, 2000. The plaintiffs allege, among other things, that the defendants made false and misleading statements and violated certain federal securities laws. The plaintiffs seek to recover damages in an unspecified amount that the applicable class members allegedly sustained, as well as related relief. Mr. Grainger and Mr. Haworth have demanded to be indemnified by the Company in this action.

         On December 12, 2000, a class action, Westdeutsche Landesbank Girozentrale, New York Branch, On Behalf Of Itself And All Others Similarly
Situated, v. John R. Grainger, James R. Bullock, Ivan R. Cairns, Leslie W. Haworth, Peter N.T. Widdrington, Wayne R. Bishop, William P. Cooper, Jack P.
Edwards, William A. Farlinger, Donald M. Green, Martha O. Hesse, Gordon R. Ritchie, Stella M. Thompson, Laidlaw, Inc., PricewaterhouseCoopers LLP, Goldman, Sachs & Co., Merrill Lynch & Co., Banc One Corp., CIBC Oppenheimer, Banc Of America Securities, LLC and TD Securities (USA), Inc., Civil Action No. 9486, was filed in the United States District Court for the Southern District of New York on behalf of all persons, except the defendants and certain related parties, who purchased call options or sold put options or other similar securities exercisable for the bonds of Laidlaw, Inc. during the period September 24, 1997 through and including May 12, 2000. The plaintiffs allege, among other things, that the defendants made false and misleading statements and violated certain federal securities laws. The plaintiffs seek to recover damages in an unspecified amount that the applicable class members allegedly sustained as well as related relief. Mr. Grainger has demanded to be indemnified by the Company in this action.

         Shortly after the Company's March 6, 2000 announcement, Company representatives met with officials of the Securities and Exchange Commission
(the "Commission") and advised the Commission of the alleged accounting irregularities and the Company's internal investigation with respect to the allegations. On March 10, 2000, the Company was advised that the Commission had initiated a formal investigation of the Company. Also on March 10, 2000, the Commission issued a subpoena to the Company requiring the production of certain financial and corporate documents relating to the preparation of Company financial statements, reports and audits for fiscal years 1998, 1999 and portions of fiscal years 1997 and 2000 and for various other documents pertaining to and ancillary to the alleged accounting irregularities. On May 24, 2000 the Commission issued a second subpoena to the Company requiring additional documents relating to the preparation of Company financial statements, reports and audits for fiscal years 1998, 1999 and portions of fiscal years 1997 and 2000. The Company has responded to the subpoenas.

         On or about March 22, 2000, the Company was served with a subpoena issued by a Grand Jury sitting in the United States District Court for the Southern District of New York seeking production of the same documents described in the Commission's original subpoena. The Company has responded to the subpoena.

         The Company is cooperating with each of the investigations.

FINANCIAL ASSURANCE ISSUES

         Under the Resource Conservation and Recovery Act ("RCRA"), the Toxic Substances Control Act ("TSCA"), and analogous state statutes, owners and operators of certain waste management facilities are subject to financial assurance requirements to ensure performance of their closure, post-closure and corrective action obligations. The Company and certain of its subsidiaries as owners and operators of RCRA and TSCA waste management facilities are subject to these financial assurance requirements. Applicable regulations allow owners and operators to provide financial assurance through a surety bond from an approved surety. Under federal regulations and in virtually all states, to qualify as an approved surety for the purposes of providing this type of financial assurance, a surety company must be listed on Circular 570, which is maintained and distributed publicly by the United States Department of the Treasury. In compliance with the law, the Company and its subsidiaries procured surety bonds issued by Frontier Insurance Company ("Frontier") as financial assurance at numerous locations. Of the total amount of financial assurance required of the Company and its affiliates under the environmental statutes, which approximated $500 million as of May 31, 2000, slightly more than 50 percent of such requirements were satisfied through assurances provided by Frontier in the form of surety bonds.

         On June 6, 2000, the U.S. Treasury issued notification that Frontier no longer qualified as an acceptable surety on Federal bonds and had been removed from Circular 570 on May 31, 2000. Accordingly, effective May 31, 2000, the Company and its affiliates no longer had compliant financial assurance for many of their facilities. Under applicable regulations, the Company and its affected subsidiaries were required to obtain compliant financial assurance within sixty days, and in some states, more quickly. Although the surety bonds issued by Frontier are no longer qualified as acceptable federal bonds, they remain in place and effective until replaced and the Company continues to pay the premiums on the bonds.

         Immediately following the June 6, 2000 announcement that Frontier no longer qualified as an approved surety, the Company notified the U.S.
Environmental Protection Agency ("EPA") of its lack of certified financial statements for fiscal years 1999, 1998 and 1997 and the difficulties that certain alleged ___ accounting irregularities would cause the Company in attempting to obtain compliant financial assurance for its facilities previously covered by the Frontier bonds. The Company and EPA also contacted states in which the non-compliant facilities were located and apprised such states of these facts.

         The Company and EPA then engaged in negotiations resulting in the entry of a Consent Agreement and Final Order ("CAFO"). The main component of the CAFO is a compliance schedule for the Company and its affected subsidiaries to obtain compliant financial assurance for the facilities covered by the Frontier bonds. Under the agreement, the Company and its affected subsidiaries were required to obtain compliant financial assurance as expeditiously as possible, but no later than December 15, 2000. EPA reserved discretion to extend the deadline to February 28, 2001. The Company has since obtained a further extension through April 30, 2001 and will seek further extensions of time from EPA, but the CAFO does not obligate EPA to grant such further extensions. Although the Company has obtained a proposal for the replacement of the Frontier coverage, there can be no assurance that the Company will be able to replace Frontier on a schedule acceptable to EPA and the states.

         If the Company's affected facilities are unable to secure compliant financial assurance by the applicable deadline, the CAFO requires the Company and its affected facilities to cease accepting waste and to initiate closure and post-closure measures in accordance with their permits and applicable federal and state requirements. Under the CAFO, EPA reserves the right, in consultation with an affected state, to determine in its discretion and in accordance with applicable law, to modify these requirements. The Company's lenders and the unsecured creditors committee retain the right to oppose through the Bankruptcy Court any efforts by the EPA to require the Company to initiate any such closure and post closure measures.

         Under the CAFO, until such time as the affected facilities have obtained compliant financial assurance, the Company and its affected facilities must not seek to withdraw an existing irrevocable letter of credit in the amount of $28.5 million from Toronto Dominion Bank for the benefit of Frontier and shall take all steps necessary to keep current the existing Frontier surety bonds.

         Pursuant to the terms of the CAFO, the Company and its affected subsidiaries have agreed to a schedule by which EPA and Participating States (as defined below) may monitor the Company's efforts to obtain compliant financial assurance. (A "Participating State" is a state with authority to enforce financial assurance requirements, but which referred that authority to EPA for purposes of the CAFO.) This schedule includes required periodic reports to EPA and participating states. The schedule also requires the Company to provide audited restated financial statements for fiscal years 1997-1999 and the audited statements for fiscal year 2000 by certain deadlines, which the Company has not done. Accordingly, EPA may impose penalties on the Company. In addition, the CAFO requires the Company and its affected subsidiaries to retain an independent environmental auditor to conduct an environmental management systems analysis and to conduct comprehensive environmental audits at certain facilities. The CAFO, as modified by the Bankruptcy Court Order approving it, also calls for the payment of a civil penalty in the amount of approximately $201,000 by Safety-Kleen Services, Inc., a wholly-owned subsidiary of the Company. If additional states become Participating States, the amount of this penalty will increase. In addition, the Company or certain of its subsidiaries will be required to pay additional penalty amounts to some states that enter similar, but separate, agreements with the Company and its appropriate subsidiaries concerning the replacement of Frontier.

         In the CAFO, the Company and certain of its subsidiaries waived certain arguments they otherwise could have asserted under the Bankruptcy Code with respect to their financial assurance and certain other obligations under environmental laws.

         The Company and EPA contacted states in which affected company facilities were located and apprised these states of the terms of the CAFO. As noted, several of the Participating States referred the affected facilities non-compliance to EPA for enforcement and joined in the CAFO. Certain other states (referred to in the CAFO as the "Parallel Action States") have entered parallel agreements with the Company and appropriate subsidiaries. Other states have entered or have indicated an interest to enter agreements with affected facilities with terms similar to the CAFO. If the Company and/or its subsidiaries or affiliates were unable to conclude such an agreement in a particular state and were thus required to close facilities in such state, the impact on the Company could be material, depending upon the particular facility involved.

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

         As noted, Frontier does not provide all the coverage required by the Company and its subsidiaries for closure, post-closure and corrective action activities. Reliance Insurance Company of Illinois ("Reliance") has provided a significant proportion of such coverages. The Company has received expressions of concern from various states about the quality of this coverage and a small number of states have indicated that they do not consider Reliance policies to satisfy requirements of state law. On December 15, 2000, the Company received Bankruptcy Court approval to replace approximately $130 million of RCRA financial assurance coverage underwritten by Reliance with new policies issued by Indian Harbor Insurance Company, an A.M. Best A+ rated underwriter. The effective date for this new financial assurance is October 15, 2000 and is still subject to state acceptance of the substitution, which the Company expects to receive.

GENERAL

          The Company's hazardous and industrial waste services are continuously regulated by federal, state, provincial and local laws enacted to regulate the discharge of materials into the environment or primarily for the purpose of protecting the environment. This inherent regulation of the Company necessarily results in its frequently becoming a party to judicial or administrative proceedings involving all levels of governmental authorities and other interested parties. The issues that are involved generally relate to applications for permits and licenses by the Company and their conformity with legal requirements and alleged violations of existing permits and licenses. As of this filing, subsidiaries of the Company were involved in seven proceedings in which a governmental authority is a party relating primarily to activities at waste treatment, storage and disposal facilities where the Company believes sanctions involved in each instance may exceed $100,000.

         In the United States, CERCLA imposes financial liability on persons who are responsible for the release of hazardous substances into the environment. Present and past owners and operators of sites which release hazardous substances, as well as generators, disposal arrangers and transporters of the waste material, are jointly and severally liable for remediation costs and environmental damage. As of this filing, the Company had identified 52 active federal or state-run CERCLA sites where the Company is a potentially responsible party. The Company continually reviews its status with respect to each location and the extent of its alleged contribution to the volume of waste at the location, the available evidence connecting the Company to that location, and the financial soundness of other potentially responsible parties at the location.

PRODUCTS LIABILITY CASES

         From time to time, the Company is named as a defendant in various lawsuits arising in the ordinary course of business, including proceedings wherein persons claim personal injury resulting from the use of the Company's parts cleaner equipment and/or cleaning products. A number of such legal proceedings are currently pending in various courts and jurisdictions throughout the United States. These proceedings typically involve allegations that the solvent used in the Company's parts cleaner equipment contains contaminants and/or that the Company's recycling process does not effectively remove the contaminants that become entrained in the solvent during its use. In addition, claimants assert that the Company failed to adequately warn the product user of potential risks. In the aggregate, the plaintiffs' claims are in excess of $150 million. The Company maintains insurance which it believes will provide coverage for these claims over self insured retentions and deductibles which, in the aggregate, the Company believes are less than $10 million. The Company believes that these claims are not meritorious and intends to vigorously defend itself and the safety of its products against any and all such claims.

SAFETY-KLEEN (PINEWOOD), INC.

         A subsidiary of the Company, Safety-Kleen (Pinewood), Inc. ("Pinewood"), owns and operates a hazardous waste landfill near the Town of Pinewood in Sumter County, South Carolina. By Order dated May 19, 1994 ("Order"), the South Carolina Board of Health and Environmental Control ("Board") approved the issuance by the Department of Health and Environmental Control ("DHEC") of a Resource Conservation and Recovery Act ("RCRA") Part B permit for operation of the Pinewood Facility. The permit included provisions governing financial assurance and capacity for the facility.

         South Carolina law required that  hazardous  waste  facilities  provide
evidence  of  financial  assurance  for  potential   environmental  cleanup  and
restoration in form and amount to be determined by DHEC.

         The Order required Pinewood to establish and maintain a cash trust fund (the "GSX Contribution Fund") as financial assurance for potential environmental cleanup and restoration. The Order required Pinewood to accumulate $133 million in 1994 dollars by 2004, to be funded by annual cash amounts that would ultimately compose a substantial portion of the total $133 million. In August 1994, Pinewood paid approximately $14 million cash into the trust fund as a first installment.

         In the Order, the Board also established Pinewood's permitted capacity of hazardous and non-hazardous waste to be 2,250 acre feet. To determine exhaustion of permitted capacity, the Order required DHEC to include the amount of hazardous waste disposed prior to the date of the Order and the amount of hazardous and non-hazardous waste disposed after the Order. Only the non-hazardous waste disposed prior to the May 19, 1994 order would not count toward the Pinewood permitted capacity. Pinewood filed an appeal contesting the legality of the Board's determination as to capacity and financial assurance with the South Carolina Circuit Court.

         In June 1995, DHEC promulgated, and the South Carolina legislature approved, regulations (the "Regulations") governing financial assurance for environmental cleanup and restoration. The Regulations gave owner/operators of hazardous waste facilities the right to choose from among six options for providing financial assurance. The options included insurance, a bond, a letter of credit, a cash trust fund and a corporate guaranty, subject to a financial soundness test.

         Under the authority of the new Regulations, for state fiscal years 1995 through 1999, Pinewood provided financial assurance for potential environmental cleanup and restoration through combinations of the existing state Permitted Sites Fund (a state of South Carolina fund created by statute and funded by hazardous waste disposal taxes), a corporate guarantee by Laidlaw Inc., the GSX Contribution Fund, and insurance.

         On September 15, 1995, DHEC issued a declaratory ruling finding the Regulations applicable to financial assurance requirements for Pinewood. A group of parties opposed to the ruling appealed the declaratory ruling to the South Carolina Circuit Court. The opposing parties included Citizens Asking for a Safe Environment, Energy Research Foundation, County of Sumter, Sierra Club, County of Clarendon, The Sumter County Legislative Delegation, the South Carolina Department of Natural Resources and the South Carolina Public Service Authority.

         Pinewood's appeal of the May 19, 1994 DHEC order and the opposing parties' appeal of the May 19, 1994 DHEC Order and the September 15, 1995 DHEC declaratory ruling were consolidated in the South Carolina Circuit Court in the case captioned Laidlaw Environmental Services of South Carolina, Inc. et al., Petitioners vs. South Carolina Department of Health and Environmental Control and South Carolina Board of Health and Environmental Control, Respondents - Energy Research Foundation, et al., Intervenors, Docket Numbers C/A 94-CP-43-175, 94-CP-43-178, 94-CP-40-1412 and 94-CP-40-1859. The Circuit Court
issued a decision on August 19, 1997 finding the Regulations legally valid and applicable to financial assurance requirements of the Pinewood landfill and upholding DHEC determinations of capacity for the Pinewood landfill.

         Opposing parties appealed the decision to the South Carolina Court of Appeals ("Court of Appeals") and the Court of Appeals heard arguments in the case on September 9, 1999. The Court of Appeals issued a decision on January 17, 2000 and ruled that:

         1. The Regulations were invalid due to insufficient public notice during the promulgation procedure and ordered Pinewood to immediately comply with the cash financial assurance requirements of the May 19 , 1994 Order (requiring a present cash payment of approximately $70 million).

         2. That non-hazardous and hazardous waste counts against Pinewood capacity from the beginning of waste disposal. The practical effect of the decision would render Pinewood at 500 acre feet over its permitted capacity.

         Pinewood's request for a rehearing by the Court of Appeals was denied by the Court on April 4, 2000. On June 13, 2000, the South Carolina Supreme Court denied Pinewood's petition for a writ of certiorari and the decision of the Court of Appeals became final.

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

         On June 22, 2000, DHEC notified Pinewood that the Court of Appeals' decision vacated the Regulations and, therefore, Pinewood must provide financial assurance in accordance with the May 19, 1994 Order. The DHEC notice also directed Pinewood to provide information to DHEC within 15 days on how Pinewood would comply with the Order including payment into the GSX Contribution Fund. To comply with the financial assurance provisions of the Order, Pinewood would have to pay approximately $68 million into the GSX Contribution Fund over four years.

         Additionally, on June 9, 2000 (on the same day, but after, Pinewood filed its petition for bankruptcy protection in the United States District Court for the District of Delaware), DHEC issued an Emergency Order finding that Frontier Insurance Company (the issuer of the bonds used by Pinewood to provide for financial assurance for the costs of closure and post-closure, and third party liability) no longer met regulatory standards for bond issuers. Based on this finding, DHEC ordered Pinewood to cease accepting waste for disposal by August 28, 2000, unless it could provide acceptable alternative financial assurance by June 27, 2000.

         On July 7, 2000, in the legal action captioned: IN RE: SAFETY-KLEEN CORP., ET AL. DEBTOR, CHAPTER 11 CASES, DELAWARE BANKRUPTCY COURT, CASE NOS. 00-203 (PJW), ADVERSARY PROCEEDING NO. 00-698-SAFETY-KLEEN (PINEWOOD), INC. V. STATE OF SOUTH CAROLINA, ET AL., DISTRICT OF SOUTH CAROLINA (MJP) CASE NO. 3:00-2243-10, Pinewood commenced legal proceedings in the United States District Court for the District of Delaware challenging DHEC's June 9, 2000 Emergency Order and DHEC's June 14 and June 22, 2000 notice letters. Pinewood sought to stay and/or enjoin DHEC and the State of South Carolina from enforcement of these directives on the grounds that the actions of DHEC were invalid under various provisions of the United States Constitution, violated the automatic stay provision of the Bankruptcy Code and/or should be enjoined under the equitable powers of the Bankruptcy Court. As an alternative cause of action, Pinewood demanded that it be compensated for the taking of its property without just compensation under provisions of the Constitutions of the United States and the State of South Carolina. The case was transferred to the Federal District Court for the District of South Carolina ("District Court").

         On August 25, 2000, the District Court issued the following rulings:

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

         Both the State of South Carolina and Pinewood appealed the District Court's ruling to the United States Court of Appeals for the Fourth Circuit. The State of South Carolina appealed the Jurisdictional Ruling and the Automatic Stay Ruling, while Pinewood appealed the District Court's ruling denying Pinewood's motion for a preliminary injunction. Pinewood also petitioned the Appeals Court for an injunction pending the appeal, and filed a Motion with the Appeals Court asking for an expedited appeal.

         On September 22, 2000, the United States Court of Appeals for the Fourth Circuit denied Pinewood's motion for an injunction pending the appeal and granted Pinewood's motion to expedite the appeal. No decision has been issued by the Fourth Circuit Court of Appeals.

         On September 25, 2000 Pinewood filed a request with DHEC for a permit modification increasing landfill capacity. Pinewood also filed a request for temporary authorization from DHEC to continue waste disposal at the facility pending a DHEC decision on the requested permit modification.

         At midnight on September 25, 2000, Pinewood suspended waste disposal in the landfill pending action by DHEC and/or court decision allowing continued waste disposal. On September 26, 2000, DHEC denied Pinewood's request for temporary authorization for continued waste disposal at its Pinewood landfill.

         The Stock Purchase Agreement among Rollins Environmental Services, Inc. (now Safety-Kleen Corp.) and Laidlaw Inc. and Laidlaw Transportation, Inc. ("LTI") dated February 6, 1997, provides that Laidlaw Inc. shall maintain, solely at its expense, until the tenth anniversary of the Closing Date (May 15,
1997), such financial mechanism as may be permitted by the relevant environmental laws to provide the required financial assurance for potential environmental cleanup and restoration at the Pinewood facility. See also the "Laidlaw Inc. Relationships" discussion in Item 13 of Part III of the Company's Report on Form 10-K for the twelve months ended August 31, 2000.

VILLE MERCIER FACILITY

         On May 10, 1991, representatives of the Ministry of the Environment of the Province of Quebec conducted a search on property of a subsidiary of the Company in Ville Mercier pursuant to a search warrant issued on the basis of allegations that the subsidiary, prior to its acquisition, had during the years 1973, 1974 and 1975, illegally buried between 500 and 600 barrels of industrial waste in the ground on the site. As a result of that search and the finding of barrels of industrial waste, the subsidiary immediately undertook an investigation and submitted a restoration plan to the Ministry of the Environment and in fact, commenced the restoration activity. On May 24, 1991, the Minister of the Environment issued an order under the provisions of the Environment Quality Act, ordering the subsidiary to collect all the contaminants dumped, emitted, issued or discharged into the environment. This order was issued without notice to the subsidiary at a time when the subsidiary was already carrying out its restoration plan. The subsidiary filed a motion in the Superior Court in the Province of Quebec and the District of Montreal seeking an order to, among other things, cancel and annul the order on the basis that the burial of the barrels between 1973 and 1975 did not constitute an actual and current discharge, emission or deposit of contaminants into the environment justifying the 1991 order under the law, and that the order did not identify the contaminants that the subsidiary was required to remove, their location, or the time in which this should be accomplished. Following implementation of the restoration plan, these proceedings were suspended. Management believes that the restoration plan submitted by the subsidiary as amended after consultation with the Ministry of the Environment has been implemented and that any contamination resulting from the barrels of industrial waste has been remediated.

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

          Pursuant to the Stock Purchase Agreement, Laidlaw Inc. and LTI agreed to indemnify and hold harmless the Company and its subsidiaries for any damages resulting from the remediation of contaminated soils and water arising from the former lagoon sites and the operation of the incinerator at Mercier, Quebec. The indemnification is only to the extent that the aggregate cash expenditure with respect to such damages exceeds in the aggregate (i) $1 million during such year and (ii) since May 15, 1997, an amount equal to the product of $1 million times the number of years that have elapsed since May 15, 1997; however, there shall be no indemnification for any cash expenditures incurred more than six years after May 15, 1997. See also the "Laidlaw Inc. Relationships" discussion in Item 13 of Part III of the Company's Report on Form 10-K for the twelve months ended August 31, 2000.

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

         In November 1996, an option to buy Marine Shale was obtained by GTX, Inc. with the intent to operate the facility as a permitted Hazardous Waste Incinerator. Subsequently, Marine Shale, GTX and U.S. EPA reached a settlement, including a required cleanup of the aggregate and the facility, and the Louisiana Department of Environmental Quality issued a draft permit to GTX for operation of the Marine Shale facility as a RCRA-permitted Hazardous Waste Incinerator. Appeals were taken by opposition parties and in October 1999, a Louisiana State Court Judge ruled that the draft permit was improperly issued. GTX appealed this decision and in October 2000, the Appeals Court reversed the lower court and affirmed the permit issuance. The opposition parties have filed applications for Supervisory Writs with the Louisiana Supreme Court, and these applications are currently pending. It is uncertain whether GTX will begin operation of the Marine Shale facility.

         The Company was one of the largest customers of Marine Shale. In the event Marine Shale does not operate, the potential exists for an EPA action requiring cleanup of the Marine Shale site and the stockpiled aggregate under CERCLA. In this event, Safety-Kleen Corp. would be exposed to potential financial liability for remediation costs as a potentially responsible party under CERCLA.

         The Stock Purchase Agreement provides that Laidlaw Inc. and LTI shall indemnify Safety-Kleen Corp. for environmental liability arising with respect to the treatment of waste at the Marine Shale facility. The indemnification is only to the extent that the aggregate case expenditure with respect to such damages exceeds in the aggregate (i) $1 million during such year; and (ii) since May 15, 1997 an amount equal to the product of $1 million times the number of years that have elapsed since May 15, 1997; however, there shall be no indemnification for any cash expenditures by Safety-Kleen Corp. incurred more than six years after May 15, 1997. As of this filing, the Company has not incurred expenses for which it would be entitled to indemnification under the Stock Purchase Agreement. See also the "Laidlaw Inc. Relationships" discussion in Item 13 of Part III of the Company's Report on Form 10-K for the twelve months ended August 31, 2000.

LAMBTON HAZARDOUS WASTE LANDFILL, ONTARIO, CANADA

         On September 3, 1999, The Company's Lambton hazardous waste landfill facility in Ontario, Canada, discovered an upwelling of water and natural gas in a disposal cell designated as Sub-cell 3. While in the course of trying to determine the source and cause of the upwelling, the

Company informed the Ontario Ministry of Environment and Energy ("MOE") of the situation. On November 2, 1999, MOE issued a Field Order finding that the upward migration of water and methane gas onto the landfill cell floor necessitated that the Company not utilize the newly constructed Sub-cell 3 for waste disposal. On December 14, 1999 the MOE issued a second Field Order requiring that Sub-cell 4, another newly constructed cell, not be utilized for waste disposal after MOE officials observed what they believed to be significant gas evolution from the bottom of the cell. On December 21, 1999 independent technical experts and Company professionals presented to MOE testimony and a report addressing MOE concerns. Following the hearing and testimony, the MOE issued a third Field Order on December 24, 1999 revoking the two previous orders and allowing the utilization of Sub-cell 4 for waste disposal under new conditions which included that, (1) no waste in Sub-cell 4 was to be placed below an elevation of 182 meters above mean sea level and (2) with respect to Sub-cell 3 the Company was to provide a report for the approval of the Director of the MOE which would provide the plan for identifying potential areas of gas and water venting, the proposed measures to remediate all areas identified and further steps to protect the integrity of the sub-cell. In accordance with the third Field Order, the Company submitted a report to the MOE in February 2000 outlining its plan for present and future site activities. The MOE has issued an Order approving the remediation plan. The Order requires that physical remediation begin in Spring 2002, with full implementation of the plan by the end of Calendar Year 2001. The future utilization of the landfill cells may depend upon the successful implementation of the remediation plan.

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

         The dispute arises from an unsuccessful effort pursuant to an agreement between RayGar and Safety-Kleen OSCO Holdings, Inc. to obtain RCRA and related permits for the operation of a wastewater treatment facility in Pascagoula, Mississippi. This lawsuit is in the very early stages of discovery. Laidlaw Inc., Laidlaw Investments, Ltd., LTI and Laidlaw International have filed a motion to dismiss the Complaint for lack of personal jurisdiction and for failure to state a claim upon which relief can be granted. The action has not proceeded against the Company and its subsidiaries due to the filing of their Chapter 11 bankruptcy petitions on June 9, 2000.

FEDERATED HOLDINGS, INC. LITIGATION

         On November 6, 2000, Federated Holdings, Inc. (FHI) filed a lawsuit against Laidlaw, Inc., Laidlaw Investments, Ltd., LTI, Laidlaw Environmental Services, Inc. (now Safety-Kleen Corp.), LES, Inc. (a wholly owned subsidiary of the Company now known as Safety-Kleen Services, Inc. and successor in interest to Laidlaw Environmental Services (US), Inc.), Laidlaw OSCO Holdings, Inc. (a wholly owned subsidiary of the Company now known as Safety-Kleen OSCO Holdings, Inc.), Laidlaw International, and Safety-Kleen Corp. in the United States District Court for the Southern District of Mississippi, Hattiesburg Division, Civil Action No. 2:00CV286 alleging that the defendants (1) engaged in a monopoly, attempted monopoly, combination, or conspiracy to monopolize in violation of the Sherman Act, Section 2 of Title 15 of the United States Code,
(2) willfully and recklessly disregarded their duties and obligations under an agreement between FHI and Laidlaw OSCO Holdings, Inc. (now Safety-Kleen OSCO Holdings, Inc.), (3) tortiously breached their contractual agreements with FHI,
(4) breached fiduciary duties owed to FHI, (5) breached the duty of good faith and fair dealing implied by law in the execution and performance of agreements between the parties, (6) breached duties of confidential relations owed to FHI,
(7) unlawfully usurped FHI's corporate opportunity, (8) made negligent misrepresentations to FHI, (9) the defendants made fraudulent misrepresentations to FHI, (10) engaged in anti-competitive practices in violation of the laws of the United States and the laws of Mississippi, (11) and others conspired together in restraint of trade against FHI, (12) tortiously and maliciously interfered with contractual relations between FHI and its contracting parties,
(13) tortiously and maliciously interfered with the prospective contractual relationships between FHI and its contracting parties, (14) tortiously and maliciously interfered with FHI's prospective business relationships, (15) committed fraud, (16) abused their superior economic bargaining and political power and influence to the detriment of FHI, and (17) conduct was willful, reckless, in bad faith, and in such gross, careless, indifferent, and reckless disregard of the right of FHI to entitle FHI to an award of punitive damages. FHI seeks all of the damages it has allegedly sustained as a result of the Defendants' alleged violation of the Sherman Act, a trebling of all damages pursuant to Section 15 of Title 15 of the United States Code, interest, costs, attorney fees, and such other relief as the Court deems appropriate, but in an amount of not less than $200 million in actual compensatory damages and not less than $250 million for punitive damages.

         The dispute arises from an unsuccessful effort pursuant to an agreement between FHI and a Company subsidiary to obtain RCRA and related permits for the operation of a hazardous waste landfill in Noxubee County, Mississippi. This lawsuit is in the very early stages of discovery. Laidlaw Inc., Laidlaw Investments, Ltd., LTI and Laidlaw International have filed a motion to dismiss the Complaint for lack of personal jurisdiction and for failure to state a claim upon which relief can be granted. The action has not proceeded against the Company and its subsidiaries due to the filing of their Chapter 11 bankruptcy petitions on June 9, 2000.

CITY OF BREMERTON TAX CLAIM

         In the case initiated on September 22, 1997 and captioned CITY OF BREMERTON V. LAIDLAW ENVIRONMENTAL SERVICES (GS), INC. (SUPERIOR COURT OF WASHINGTON - KITSAP COUNTY CASE NUMBER 972027308), the Company's subsidiary was sued by the City of Bremerton (the "City"), a Washington municipal corporation. The City seeks in excess of $5 million in business and occupational taxes, interest and penalties for three projects completed at the Puget Sound Naval Base during the period May 1993 through May 1995. The Company has consistently taken the position that the imposition of a tax by the City in excess of 20% of gross income on projects completed within the City's jurisdiction was inappropriate and contrary to Washington statutory requirements. The Company's position is that, even if the tax is constitutional, the rate cannot exceed .2% of gross income. As of this filing, the City had not sought relief from the Bankruptcy Court to lift the automatic stay in order to proceed with this action.

ALLWASTE/RUBICON SPILL

          The Company (then known as Rollins Environmental Services, Inc.) contracted with Rubicon, Inc. for removal of waste from a Rubicon Inc. site and disposal at the Company's Deer Park, Texas incineration facility. The Company subcontracted the waste hauling to Allwaste Environmental Services of Texas, Inc. ("Allwaste") after the Company had processed the material. On March 26, 1997, an accident occurred on I-10 near Lake Charles, Louisiana during Allwaste's transportation of the Rubicon material. The accident resulted in the spillage of a significant quantity of the waste material onto the roadway. Allwaste contends that it was the processing of the cargo that caused the accident. A large number of people subsequently claimed to have suffered injury as a result of exposure to the material. Sixteen lawsuits have been filed by persons claiming to sustain injuries in connection with the waste spill.

         A subsidiary of the Company has only been named as a direct defendant in one lawsuit filed by persons claiming to have been injured in connection with the spill. This lawsuit is captioned DESHAN JOSEPH, ET AL V. ALLWASTE ENVIRONMENTAL SERVICES, ET AL., Civil Action No. 97-21195, in the Civil District Court for the Parish of Orleans, State of Louisiana. No specific monetary demand has been made by the JOSEPH plaintiffs.

         In April 1998, the Company was named as a defendant in litigation filed in Texas by Allwaste, Reliance National Indemnity Company and National Union Fire Insurance Company. Claims were also made by Allwaste against Rubicon in that litigation. This Texas litigation is captioned ALLWASTE ENVIRONMENTAL SERVICES OF TEXAS, INC., ET AL V. LAIDLAW ENVIRONMENTAL SERVICES, INC. F/K/A/ ROLLINS ENVIRONMENTAL SERVICES, INC., ET AL, No. H98-1270, United States District Court for the Southern District of Texas, Houston Division. In this suit, plaintiffs assert that they are owed complete indemnification from the Company or one or more of its subsidiaries for any damages that they must pay to anyone as a result of the spill, plus costs and attorneys' fees incurred in defending such claims. Rubicon has made a similar demand. Plaintiffs in the Texas litigation have also asserted an entitlement to recover all costs incurred in responding to and cleaning up the spill, which allegedly are in excess of $5 million. In 1999, the litigation was stayed as a result of Allwaste's filing for bankruptcy. After Allwaste's plan of reorganization was confirmed, Allwaste moved to have the stay lifted. The Company filed an opposition to the lifting of the stay as a result of the Company's bankruptcy filing and, through the present time, the district court has not chosen to rule that the stay should be lifted. Also, Allwaste filed a motion in the Company's Chapter 11 Bankruptcy proceeding to have the automatic stay lifted. This motion was denied. Allwaste subsequently asked the District Court to again lift its administrative stay, this time to allow it to pursue its claim solely against Rubicon. The District Court also denied this motion.

FRANKLINVILLE, N.J. SITE REMEDIATION

         This lawsuit was originally instituted by the plaintiffs in October, 1991. Safety-Kleen (Bridgeport), Inc., formerly known as Rollins Environmental Services (NJ), Inc. ("Bridgeport") was first named in plaintiffs' Second Amended Complaint filed on September 21, 1994. The case is captioned CHARLES T. NEVINS ET AL. V. PROGRESSIVES FUEL OIL ET AL., INCLUDING SAFETY-KLEEN (BRIDGEPORT), INC. The case is pending in Superior Court of New Jersey, Chancery Division / General Equity: C-107-91. The complaint alleges that Bridgeport along with the other non-insurance defendants, is responsible for the cost of remediating a former storage tank farm in Franklinville, New Jersey found to have soil and groundwater contamination. The plaintiffs also sued their insurers for insurance coverage. The lawsuit alleges that Bridgeport leased tanks for storage of waste materials at the site and seeks unspecified compensatory damages to assess and remediate contamination, including PCB contamination, on the property. The plaintiffs' retained experts have estimated potential cleanup costs to be $5 million. Before Bridgeport filed for bankruptcy protection, the plaintiffs indicated an interest in having the Company provide in-kind hazardous waste cleanup and disposal services in lieu of or possibly in addition to cash payments to settle the case. The Company's experts have submitted a remediation plan with a total cost of less than $1 million. As of this filing, the plaintiffs had not sought relief from the Bankruptcy Court to lift the automatic stay and proceed with its claim. In the meantime the plaintiffs are pursuing their claim against their insurance companies. Trial against the insurance carriers is scheduled for the Spring of 2001 although the trial may be delayed because of several motions in the case that remain to be decided.

MCDONNELL DOUGLAS CORPORATION INDEMNIFICATION DEMAND

         On October 5, 1999, a Company customer, McDonnell Douglas Corporation ("MDC"), brought suit against the Company demanding indemnity related to liabilities it incurred at the Operating Industries, Inc. Superfund Site (the "OII Site") and the Casmalia Superfund Site (the "Casmalia Site"). Allegedly, the predecessor to a Company subsidiary transported certain MDC waste to the OII Site and to the Casmalia Site for disposal. MDC is one of the largest generator potentially responsible parties ("PRP") and a party to a series of partial consent decrees with the EPA. MDC claims that the Company is liable for the costs MDC has paid pursuant to those consent decrees and for amounts it may be obligated to pay with respect to the final remediation of the OII Site. On September 30, 1991, MDC made a demand of $11 million in costs it alleged it had incurred and would incur at the OII Site. This lawsuit captioned: MCDONNELL DOUGLAS CORPORATION V. OIL PROCESS CO. ET AL. United States District Court for the Central District of California, Case Number 99-10159WMB. MDC and the Company have stipulated to the lifting of the bankruptcy stay.

BAYOU SORREL LITIGATION

         In 1996, a lawsuit was filed in the federal court in Baton Rouge, Louisiana, under the caption CARLETON GENE RINEHEART ET AL. V. CIBA-GEIGY CORPORATION, ET AL, U.S. DISTRICT COURT FOR THE MIDDLE DISTRICT OF LOUISIANA, CA #96-517, SECTION B(2). In October 1999, a substantially similar lawsuit was filed in state court in Lafayette Parish, Louisiana, under the caption of BRYSON ADAMS, ET AL. V. ENVIRONMENTAL PURIFICATION ADVANCEMENT CORPORATION, ET AL., Civil Action No. 994879, Fifteenth Judicial District Court, Parish of Lafayette, State of Louisiana. In December 2000, these two cases were consolidated with ADAMS designated as the lead case. In this consolidated litigation, plaintiffs are suing for alleged personal injury and/or property damage arising out of the operation of certain waste disposal facilities near Bayou Sorrel, Louisiana. There are presently in excess of 300 plaintiffs and over 80 defendants in the ADAMS case.

         A Company subsidiary is named as the owner and operator of a hazardous waste injection well in Bayou Sorrel, Louisiana. A different Company subsidiary is also involved as a defendant for its alleged role as a person who generated and arranged for disposal or treatment at certain of the disposal facilities in question. It is alleged that the Company was the operator of the injection well in question from 1974 through the present. There is the potential that the customers of the injection well, who are also defendants, may assert a claim for indemnification against the Company.

         The action was removed to the United States District Court for the Western District of Louisiana, where it bears the caption BRYSON ADAMS, ET AL.
V. ENVIRONMENTAL PURIFICATION ADVANCEMENT CORPORATION, ET AL., Civil Action No. 99-1998, U.S.D.C., Western District of Louisiana, Lafayette-Opelousas Division. No substantive discovery commenced prior to the Company's filing of its Chapter 11 bankruptcy petition. On March 13, 2001, a status conference was held in the consolidated matters. The Judge ordered both plaintiffs and defendants to produce any evidence in their possession of migration from the disposal facilities by July 13, 2001, and a trial date was set for November 3, 2003. A follow-up status conference will be held on July 20, 2001 to complete a Case Management Order. The automatic stay provisions of the Bankruptcy Code protect the Company subsidiaries from responding to the latest round of discovery requirements.

FRIENDS OF THE EARTH LITIGATION

         FRIENDS OF THE EARTH  INC.  AND  CITIZENS  LOCAL  ENVIRONMENTAL  ACTION
NETWORK, INC. V. LAIDLAW ENVIRONMENTAL SERVICES (TOC), INC. Federal District Court, District of South Carolina, Federal Court Civil Action No. 3:92-1697-17. On July 2, 1992 the Plaintiff groups filed a citizen suit under Clean Water Act,
Section 1251 ET seq. of Title 33 of the United States Code, seeking injunctive relief, declaratory judgment, civil penalties, costs, and attorney and witness fees, alleging various violations of the facility's NPDES permit. On January 22, 1997, the District Court issued an order imposing a civil penalty upon the facility in the amount of $405,800. The facility appealed the decision to the Fourth Circuit Court of Appeals contending that the District Court lacked jurisdiction due to the existence of a state court proceeding concerning the same matter. The plaintiffs also appealed contending that the penalty imposed is insufficient because the economic benefit of noncompliance was not adequately factored into the penalty. In July 1998, the Court of Appeals reversed the District Court and vacated the District Court judgment upon the grounds that the plaintiffs claims were moot inasmuch as the sole remedy available (payment of penalties to the U.S. Treasury) would not redress their alleged injuries. In the spring of 1999, the United States Supreme Court granted a Writ of Certiorari and oral arguments were heard in October 1999. The Supreme Court reversed the decision of the Court of Appeals and remanded the case for further proceedings in the District Court. The Plaintiffs are seeking attorneys fees and costs in excess of $2 million in addition to any penalty ultimately assessed by the court. As of this filing, the plaintiffs had not sought relief from the Bankruptcy Court to lift the automatic stay and proceed with their claim.

SEMNANI ROYALTY DISPUTE

         Plaintiff  filed suit  captioned  KOSHROW B.  SEMNANI,  D/B/A S.K. HART
ENGINEERING V. UNITED STATES POLLUTION CONTROL INC. AND USPCI, INC. United States District Court, District of Utah, Central Division, No. 2:95 CV 638S on July 15, 1995, asserting breach of contract and breach of the implied covenant of good faith and fair dealing, and tortious interference with the obligations of contracts in regards to a 1981 written agreement and various amendments thereto between the Plaintiff and certain Company subsidiaries. Plaintiff alleges that pursuant to this agreement, plaintiff was to sell certain property to a Company subsidiary and provide services regarding permitting and development of the Company's Grassy Mountain facility and in consideration for which plaintiff was to receive royalties based upon gross revenues. Plaintiff asserts that the Defendant breached the agreements and claims resulting damages in excess of $24 million. Company denies liability and has vigorously contested claims in this legal proceeding.

         The Plaintiff sought relief from the Bankruptcy Court to lift the automatic stay and the motion was denied.

BOOTH OIL SUPERFUND SITE

         An action captioned BOOTH OIL SITE ADMINISTRATIVE GROUP V. SAFETY-KLEEN CORP. ET AL. United States District Court - Western District of New York Case
No.: 98-CV-0696(A)(F) was commenced against a Company subsidiary on December 9, 1998, by the Booth Oil PRP group, demanding contribution under CERCLA in excess of $8 million for costs incurred in remediating the Booth Oil Superfund Site. The complaint alleges that the subsidiary is the successor-in-interest to the owner/operator of the site and is therefore liable for the majority of the clean-up and response costs. The Company denies any liability associated with the site. A co-defendant, who is also a former officer of the Company, has demanded indemnification for any liability that he may incur as a result of this lawsuit. At March 23, 2001, the plaintiff had not sought relief from the Bankruptcy Court to lift the automatic stay and proceed with its claim.

HUDSON COUNTY IMPROVEMENT AUTHORITY LITIGATION

         In July 1999, Hudson County Improvement Authority ("HCIA") filed suit in the Superior Court, Hudson County, New Jersey against SK Services (East), L.C. ("SK Services East") (an indirect wholly owned Company subsidiary), Safety-Kleen Corp., American Home Assurance Company, and Hackensack Meadowlands Development Commission. An Amended Complaint was filed on August 18, 1999, in which HCIA sought damages and injunctive relief evicting SK Services East from a 175 acre site in Kearny, NJ owned by HCIA. SK Services East had been using the site pursuant to an Agreement and Lease dated as of February 2, 1997 for the processing and disposal of processed dredge material. HCIA alleged that certain conditions precedent to SK Services East's right to continue operations at the site had not occurred, that as a result the Agreement and Lease had automatically terminated, that SK Services East owed HCIA some $11 million in back rent, and that SK Services East was obligated to finish the remediation of the site and its preparation for development as a commercial property. In January 2000, the Court granted HCIA summary judgment on its motion to declare the Agreement and Lease null and void as a result of the failure of the conditions precedent. This ruling effectively terminated the relationship between SK Services East and HCIA leaving only the issue of the determination of the rights and responsibilities of the parties in the unwinding of the relationship. In May 2000, HCIA filed for summary judgment seeking an order declaring that SK Services East is obligated to complete all measures required under the Remedial Action Work Plan for the site. SK Services East filed a brief opposing the motion. In June 2000, HCIA withdrew its pending motion, with the Court's understanding that the motion could be re-filed if the automatic stay in connection with the Company's Chapter 11 bankruptcy protection is lifted. Although HCIA has not sought relief from the Bankruptcy Court to lift the automatic stay, by letter to the Company's bankruptcy counsel dated March 20, 2001, counsel for HCIA requested that the Company stipulate to the lifting of the automatic stay.

CREAMER INVESTMENTS, INC. VS. SAFETY-KLEEN SERVICES, INC. AND JOHN G. MCGREGOR

         On the March 19, 1999, Company Subsidiaries, Safety-Kleen Services, Inc. and Safety-Kleen (Delaware), Inc. (collectively referred to as "Purchaser"), entered a purchase agreement with RACT, Inc., now known as Creamer Investments, Inc., and Steve Creamer (collectively referred to as "Seller") to purchase Seller's interest in the following business ventures: (1) SK Services
(East), L.C., (2) SK Services, L.C., (3) Maquilla Waste Services, and (4) remaining assets and liabilities of ECDC Environmental Services, L.C.

         The total purchase price to be paid by the Purchaser was $3 million, payable $1 million in cash at the closing and $2 million by a promissory note ("Promissory Note") payable to Creamer Investments, Inc. in two equal installments of $1 million on March 19, 2000 and $1 million on March 19, 2001 bearing interest payable quarterly at the Toronto Dominion prime rate on the principal balance outstanding from time to time.

         Purchaser failed to make the $1 million installment payment due on March 19, 2000. On April 12, 2000 the Seller and Purchaser entered an agreement modifying the payment of the balance due under the Promissory Note.

         Purchaser failed to make the first installment payment due under the modified payment schedule and thereafter, on or about June 6, 2000, Creamer Investments, Inc., instituted legal action in the United States District Court for the District of South Carolina, Columbia Division, C.A. No. 3:00-1561-19, praying for judgment against Safety-Kleen Services, Inc. and the Company's interim Chief Financial Officer, John G. McGregor, as follows: (1) in the amount of $1.9 million as actual damages on breach of contract, (2) an unspecified amount as damages for negligent misrepresentation, fraud and breach of the implied covenant of good faith and fair dealing, (3) interest on the unpaid sums due to Seller at the rate contemplated by the Promissory Note, (4) attorneys' fees, and (5) an unspecified amount in punitive damages. Purchaser filed for protection under Chapter 11 of the Bankruptcy Code on June 9, 2000 and the legal action with respect to Safety-Kleen Services, Inc. was stayed and continues in that status.

HUGHES BROS., INC. AND HUGHES BARGE LINES, LLC CONTRACT CLAIMS

         In connection with its harbor dredging operations, the Company or its subsidiary entered certain barge lease and guarantee agreements with or on behalf of Hughes Brothers, Inc. and/or Hughes Barge Lines, LLC (collectively referred to as the "Hughes Entities"). After the Company filed for protection under Chapter 11 of the Bankruptcy Code, certain of these leases and guarantees were rejected pursuant 11 U.S.C. ss.365. As a result of these rejections, on October 30, 2000, the Hughes Entities filed multiple proofs of claim for damages resulting from breach of the lease and guarantee agreements in the Company's Chapter 11 bankruptcy proceeding in the United States Bankruptcy Court for the District of Delaware. These claims in the aggregate exceed $5,000,000.

3-E COMPANY AND KRAUS-WARD GROUP CONTRACT CLAIMS

         The Company's subsidiary, 3-E Company, Environmental, Ecological and Engineering ("3-E") provides emergency, safety and informational services to many of the Company's customers. On May 22, 1996, the Company's subsidiary acquired a controlling interest in 3-E pursuant to a Stock Purchase Agreement (the "Agreement") with the previous owners (hereinafter collectively referred to as the "Kraus-Ward Group"). Under the Agreement and the Shareholders Agreement dated May 22, 1996, as amended, certain payments were due the Kraus-Ward Group on January 1, 2001. The Company's Chapter 11 filing prevented these payments from being made by the Company's subsidiary. On October 25, 2000, the Kraus-Ward Group filed multiple proofs of claim in the Company's Chapter 11 bankruptcy proceeding in the United States Bankruptcy Court for the District of Delaware, which total approximately $1,385,000.

ECDC ENVIRONMENTAL, L.C. CLAIM

         Certain subsidiaries of the Company entered into a long term contract (the "4070 Contract") with General Motors Corporation ("GM") to manage certain GM waste products. One requirement of the 4070 Contract was to provide a dedicated cell for GM waste products at a landfill facility owned by ECDC Environmental, L.C. ("ECDC"), which was then a Company subsidiary. In November 1997, the Company sold its interest in ECDC to an affiliate of Allied Waste Industries, Inc. Pursuant to the sale, ECDC, the Company, and certain Company subsidiaries entered the GM Waste Disposal Agreement (the "WDA") governing the obligations of the parties with respect to the continued management of GM waste in the dedicated cell at the ECDC landfill.

         By letter dated May 15, 2000, the Company was notified of GM's intent to terminate the 4070 Contract for default, effective December 31, 2000. Under the WDA, default by the Company and/or its subsidiaries under the 4070 Contract would have obligated the Company and/or its affected subsidiaries to pay certain costs, rebates and damages to ECDC in accordance with the terms of the WDA.

         As more thoroughly discussed in Part II, Item 1 Legal Proceedings, "Chapter 11 Filing", the Company and certain of its wholly owned subsidiaries, including those subsidiaries which were parties to the 4070 Contract and the WDA, filed for protection under Chapter 11 of the Bankruptcy Code. In anticipation of the Company's rejection of the 4070 Contract pursuant 11 U.S.C. ss.365, on October 30, 2000, ECDC filed a claim for not less than $11,027,600 plus other and unspecified additional damages for Company's breach of the 4070 and WDA contracts. The United States Bankruptcy Court for the District of Delaware granted the motion by the Company and certain of its subsidiaries, which were parties to the 4070 Contract and the WDA, to reject both the 4070 Contract and the WDA, effective December 1, 2000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)   Exhibits:

(3)(a) Restated Certificate of Incorporation of the Company dated May 13, 1997 and Amendment to Certificate of Incorporation dated May 15, 1997, Certificate of Correction Filed to Correct a Certain Error in the Restated and Amended Certificate of Incorporation of the Company dated October 15, 1997, Certificate of Amendment to the Restated Certificate of Incorporation of the Company dated November 25, 1998, and Certificate of Amendment to the Restated Certificate of Incorporation of the Company dated November 30, 1998.

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

+
(4)(b) First Supplemental Indenture effective as of November 15, 1998 among Safety-Kleen Services, Inc. the Registrant, SK Europe, Inc. and The Bank of Nova Scotia Trust Company of New York, as trustee filed as Exhibit (4)(f) to the Registrant's Form S-4 Registration Statement No. 333-82689 filed July 12, 1999 and incorporated herein by reference.

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

(4)(e) Amended and Restated Credit Agreement among Laidlaw Chem-Waste, Inc., Laidlaw Environmental Services (Canada) Ltd., Toronto Dominion (Texas) Inc., The Toronto-Dominion Bank, TD Securities (USA) Inc., The Bank of Nova Scotia, NationsBank, N.A. and The First National Bank of Chicago and NationsBank, N.A. as Syndication Agent dated as of April 3, 1998, filed as Exhibit 4(f) to the Registrant's Form 10-Q for the quarter ended February 28, 1999 and incorporated herein by reference.

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

(4)(k) Fourth Amendment dated as of March 13, 2000 to the Amended and Restated Credit Agreement dated as of May 6, 1999 among Safety-Kleen Services, Inc. (formerly known as LES, Inc.), Safety-Kleen Services (Canada) Ltd. (formerly known as Laidlaw Environmental Services (Canada) Ltd.), the Lenders, Toronto Dominion (Texas), Inc., The Toronto Dominion Bank, TD Securities (USA) Inc., The Bank of Nova Scotia, NationsBank, N.A., The First National Bank of Chicago and Wachovia Bank N.A. filed as Exhibit (4)(l) to the Registrant's Form 10-Q for the quarter ended May 31, 2000 and incorporated herein by reference.

(4)(l) Consent dated as of March 16, 2000 to the Amended and Restated Credit Agreement dated as of May 6, 1999 among Safety-Kleen Services, Inc. (formerly known as LES, Inc.), Safety-Kleen Services (Canada) Ltd. (formerly known as Laidlaw Environmental Services (Canada) Ltd.), the Lenders, Toronto Dominion (Texas), Inc., The Toronto Dominion Bank, TD Securities (USA) Inc., The Bank of Nova Scotia, NationsBank, N.A., The First National Bank of Chicago and Wachovia Bank N.A. filed as Exhibit (4)(m) to the Registrant's Form 10-Q for the quarter ended May 31, 2000 and incorporated herein by reference.

(4)(m) Amended and Restated $100,000,000 Debtor In Possession Credit Agreement among Safety-Kleen Services, Inc., The Several Lenders from Time to Time Parties thereto, Toronto Dominion (Texas), Inc., as General Administrative Agent and Underwriter and The CIT Group/Business Credit, Inc. as Collateral Agent and Underwriter Initially dated as of June 11, 2000 Amended and Restated as of July 19, 2000 Company filed as Exhibit (4)(m) to the Registrant's Form 10-K for the year ended August 31, 2000 and incorporated herein by reference.

(4)(n) First Amendment, dated as of October 31, 2000, to the Amended and Restated $100,000,000 Debtor In Possession Credit Agreement among Safety-Kleen Services, Inc., The Several Lenders from Time to Time Parties thereto, Toronto Dominion (Texas), Inc., as General Administrative Agent and Underwriter and The CIT Group/Business Credit, Inc. as Collateral Agent and Underwriter Initially dated as of June 11, 2000 Amended and Restated as of July 19, 2000, filed as Exhibit (4)(n) to the Registrant's Form 10-Q for the quarter ended November 30, 2000 and incorporated herein by reference.

(4)(o)Letter Agreement among Toronto Dominion (Texas), Inc., as administrative agent, the Company and Safety-Kleen Systems, Inc. dated December 12, 2000 relating to the Amended and Restated Marketing and Distribution Agreement by Safety-Kleen Systems, Inc. and System One Technologies Inc.

(4)(p) Registration Rights Agreement dated May 15, 1997 between the Company, Laidlaw Transportation, Inc. and Laidlaw Inc. the form of which was filed as Exhibit B to Annex A to the Registrant's Definitive Proxy Statement on Form DEF 14A, filed on May 1, 1997 and incorporated herein by reference.

(4)(q) Indenture dated as of May 1, 1993 between the Industrial Development Board of the Metropolitan Government of Nashville and Davidson County (Tennessee) and NationsBank of Tennessee, N.A., filed as Exhibit 4(f) to the Registrant's Form 10-Q for the quarter ended May 31, 1997 and incorporated herein by reference.

(4)(r) Indenture of Trust dated as of August 1, 1995 between Tooele County, Utah and West One Bank, Utah, now known as U.S. Bank, as Trustee, filed as Exhibit 4(h) to the Registrant's form 10-Q for the quarter ended May 31, 1997 and incorporated herein by reference.

(4)(s) Indenture of Trust dated as of July 1, 1997 between Tooele County, Utah and U.S. Bank, a national banking association, as Trustee, filed as Exhibit 4(j) to the Registrant's Form 10-Q for the quarter ended May 31, 1997 and incorporated herein by reference.

(4)(t) Indenture of Trust dated as of July 1, 1997 between California Pollution Control Financing Authority and U.S. Bank, a national banking association, as Trustee, filed as Exhibit 4(k) to the Registrant's Form 10-Q for the quarter ended May 31, 1997 and incorporated herein by reference.

(4)(u) Promissory Note dated May 15, 1997 for $60,000,000 from the Company to Westinghouse Electric Corporation, filed as Exhibit 4(n) to the Registrant's Form 10-Q for the quarter ended May 31, 1997 and incorporated herein by reference.

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

(4)(w) Guaranty Agreement dated May 15, 1997 by Laidlaw Inc. to Westinghouse Electric Corporation guaranteeing Promissory Note dated May 15, 1997 (as referenced in Exhibit (4)(s)) from Company to Westinghouse Electric Corporation), filed as Exhibit 4(o) to the Registrant's Form 10-Q for the quarter ended May 31, 1997 and incorporated herein by reference.

(4)(x) Rights Agreement dated as of October 15, 1999 between the Company and EquiServe Trust Company, N.A., as Rights Agent, filed as Exhibit (c)1 to the Company's Current Report on Form 8-K filed on October 15, 1999 and incorporated herein by reference.

(4)(y) First Amendment to Rights Agreement, dated as of March 17, 2000, between the Company and EquiServe Trust Company, N.A. filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed on March 17, 2000 and incorporated herein by reference.

(4)(z) Letter Agreement, dated October 12, 1999, between the Company and Laidlaw Inc. filed as Exhibit 99.2 to the Company's Current Report on Form 8-K filed on March 17, 2000 and incorporated herein by reference.

(4)(aa) Other instruments defining the rights of holders of nonregistered debt of the Company have been omitted from this exhibit list because the amount of debt authorized under any such instrument does not exceed 10% of the total assets of the Company and its subsidiaries. The Company agrees to furnish a copy of any such instrument to the Commission upon request.

(10)(a) Agreement and Plan of Merger dated as of March 16, 1998 by and among Registrant, LES Acquisition, Inc., and Safety-Kleen Corp. included as Annex A of Safety-Kleen's Revised Amended Prospectus on Form 14D-9 filed as Exhibit 62 to Safety-Kleen's Amendment No. 28 to Schedule 14-9A on March 17, 1998 and incorporated herein by reference.

(10)(b) Stock Purchase Agreement between Westinghouse Electric Corporation (Seller) and Rollins Environmental Services, Inc. (Buyer) for National Electric, Inc. dated March 7, 1995 filed as Exhibit 2 to the Registrant's Current Report on Form 8-K filed on June 13, 1995 and incorporated herein by reference.

(10)(c) Second  Amendment to Stock Purchase  Agreement (as referenced in Exhibit
(10)(b) above), dated May 15, 1997 among Westinghouse Electric Corporation, Rollins Environmental Services, Inc. and Laidlaw Inc., filed as Exhibit 4(m) to the Registrant's Form 10-Q for the quarter ended May 31, 1997 and incorporated herein by reference.

(10)(d) Agreement for the sale and purchase of shares and loan stock hold by SK Europe, Inc. in Safety-Kleen Europe Limited between Safety-Kleen Europe Limited and SK Europe, Inc. and the Company and The Electra Subscribers and Electra European Fund LP dated as of July 6, 2000 Company filed as Exhibit (10)(d) to the Registrant's Form 10-K for the year ended August 31, 2000 and incorporated herein by reference.

(10)(e) Rollins Environmental Services, Inc. 1982 Incentive Stock Option Plan filed with Amendment No. 1 to the Company's Registration Statement No. 2-84139 on Form S-1 dated June 24, 1983 and incorporated herein by reference.

(10)(f) Rollins Environmental Services, Inc. 1993 Stock Option Plan filed as Exhibit (10)(e) to the Registrant's Current Form 10-Q for the quarter ended May 31, 2000 and incorporated herein by reference.

(10)(g) Company's 1997 Stock Option Plan, filed as Exhibit 4.4 to the Company's Registration Statement No. 333-41859 on Form S-8 dated December 10, 1997 and incorporated herein by reference.

(10)(h) First  Amendment to Company's  1997 Stock Option Plan,  filed as Exhibit
(10)(g) to the Company's Form 10-Q for the quarter ended November 30, 1999 and incorporated herein by reference.

(10)(i) Company's Director's Stock Option Plan, filed as Exhibit 4.5 to the Company's Registration Statement No. 333-41859 on Form S-8 dated December 10, 1997 and incorporated herein by reference.

(10)(j) First Amendment to Company's Director's Stock Option Plan filed as Exhibit (10)(i) to the Company's Form 10-Q for the quarter ended November 30, 1999 and incorporated herein by reference.

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

(10)(m) Company's U.S. Supplemental Executive Retirement Plan filed as Exhibit 10(g) to the Company's Form 10-Q for the quarter ended November 30, 1997 and incorporated herein by reference.

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

(10)(x) Letter Agreement dated March 16, 2000 between Jay Alix & Associates and the Company filed as Exhibit (10)(x) to the Company's Form 10-Q for the quarter ended May 31, 2000 and incorporated herein by reference.

(10)(y) Second Amended and Restated Marketing and Distribution Agreement, dated as of March 8, 2001 by and between SystemOne Technologies Inc. and Safety-Kleen Systems, Inc., a subsidiary of the Registrant, filed as Exhibit 10.16 to SystemOne Technologies Inc. Form 10-KSB for the year ended December 31, 2000 and incorporated herein by reference.

(99.1) Consent Agreement and Final Order by and between the United States Environmental Protection Agency and Safety-Kleen Corp. and certain of its United States subsidiaries and affiliates Company filed as Exhibit (99.1) to the Registrant's Form 10-K for the year ended August 31, 2000 and incorporated herein by reference.

(b)     Reports on Form 8-K.

       i. The Company filed a Current Report on Form 8-K on December 11, 2000 which contained Item 5 related to a press release announcing that Safety-Kleen had reached an agreement with Indian Harbor Insurance Co. to provide approximately $143 million worth of closure, post-closure and corrective action financial assurance for Safety-Kleen facilities.

       ii. The Company filed a Current Report on Form 8-K on February 2, 2001 which contained Item 5 related to three press releases the cessation of operations at the Company's Hilliard, Ohio Wastewater Treatment Facility, the Company's change in operations at its Coffeyville, Kansas facility and the closure of the Company's Bridgeport, New Jersey incineration facility.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:  April 16, 2001          SAFETY-KLEEN CORP.
                              ------------------
                                  (Registrant)


                                   /s/ Henry H. Taylor
                                 --------------------------------------------
                                 Henry H. Taylor
                                 Senior Vice President, General Counsel and
                                 Secretary


                                   /s/ Larry W. Singleton
                                 --------------------------------------------
                                 Larry W. Singleton
                                 Chief Financial Officer

                                  EXHIBIT INDEX

(3)(a) Restated Certificate of Incorporation of the Company dated May 13, 1997 and Amendment to Certificate of Incorporation dated May 15, 1997, Certificate of Correction Filed to Correct a Certain Error in the Restated and Amended Certificate of Incorporation of the Company dated October 15, 1997, Certificate of Amendment to the Restated Certificate of Incorporation of the Company dated November 25, 1998, and Certificate of Amendment to the Restated Certificate of Incorporation of the Company dated November 30, 1998.

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

(4)(e) Amended and Restated Credit Agreement among Laidlaw Chem-Waste, Inc., Laidlaw Environmental Services (Canada) Ltd., Toronto Dominion (Texas) Inc., The Toronto-Dominion Bank, TD Securities (USA) Inc., The Bank of Nova Scotia, NationsBank, N.A. and The First National Bank of Chicago and NationsBank, N.A. as Syndication Agent dated as of April 3, 1998, filed as Exhibit 4(f) to the Registrant's Form 10-Q for the quarter ended February 28, 1999 and incorporated herein by reference.

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

(4)(k) Fourth Amendment dated as of March 13, 2000 to the Amended and Restated Credit Agreement dated as of May 6, 1999 among Safety-Kleen Services, Inc. (formerly known as LES, Inc.), Safety-Kleen Services (Canada) Ltd. (formerly known as Laidlaw Environmental Services (Canada) Ltd.), the Lenders, Toronto Dominion (Texas), Inc., The Toronto Dominion Bank, TD Securities (USA) Inc., The Bank of Nova
          Scotia, NationsBank, N.A., The First National Bank of Chicago and Wachovia Bank N.A. filed as Exhibit (4)(l) to the Registrant's Form 10-Q for the quarter ended May 31, 2000 and incorporated herein by reference.

(4)(l) Consent dated as of March 16, 2000 to the Amended and Restated Credit Agreement dated as of May 6, 1999 among Safety-Kleen Services, Inc. (formerly known as LES, Inc.), Safety-Kleen Services (Canada) Ltd. (formerly known as Laidlaw Environmental Services (Canada) Ltd.), the Lenders, Toronto Dominion (Texas), Inc., The Toronto Dominion Bank,

          TD Securities (USA) Inc., The Bank of Nova Scotia, NationsBank, N.A., The First National Bank of Chicago and Wachovia Bank N.A. filed as Exhibit (4)(m) to the Registrant's Form 10-Q for the quarter ended May 31, 2000 and incorporated herein by reference.

(4)(m) Amended and Restated $100,000,000 Debtor In Possession Credit Agreement among Safety-Kleen Services, Inc., The Several Lenders from Time to Time Parties thereto, Toronto Dominion (Texas), Inc., as
          General Administrative Agent and Underwriter and The CIT Group/Business Credit, Inc. as Collateral Agent and Underwriter Initially dated as of June 11, 2000 Amended and Restated as of July 19, 2000 Company filed as Exhibit (4)(m) to the Registrant's Form 10-K for the year ended August 31, 2000 and incorporated herein by reference.

(4)(n) First Amendment, dated as of October 31, 2000, to the Amended and Restated $100,000,000 Debtor In Possession Credit Agreement among Safety-Kleen Services, Inc., The Several Lenders from Time to Time Parties thereto, Toronto Dominion (Texas), Inc., as General Administrative Agent and Underwriter and The CIT Group/Business Credit, Inc. as Collateral Agent and Underwriter Initially dated as of June 11, 2000 Amended and Restated as of July 19, 2000, filed as Exhibit (4)(n) to the Registrant's Form 10-Q for the quarter ended November 30, 2000 and incorporated herein by reference.

(4)(o) Letter Agreement among Toronto Dominion (Texas), Inc., as administrative agent, the Company and Safety-Kleen Systems, Inc. dated December 12, 2000 relating to the Amended and Restated Marketing and Distribution Agreement by Safety-Kleen Systems, Inc. and System One Technologies Inc.

(4)(p) Registration Rights Agreement dated May 15, 1997 between the Company, Laidlaw Transportation, Inc. and Laidlaw Inc. the form of which was filed as Exhibit B to Annex A to the Registrant's Definitive Proxy Statement on Form DEF 14A, filed on May 1, 1997 and incorporated herein by reference.

(4)(q) Indenture dated as of May 1, 1993 between the Industrial Development Board of the Metropolitan Government of Nashville and Davidson County (Tennessee) and NationsBank of Tennessee, N.A., filed as Exhibit 4(f) to the Registrant's Form 10-Q for the quarter ended May 31, 1997 and incorporated herein by reference.

(4)(r) Indenture of Trust dated as of August 1, 1995 between Tooele County, Utah and West One Bank, Utah, now known as U.S. Bank, as Trustee, filed as Exhibit 4(h) to the Registrant's form 10-Q for the quarter ended May 31, 1997 and incorporated herein by reference.

(4)(s) Indenture of Trust dated as of July 1, 1997 between Tooele County, Utah and U.S. Bank, a national banking association, as Trustee, filed as Exhibit 4(j) to the Registrant's Form 10-Q for the quarter ended May 31, 1997 and incorporated herein by reference.

(4)(t) Indenture of Trust dated as of July 1, 1997 between California Pollution Control Financing Authority and U.S. Bank, a national banking association, as Trustee, filed as Exhibit 4(k) to the Registrant's Form 10-Q for the quarter ended May 31, 1997 and incorporated herein by reference.

(4)(u) Promissory Note dated May 15, 1997 for $60,000,000 from the Company to Westinghouse Electric Corporation, filed as Exhibit 4(n) to the
          Registrant's Form 10-Q for the quarter ended May 31, 1997 and incorporated herein by reference.

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

(4)(w) Guaranty Agreement dated May 15, 1997 by Laidlaw Inc. to Westinghouse Electric Corporation guaranteeing Promissory Note dated May 15, 1997 (as referenced in Exhibit (4)(s)) from Company to Westinghouse Electric Corporation), filed as Exhibit 4(o) to the Registrant's Form 10-Q for the quarter ended May 31, 1997 and incorporated herein by reference.

(4)(x) Rights Agreement dated as of October 15, 1999 between the Company and EquiServe Trust Company, N.A., as Rights Agent, filed as Exhibit (c)1 to the Company's Current Report on Form 8-K filed on October 15, 1999 and incorporated herein by reference.

(4)(y) First Amendment to Rights Agreement, dated as of March 17, 2000, between the Company and EquiServe Trust Company, N.A. filed as Exhibit
          99.1 to the Company's Current Report on Form 8-K filed on March 17, 2000 and incorporated herein by reference.

(4)(z) Letter Agreement, dated October 12, 1999, between the Company and Laidlaw Inc. filed as Exhibit 99.2 to the Company's Current Report on Form 8-K filed on March 17, 2000 and incorporated herein by reference.

(4)(aa) Other instruments defining the rights of holders of nonregistered debt of the Company have been omitted from this exhibit list because the amount of debt authorized under any such instrument does not exceed 10% of the total assets of the Company and its subsidiaries. The Company agrees to furnish a copy of any such instrument to the Commission upon request.

(10)(a) Agreement and Plan of Merger dated as of March 16, 1998 by and among Registrant, LES Acquisition, Inc., and Safety-Kleen Corp. included as Annex A of Safety-Kleen's Revised Amended Prospectus on Form 14D-9 filed as Exhibit 62 to Safety-Kleen's Amendment No. 28 to Schedule 14-9A on March 17, 1998 and incorporated herein by reference.

(10)(b) Stock Purchase Agreement between Westinghouse Electric Corporation (Seller) and Rollins Environmental Services, Inc. (Buyer) for National Electric, Inc. dated March 7, 1995 filed as Exhibit 2 to the Registrant's Current Report on Form 8-K filed on June 13, 1995 and incorporated herein by reference.

(10)(c)   Second Amendment to Stock Purchase Agreement (as referenced in Exhibit
          (10)(b) above), dated May 15, 1997 among Westinghouse Electric Corporation, Rollins Environmental Services, Inc. and Laidlaw Inc., filed as Exhibit 4(m) to the Registrant's Form 10-Q for the quarter ended May 31, 1997 and incorporated herein by reference.

(10)(d) Agreement for the sale and purchase of shares and loan stock hold by SK Europe, Inc. in Safety-Kleen Europe Limited between Safety-Kleen Europe Limited and SK Europe, Inc. and the Company and The Electra Subscribers and Electra European Fund LP dated as of July 6, 2000 Company filed as Exhibit (10)(d) to the Registrant's Form 10-K for the year ended August 31, 2000 and incorporated herein by reference.

(10)(e) Rollins Environmental Services, Inc. 1982 Incentive Stock Option Plan filed with Amendment No. 1 to the Company's Registration Statement No. 2-84139 on Form S-1 dated June 24, 1983 and incorporated herein by reference.

(10)(f) Rollins Environmental Services, Inc. 1993 Stock Option Plan filed as Exhibit (10)(e) to the Registrant's Current Form 10-Q for the quarter ended May 31, 2000 and incorporated herein by reference.

(10)(g) Company's 1997 Stock Option Plan, filed as Exhibit 4.4 to the Company's Registration Statement No. 333-41859 on Form S-8 dated December 10, 1997 and incorporated herein by reference.

(10)(h)   First Amendment to Company's 1997 Stock Option Plan,  filed as Exhibit
          (10)(g) to the Company's Form 10-Q for the quarter ended November 30, 1999 and incorporated herein by reference.

(10)(i) Company's Director's Stock Option Plan, filed as Exhibit 4.5 to the Company's Registration Statement No. 333-41859 on Form S-8 dated December 10, 1997 and incorporated herein by reference.

(10)(j) First Amendment to Company's Director's Stock Option Plan filed as Exhibit (10)(i) to the Company's Form 10-Q for the quarter ended November 30, 1999 and incorporated herein by reference.

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

(10)(m) Company's U.S. Supplemental Executive Retirement Plan filed as Exhibit 10(g) to the Company's Form 10-Q for the quarter ended November 30, 1997 and incorporated herein by reference.

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

(10)(w) KeyManager Severance Plan filed as Exhibit (10)(w) to the Registrant's Form 10-K for the year ended August 31, 2000 and incorporated herein by reference.

(10)(x) Letter Agreement dated March 16, 2000 between Jay Alix & Associates and the Company filed as Exhibit (10)(x) to the Company's Form 10-Q for the quarter ended May 31, 2000 and incorporated herein by reference.

(10)(y) Second Amended and Restated Marketing and Distribution Agreement, dated as of March 8, 2001 by and between SystemOne Technologies Inc. and Safety-Kleen Systems, Inc., a subsidiary of the Registrant, filed as Exhibit 10.16 to SystemOne Technologies Inc. Form 10-KSB for the year ended December 31, 2000 and incorporated herein by reference.

(99.1) Consent Agreement and Final Order by and between the United States Environmental Protection Agency and Safety-Kleen Corp. and certain of its United States subsidiaries and affiliates Company filed as Exhibit (99.1) to the Registrant's Form 10-K for the year ended August 31, 2000 and incorporated herein by reference.