Form 10-K/A
period 2000-08-31
SAFETY KLEEN CORP/
filed 2001-07-09
CIK 701856

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

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

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:  NONE


           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                               Title of each class
                          Common Stock Par Value $1.00
                         Rights to Purchase Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements  for  the  past  90  days.  Yes      No  X
                                              --      --


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [ ]

The aggregate market value of the common stock held by non-affiliates of the registrant was $16,315,372 as of June 22, 2001.

The number of shares of the issuer's common stock outstanding was 100,783,596 as of June 22, 2001.

                                         TABLE OF CONTENTS
                                         -----------------


ITEM                                                                                          PAGE
----                                                                                          ----
                                             PART I
1     Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1
2.    Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    16
3.    Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    18
4.    Submission of Matters to a Vote of Security Holders. . . . . . . . . . . . . . . . . .    29

                                            PART II

5.     Market for Registrant's Common Equity and Related Stockholder Matters . . . . . . . .    30
6.     Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    30
7.     Management's Discussion and Analysis of Financial Condition and Results of Operations    31
7A.    Quantitative and Qualitative Disclosures About Market Risk. . . . . . . . . . . . . .    46
8.     Financial Statements and Supplementary Data . . . . . . . . . . . . . . . . . . . . .    47
9.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.    48

                                            PART III

10.    Directors and Executive Officers of the Registrant. . . . . . . . . . . . . . . . . .    48
11.    Executive Compensation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    52
12.    Security Ownership of Certain Beneficial Owners and Management. . . . . . . . . . . .    58
13.    Certain Relationships and Related Transactions. . . . . . . . . . . . . . . . . . . .    59

                                            PART IV

14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K. . . . . . . . . . .   .61

                                     PART I
                                     ------

ITEM  1.   BUSINESS

                                     GENERAL

Safety-Kleen Corp. (the "Registrant" or "Safety-Kleen") and subsidiaries (collectively referred to as the "Company") provide a range of services designed to collect, transport, process, recycle or dispose of hazardous and non-hazardous industrial and commercial waste streams. The Company provides these services in 50 states, seven Canadian provinces, Puerto Rico, Mexico and Saudi Arabia from approximately 380 collection, processing and other locations.

Safety-Kleen was incorporated in Delaware in 1978. Its principal executive office is located at 1301 Gervais Street, Suite 300, Columbia, South Carolina 29201 and its telephone number is 803-933-4200.

                               RECENT DEVELOPMENTS

INVESTIGATION  OF  FINANCIAL  RESULTS

On March 6, 2000, the Company announced that it had initiated an internal investigation of its previously reported financial results and certain of its accounting policies and practices following receipt by the Company's Board of Directors of information alleging possible accounting irregularities that may have affected the previously reported financial results of the Company since fiscal year 1998. The internal investigation was subsequently expanded to include fiscal years 1998 and 1997. The Board appointed a special committee, consisting of four directors who were then independent outside directors of the Company, to conduct the internal investigation (the "Special Committee (Investigation)"). The Special Committee (Investigation) was later expanded to five directors, with the addition of one additional independent outside director. The Special Committee (Investigation) engaged the law firm of Shaw Pittman, and Shaw Pittman engaged the accounting firm of Arthur Andersen LLP, to assist with the comprehensive investigation of these matters. The Board placed Kenneth W. Winger, the Company's President and Chief Executive Officer and a director, Michael J. Bragagnolo, Executive Vice President and Chief Operating
Officer and Paul R. Humphreys, Senior Vice President of Finance and Chief Financial Officer, on administrative leave on March 5, 2000. The Company accepted the resignations of Messrs. Winger, Bragagnolo, and Humphreys, as officers, in mid-May 2000 and of Mr. Winger, as a director, on June 9, 2000, and subsequently terminated the employment of these individuals in July 2000. The Special Committee (Investigation) is continuing its investigation.

On March 8, 2000, PricewaterhouseCoopers LLP, the Company's independent accountants, withdrew its audit reports covering the Company's financial statements for fiscal years 1999, 1998 and 1997. On August 1, 2000, the Company dismissed PricewaterhouseCoopers LLP as its independent accountants and engaged Arthur Andersen LLP as successor independent accountants.

As discussed in greater detail in Part I, Item 3 (Legal Proceedings), in connection with the events giving rise to the investigation of the Company's financial results, various class actions have been filed by and on behalf of shareholders and bondholders of the Company naming as defendants, among others, the Company, Laidlaw Inc. ("Laidlaw"), and PricewaterhouseCoopers LLP, as well as current and former officers and directors of the Company and Laidlaw. As discussed below, due to the fact that the Company filed a Chapter 11 bankruptcy petition under the Bankruptcy Code on June 9, 2000, all litigation against the Company is subject to an automatic stay. As further discussed below, after the Company filed its Chapter 11 bankruptcy petition, amended consolidated class action complaints have been filed in which the Company was not named as a defendant. In addition, Safety-Kleen Corp. has received subpoenas relating to investigations by the Securities and Exchange Commission and the United States Attorney for the Southern District of New York.

As a result of the preliminary findings of the investigation, the Company determined to restate its previously reported financial results for 1999, 1998 and 1997. The financial information contained in this Form 10-K/A has been restated to incorporate all related information obtained from the investigation.

BANKRUPTCY  PROCEEDINGS

As discussed more fully in Part I, Item 3 (Legal Proceedings), on June 9, 2000, Safety-Kleen Corp. and 73 of its wholly owned domestic subsidiaries (collectively, the "Debtors") filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The Debtors remain in possession of their properties and assets and management of the Company continues to operate the business of the Debtors as a debtor-in-possession. As a debtor-in-possession, the Company is authorized to operate the business of the Debtors, but may not engage in transactions outside of the ordinary course of business without the approval, after notice and an opportunity for a hearing, of the Bankruptcy Court. Pursuant to the automatic stay provisions of the Bankruptcy Code, all actions to collect pre-petition indebtedness of the Debtors, as well as other pending litigation against the Debtors, are currently stayed and other pre-petition contractual obligations may not be enforced against the Debtors. In addition, as debtor-in-possession, the Debtors have the right, subject to the approval of the Bankruptcy Court and certain other conditions, to assume or reject any pre-petition executory contracts and unexpired leases.

The Bankruptcy Court has approved payment of certain pre-petition liabilities, such as employee wages and benefits. In addition, the Bankruptcy Court has allowed for the retention of legal and financial professionals to advise in the bankruptcy proceedings. In June 2000, the Bankruptcy Court approved the Company's request for an initial $40 million in debtor-in-possession financing. In July 2000, the Bankruptcy Court approved the Company's request for a total of $100 million in debtor-in-possession financing. As of June 28, 2001, the Company had issued a $19 million letter of credit and had no cash borrowings pursuant to this financing.

The Company presently intends to reorganize the Company's business and restructure the Company's liabilities through a plan or plans of reorganization to be filed with the Bankruptcy Court. The Company has retained Lazard Freres & Co. LLC, an investment bank, as corporate restructuring advisor to assist it in planning and implementing a reorganization.

At the time it filed its Chapter 11 cases, the Company was in default on certain of its senior securities. The Company (i) had not made interest payments on the $60 million Promissory Note dated May 15, 1997, from the Company to Westinghouse Electric Corporation and thereafter assigned by Westinghouse Electric Corporation to Toronto Dominion (Texas) Inc. (the "$60 million Promissory Note"), (ii) had not made interest payments on its $325 million 9 1/4 percent Senior Subordinated Notes due 2008, (iii) had not made interest payments on its $225 million 9 1/4 percent Senior Notes due 2009 and (iv) had not made principal and interest payments under its Amended and Restated Credit Agreement dated as of April 3, 1998, among Safety-Kleen Services, Inc. (formerly known as LES, Inc.), Safety-Kleen Services (Canada) Ltd. (formerly known as Laidlaw Environmental Services (Canada) Ltd.), the Lenders, Toronto Dominion (Texas), Inc., The Toronto Dominion Bank, TD Securities (USA) Inc., The Bank of Nova Scotia, NationsBank, N.A., The First National Bank of Chicago and Wachovia Bank N.A. (the "Credit Facility"). In addition to the aforementioned defaults, filing of the petition for reorganization resulted in a default of certain covenants under the above described Credit Facility and the $60 million Promissory Note and the Indenture of Trust dated as of July 1, 1997, between Tooele County, Utah and U.S. Bank; the Indenture of Trust dated as of July 1, 1997, between California Pollution Control Financing Authority and U.S. Bank; the Indenture of Trust dated as of August 1, 1995, between Tooele County, Utah and West One Bank; the Indenture dated as of May 1, 1993, between Industrial Development Board of the Metropolitan Government of Nashville and Davidson County (Tennessee) and NationsBank of Tennessee, N.A.; the Indenture dated as of May 17, 1999 between the Company and Cole Taylor Bank as successor trustee to the Bank of Nova Scotia Trust Company; and the Indenture dated May 29, 1998 between LES, Inc., the Company, sub-guarantors and Norwest Bank Minnesota, N.A. as successor to the Bank of Nova Scotia Trust Company of New York, as Trustee.

NEW  MANAGEMENT  TEAM

From March 6, 2000 through May 22, 2000, David E. Thomas, Jr. and Grover C. Wrenn, outside directors of the Company, co-managed the Company on an interim basis as its most senior executives. On May 4, 2000, Mr. Thomas was elected Chairman of the Board. On May 22, 2000, Mr. Thomas was elected Chief Executive Officer and Mr. Wrenn was elected President and Chief Operating Officer. On August 17, 2000, Larry W. Singleton, previously unaffiliated with the Company, was appointed Chief Financial Officer.

Under current management, the Company has secured authorization for up to $100 million in debtor-in-possession financing, sold idle or under-utilized Company assets, reorganized the Company into two divisions (Chemical Services and Branch Sales and Service), improved the Company's information technology and transportation management systems, outsourced operation of the Company's data management center, filled key financial accounting and reporting positions, negotiated an agreement with federal and state regulators under which the Company secured additional time to replace financial assurance for its operating facilities which was provided through surety bonds issued by Frontier Insurance Company ("Frontier") (see the detailed discussion in "Financial Assurance Matters" below), and replaced the Company's accounting firm. The Company believes that, as a result of these initiatives, it has been able to retain most of its customers, avoid significant employee layoffs or facility closures and maintain normal business operations without making cash borrowings on its debtor-in-possession financing (see "Bankruptcy Proceedings" above for additional detail).

Since March 2000, four new independent outside directors have been named to the Board of Directors of the Company. In May 2000, Kenneth K. Chalmers was appointed to the Board of Directors of the Company. In March 2001, Peter E. Lengyel and David W. Wallace were each appointed to the Board of Directors of the Company and in April 2001, Ronald A. Rittenmeyer was appointed to the Board of Directors of the Company. All additions filled vacant positions on the Board and currently all positions on the Board are filled.


FINANCIAL  ASSURANCE  MATTERS

As discussed more fully in Part I, Item 3 (Legal Proceedings), under the Resource Conservation and Recovery Act ("RCRA"), the Toxic Substances Control Act ("TSCA"), and analogous state statutes, owners and operators of certain waste management facilities are subject to financial assurance requirements to ensure performance of their closure, post-closure, and corrective action obligations. Safety-Kleen and certain of its subsidiaries as owners and operators of RCRA and TSCA waste management facilities are subject to these financial assurance requirements. Applicable regulations allow owners and operators to provide financial assurance through a surety bond from an approved surety. On May 31, 2000, the United States Department of the Treasury declared that Frontier Insurance Company, from which Safety-Kleen and its subsidiaries had obtained more than 50 percent of the required assurance in the form of surety bonds, was no longer qualified as an acceptable surety on federal bonds.

Accordingly, effective May 31, 2000, Safety-Kleen and its affected subsidiaries no longer had compliant financial assurance for many facilities. Under applicable regulations, Safety-Kleen and its affected subsidiaries were required to obtain compliant financial assurance within 60 days and, in some states, more quickly. The Company and the United States Environmental Protection Agency (the "EPA"), acting on behalf of many, but not all, affected states engaged in negotiations resulting in the entry of a Consent Agreement and Final Order ("CAFO"). Under the CAFO, Safety-Kleen and its affected subsidiaries were initially required to obtain compliant financial assurance no later than December 15, 2000; pursuant to a provision in the CAFO, that deadline was extended to February 28, 2001, and then to April 30, 2001. The Company has since obtained a further extension to July 31, 2001 for some facilities and September 30, 2001 for the remaining facilities. The Company will seek further extensions if necessary, but the CAFO does not require the EPA to grant such further extensions. There can be no assurance that the Company will meet the deadlines for obtaining compliant financial assurance. If Safety-Kleen's affected subsidiaries are unable to secure compliant financial assurance by the agreed-upon deadlines, the CAFO requires Safety-Kleen and its affected subsidiaries to cease accepting waste and to initiate closure and post-closure measures in accordance with their permits and applicable federal and state requirements. Pursuant to the CAFO the Company's lenders and the unsecured creditors committee retain the right to oppose through the Bankruptcy Court any efforts by the EPA to require the Company to initiate any such closure and post-closure measures. Under the CAFO, the EPA reserves the right, in consultation with an affected state, to determine in its discretion and in accordance with applicable law, to modify these requirements. The Bankruptcy Court approved the CAFO on October 17, 2000 and the most recent extensions on May 16, 2001. Certain, but not all, affected states are participants in the EPA CAFO. Safety-Kleen and its affected subsidiaries have oral or written extension agreements with virtually all other affected states, and no state has sought closure of a facility on grounds that the facility lacks valid financial assurance. The State of Texas recently has undertaken certain enforcement activity pertaining to financial assurance. On June 20, 2001, Safety-Kleen and its affected subsidiaries filed a motion in Bankruptcy Court seeking approval of a transaction pursuant to which it will replace Frontier at more than 100 facilities. These matters are described in greater detail in Part I, Item 3 (Legal Proceedings). Although the surety bonds issued by Frontier are no longer qualified as acceptable federal bonds, they remain in place and effective until replaced and the Company continues to pay the premiums on the bonds.

As noted, Frontier does not provide all the coverage required by Safety-Kleen and its subsidiaries for closure, post-closure and corrective action activities. Reliance Insurance Company of Illinois ("Reliance") has provided a significant proportion of such coverages. The Company has received expressions of concern from various states about the quality of this coverage and a small number of states have indicated that they do not consider Reliance policies to satisfy requirements of state law. Recent press reports indicate that the Pennsylvania Insurance Department has placed Reliance under an order of rehabilitation. According to these reports, this order provides that department with authority to operate Reliance and assess its viability. That department must determine whether to proceed with rehabilitation of Reliance or to liquidate it. Press reports also indicate that Reliance Group Holdings Inc., with which Reliance apparently is affiliated, has filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. Prior to these developments, on December 15, 2000, the Company received Bankruptcy Court approval to replace approximately $150 million of RCRA financial assurance coverage underwritten by Reliance with new policies issued by Indian Harbor Insurance Company, an A.M. Best A+ rated underwriter. The effective date for this new financial assurance is October 15, 2000, and is still subject to state acceptance of the substitution, which the Company expects to receive.

SALE  OF  EUROPEAN  OPERATIONS

On August 11, 2000, the Company completed the sale of its remaining 44% interest in its European operations. The Company received approximately $34.4 million in cash and, subject to contingencies, approximately $1.3 million in deferred payments. From these proceeds and the proceeds of the sale of the Company's Rosemount facility, approximately $19.0 million was paid to the Company's pre-petition lenders in the Credit Facility as an adequate protection payment. On December 23, 1998, the Company had announced the recapitalization of its European operations resulting in the sale of 56% of the Company's equity interest in those operations.

MAJOR  SHAREHOLDER

As of August 31, 2000, Laidlaw beneficially owned 43.5% of the Company's outstanding Common Stock. Laidlaw announced publicly on September 13, 1999 its intention to divest itself of all the Company's Common Stock it owned within six to twelve months. On September 13, 1999, the Company's Board of Directors appointed a Special Committee ("Special Committee (Sale)") made up of independent non-Laidlaw directors to consider the implications of and explore strategic alternatives for the Company with respect to the announced change in Laidlaw's time horizon for divesting its common share ownership of the Company. On February 8, 2000, the Board of Directors disbanded the Special Committee
(Sale) after the Special Committee (Sale) determined that further action regarding a potential sale of the Company was unwarranted at that time. See also the "Laidlaw Inc. Relationships" discussion in Item 13 of Part III.

                               BUSINESS OPERATIONS

In providing industrial waste services, the Company has two divisions: (a) Chemical Services and (b) Branch Sales and Service. Chemical Services provides various services to industrial and commercial customers and governmental entities, mainly in the United States and Canada. These services include hazardous and non-hazardous waste collection, treatment, recycling, disposal and destruction of hazardous and non-hazardous waste at Company owned and operated facilities. Branch Sales and Service includes parts cleaner services and other specialized services to automotive repair, commercial and manufacturing customers. See Note 23 to the Company's consolidated financial statements for financial information about industry segments and geographical regions.

                           CHEMICAL SERVICES DIVISION

The Chemical Services Division operates approximately 110 primary and satellite locations from which it provides waste management services in North America. Operationally the Division is divided into three geographic regions. These regions are the Eastern United States, Western United States, and Eastern Canada.

The services offered consist primarily of the collection, treatment and disposal of a wide variety of liquid and solid wastes, hazardous or non-hazardous, in drum, tanker or roll-off containers from customer locations. Depending upon the type of customer, the Company may make frequent pickups of large quantities or may pick up only one or a few 55-gallon drums on a periodic basis. The Division's network of 18 service centers primarily focuses on the collection of the smaller waste streams whereas the larger customers typically ship directly to the end disposal sites with full truckloads of material. Depending upon the content, the material collected may be recycled into usable solvent, processed into a waste-derived fuel for use in the cement manufacturing industry, or disposed of through processes such as incineration, landfill or wastewater treatment.

The Company provides final treatment and disposal services designed to manage hazardous and non-hazardous wastes, which cannot be otherwise economically recycled or reused. Incineration, landfill and wastewater treatment facilities provide such solutions for the majority of these industrial waste streams. Additionally the division provides a complement of other services and technologies for more specialized or economical handling of certain waste streams. These services include consulting services, industrial services, PCB management, and transportation services.

COLLECTION,  TREATMENT  AND  DISPOSAL  SERVICES

INCINERATION

The Company offers a wide range of technological capabilities and locations to customers through its network of eight incineration facilities. Incineration is the preferred method for the treatment of organic hazardous waste, because it effectively destroys the contaminants at temperatures in excess of 2,000 degrees Fahrenheit. High temperature incineration effectively eliminates organic wastes such as herbicides, halogenated solvents, pesticides, and pharmaceutical and refinery wastes, regardless of whether they are gases, liquids, sludges or solids. Federal and state incineration regulations require a destruction and removal efficiency of 99.99% for most organic wastes and 99.9999% for polychlorinated bi-phenyls ("PCBs") and dioxin.

In the United States, the Company operates four solids and liquids-capable incineration facilities with a combined annual capacity of over 250,000 tons, one lower volume specialty incineration facility and one RCRA subpart X facility permitted to burn explosives. The Company also operates two hazardous waste liquid injection incinerators in Canada.

The Company's incineration facilities in Deer Park, Texas and Aragonite, Utah are designed to process liquid organic wastes, sludges, solids, soil and debris. The Company has initiated closure activities at its Coffeyville, Kansas and the Bridgeport, New Jersey facilities due to underutilization. Regulatory agencies were given notification of the Company's intent to close the facilities and the Company is proceeding with the closure process. The Deer Park facility has two kilns and a rotary reactor. Additionally, the Deer Park facility has an on-site landfill for the disposal of ash and other waste material produced as a result of the incineration process. The landfill is built and permitted to RCRA hazardous waste standards.

Incineration facilities in Mercier, Quebec and Sarnia, Ontario are liquid injection incinerators, designed primarily for the destruction of liquid organic waste. The Mercier facility also has a system to blend and destroy pumpable sludges. Typical waste streams include wastewater with low levels of organics and other higher concentration organic liquid wastes not amenable to conventional physical or chemical waste treatment.

All of the Company's United States incineration facilities have received Part B permits under RCRA. Part B permits are generally issued for periods of five or ten years, after which the permit must be reviewed by state or federal regulators or both before the permit can be renewed for additional terms. Except as discussed in Part I, Item 3 (Legal Proceedings) with respect to financial assurance matters and as discussed in "Recent Developments - Financial Assurance Matters," management is not aware of any issues at any of the Company's thermal treatment sites that would preclude the renewal of any of its Part B permits.

During fiscal 1997, the Company closed its less efficient and redundant incineration facilities at Baton Rouge, Louisiana, and Clive, Utah. During fiscal 1998, the Company closed its incinerator at Roebuck, South Carolina, further reducing excess capacity. These three closures eliminated approximately 215,000 tons of practical capacity from the off-site commercial incineration market. The industry's total off-site commercial incinerator practical capacity was estimated at 1.0 million tons in 1999, according to "EI Digest."

LANDFILLS

The Company operates ten commercial landfills located throughout the United States and Canada. A total of eight landfills are designed and permitted for the disposal of hazardous wastes. The Company also owns and operates a non-commercial landfill, which only accepts waste from an on-site incinerator. Two landfills are operated for non-hazardous industrial waste disposal and, to a lesser extent, municipal solid waste. As discussed in greater detail in Part I,
Item 3 (Legal Proceedings), the Company's landfill located in Pinewood, South Carolina suspended waste disposal on September 25, 2000, pending action by the South Carolina Department of Health and Environmental Control and/or court decision allowing continued waste disposal.

The Company operates eight commercial hazardous waste landfills in North America. Of these facilities, six are located in the United States, and two are located in Canada. As of August 31, 2000, the useful economic lives (for accounting purposes) of these landfills include approximately 20.1 million cubic yards of remaining capacity. This estimate of the useful economic lives of these landfills includes permitted airspace and unpermitted airspace that management believes to be probable of being permitted based on its analysis of various factors. In addition to the capacity included in the useful economic lives of these landfills, there are approximately 32.8 million cubic yards of additional unpermitted airspace capacity included in the footprints of these landfills that may ultimately be permitted. There can be no assurance that this unpermitted additional capacity will be permitted.

In the United States, the Company's hazardous waste landfills have been issued a hazardous waste operating permit under the authority of Subtitle C of RCRA (a "Part B Permit"). The EPA's permitting process for RCRA Subtitle C landfills is very rigorous. Before a permit can be issued, the applicant must provide detailed waste analysis, spill prevention and control counter-measure plans, detailed design specifications (which include liner design, leak detection systems and rainwater removal systems), groundwater monitoring, employee training and geologic and hydrogeologic investigations. Furthermore, the applicant must post financial assurance instruments for landfill cell and site closure and post-closure care. All six of the Company's United States hazardous waste landfills have received Part B Permits and, except as described above under "Recent Developments - Financial Assurance," meet or exceed Subtitle C requirements. These permits are generally issued for periods of five or ten years, after which the permit must be reviewed by state or federal regulators or both before the permit can be renewed for additional terms. Except as discussed in, Part I, Item 3 (Legal Proceedings) with respect to the Company's landfill located in Pinewood, South Carolina, and with respect to financial assurance matters discussed above under "Recent Developments - Financial Assurance Matters" and Part I, Item 3 (Legal Proceedings), management is not aware of any issues at any of the Company's United States sites that would preclude the renewal of its Part B landfill permits. During fiscal year 2000, approximately 970,000 cubic yards of hazardous wastes were disposed of in all of the Company's landfills combined.

Except as discussed in Part I, Item 3 (Legal Proceedings) with respect to the Company's Lambton landfill located in Ontario, management is not aware of any issues at any of the Company's Canadian landfill sites that would preclude the renewal of their landfill operating permits.

In addition to its hazardous waste landfill sites, the Company operates two non-hazardous industrial landfills with 749,000 cubic yards of remaining permitted capacity. These two facilities are located in the United States and have been issued operating permits under the authority of Subtitle D of RCRA. Prior to issuance of a permit, the Safety-Kleen non-hazardous industrial landfills must demonstrate to the permitting agency and subsequently employ operational programs protective of the integrity of the landfill, human health and the surrounding environment. The Company's non-hazardous landfill facilities are permitted to accept commercial industrial waste, including wastes from foundries, demolition and construction, machine shops, automobile manufacturing, printing, metal fabrications and recycling. During fiscal year 2000, approximately 143,000 cubic yards of non-hazardous wastes were disposed of in these landfills.

WASTE  WATER  TREATMENT

The Company offers a range of wastewater treatment technologies and customer services. Wastewater treatment is provided by five facilities and consists of three lines of business: hazardous wastewater treatment, sludge de-watering or drying and non-hazardous wastewater treatment. These services include the reduction, treatment and disposal of both hazardous and non-hazardous wastewater, sludges and solids for both bulk and drummed waste. The Company removes hazardous components from hazardous industrial liquids and chemically or physically makes hazardous industrial liquids non-hazardous through various treatment technologies. Specialized techniques reduce residues by recycling or reusing spent products. Batch treatment technologies also enable the Company to handle hard-to-treat wastewater streams. Nonhazardous waste streams are biologically treated via land application, where nonhazardous waste, solids, and liquids are combined to allow naturally occurring bacteria in soil to biodegrade nonhazardous waste streams. The Company has initiated closure of its Hilliard, Ohio wastewater treatment facility and continued accepting waste from customers until February 16, 2001. The Hilliard facility will continue to process inventories over the next few months as part of its decommissioning plan. During fiscal year 1997, the Company closed its wastewater treatment facility located in Nashville, Tennessee.

Aqueous hazardous waste streams are treated and disposed at a deep injection well located in Plaquemine, Louisiana.

SERVICE  CENTERS

Waste streams collected through one or more of Chemical Services Division's offerings may be routed to one of the Company's 18 service centers where the waste is temporarily stored or consolidated with compatible waste streams for more efficient transportation to final recycling, treatment or disposal destinations. A majority of the Company's service centers in the United States have Part B permits under RCRA that, among other things, allow the Company to store waste for up to one year for bulking or transfer purposes. Service centers are the largest source of waste streams for the Company's treatment and disposal facilities.

All of the Division's service centers provide Lab Pack Services. The primary focus of Lab Pack Services is the collection and proper management of miscellaneous, and often unidentified, chemicals stored in small containers. Because the list of Lab Pack chemicals removed from a particular site can be extensive and vary widely in characteristics and quantities, the knowledge and abilities of Company field chemists are often required.

Most of the Division's service centers provide In-Plant services. In-Plant Services encompass a variety of services provided by Company personnel at the generator's location. In-Plant Services are customized to the specific needs of the customer. With Technical Field Services, the Company often prepares the paperwork, packages the waste for shipment and provides for transportation and disposal management.

ADDITIONAL  SERVICES  OFFERED

Additional services provided by the Chemical Services Division include consulting and industrial services, PCB management, and transportation services.

The Division provides a variety of consulting and industrial services, which utilize Safety-Kleen's facilities, specialized equipment and personnel. Such services are typically customized for the customer's specific project or requirements.

The Division provides PCB management services. It decontaminates PCB-contaminated oils and reclaims metals from PCB-contaminated electrical equipment. The Company accomplishes this recycling and reclamation through a declorination process operated from six facilities in Kansas, Pennsylvania, Ohio, and Georgia.

The Company's transportation operations facilitate the movement of materials among its network of service centers and its treatment and disposal facilities. Transportation may be accomplished by truck, rail, barge or a combination of modes, with Company-owned assets or in conjunction with third-party transporters. Specially designed containment systems, vehicles and other equipment permitted for hazardous and industrial waste transport, together with drivers trained in transportation skills and waste handling procedures, provide for the movement of customer waste streams.

                        BRANCH SALES AND SERVICE DIVISION

The Branch Sales and Service Division provides its services primarily through a network of approximately 180 branches supported by 12 accumulation centers, eight solvent recycling plants, seven distribution facilities, three fuel blending facilities, 23 oil terminals, two oil re-refining plants and 44 other miscellaneous and satellite locations. The Division employs various recycling processes, oil re-refining and waste-derived fuels blending for reuse as fuel in cement kilns as its primary processing options.

The Division provides specialized services to its customers in the vehicle repair, manufacturing, photo-processing, medical and dry cleaning markets.

EXCLUSIVE  DISTRIBUTION  AGREEMENT  WITH  SYSTEMONE(R)  TECHNOLOGIES,  INC.

A subsidiary of the Company has signed an agreement to serve as the exclusive distributor of the innovative line of parts cleaning equipment manufactured by SystemOne(R) Technologies, Inc. ("SystemOne(R)"). The Branch Sales and Service locations across North America began marketing SystemOne's(R) products in early 2001. The multi-year agreement was approved by the Bankruptcy Court on December 15, 2000.

SystemOne(R) designs and manufactures a full range of parts cleaning equipment for use in automotive and industrial markets. These products feature self-contained solvent recycling technologies that provide customers with a fresh supply of clean solvent on demand. The SystemOne(R) product line includes various-sized models, manual and automated, with applications within both automotive and industrial markets.

LINES  OF  BUSINESS

The largest service component of the Branch Sales and Service Division is its Parts Cleaner Service. Safety-Kleen furnishes Parts Cleaner Service to automobile repair stations, car and truck dealers, small engine repair shops, fleet maintenance shops and other automotive, retail repair and industrial customers. In its Parts Cleaner Service, the Company's service representative installs parts cleaner equipment and solvent with a customer. The service representative then makes service calls at regular intervals to clean and maintain the equipment and to remove the dirty solvent and replace it with clean solvent. The majority of the dirty solvent is recycled for reuse. The Company provides a choice of several models of parts cleaners to customers for their use as part of the Parts Cleaner Service and also provides service to customers who own their own parts cleaner equipment. As an alternative to solvent-based systems, Safety-Kleen also offers a line of water-based cleaning systems through its Parts Cleaner Service.

Other service offerings of the Branch Sales and Service Division are Paint Refinishing Services, Imaging Services, Dry Cleaner Services, Vacuum Truck Services, Integrated Customer Compliance Services, Industrial Waste Collection Services, Used Oil Collection, Re-Refining Services, Automotive Recovery Services and various additional services. These additional offerings utilize the same facility network and many of the same customer relationships as have been developed for the traditional Parts Cleaner Service.

The Company's Paint Refinishing Services are supplied to new and used car dealers, auto body repair and paint shops and fiberglass product manufacturers. Similar to the Parts Cleaner business, Company representatives place a machine and solvent with each customer, maintain the machine and regularly remove the contaminated solvent and replace it with clean solvent. The Company either recycles the contaminated solvent into clean solvent for reuse or blends it into waste-derived fuel used by cement kilns or incinerators. Waste paint and paint booth filters are also collected from these customers and blended for use as fuel at cement kilns or incinerators. Company representatives also provide clean buffing pads and remove used pads during regularly scheduled service calls. The used pads are washed, dried, inspected and returned to the Company's distribution system.

The Company's Imaging Service provides processing and silver recovery services to health care, printing, photo processing and other businesses and industries. This would include all businesses that utilize image capture, processing, storage, output, or delivery of images. Imaging Services recover the silver contained in the spent photochemical solutions it collects from customers. These solutions are then further treated and processed until they can be discharged as wastewater into publicly owned treatment works in compliance with applicable laws and regulations. Silver is also recovered from photographic film by outside processors.

Dry Cleaner Services collect and recycle contaminated dry cleaning wastes consisting of used filter cartridges and sludge containing perchloroethylene or mineral spirits. Whenever possible, chemicals are recycled and recovered for reuse.

Vacuum Truck Services use specialized vacuum trucks to remove residual oily water and sludge from underground oil/water separators found at many automotive repair shops as well as other residual fluids found at small industrial locations. Collected oil is re-refined or reused as a waste-derived fuel source.

The Division, through its 76% owned subsidiary 3E, provides Integrated Customer Compliance Services to its customers. Service offerings in this area include Material Safety Data Sheets ("MSDS") Fax on Demand, an electronic MSDS management program; Department of Transportation Shipping Paper Services, which provides appropriate shipping papers for hazardous waste shipments; regulatory training; spill and poison control hotlines and on-site facility assessments. Integrated Customer Compliance offers single services and bundled full service programs in accordance with customer requests. The Company has entered into negotiations to sell a portion of its interest in 3E to a third-party buyer.

The Division's Industrial Waste Collection Services consist primarily of the collection of a wide variety of liquid and solid wastes, hazardous or non-hazardous, from an industrial customer's location. Depending upon the content, the material collected by the Company may be recycled into usable solvent, processed into a waste-derived fuel for use in the cement manufacturing industry or disposed of through incineration, landfill or wastewater treatment methods.

The Division also provides Used Oil Collection and Re-Refining Services. The Company collects used lubricating oils from automobile and truck dealers, automotive garages, oil change outlets, service stations, industrial plants and other businesses. The used oil is then transferred to a re-refining plant where most of the product is re-refined into high-quality base oil, which is manufactured into a variety of finished high quality lubrication products. The Company derives revenue both from fees it charges customers to haul away used oil, oily water and glycol and from the sale of products it produces by processing the used oil. The Company may also pay for higher quality used oil where competitive or market conditions warrant. The Company's extensive branch network enables it to collect waste oil in sufficient volume to support oil re-refining operations, which produce lubricating oil that can be sold at significantly higher prices than industrial fuels. The Company operates oil re-refining plants in Breslau, Ontario and East Chicago, Indiana. The plants in Breslau and East Chicago have combined annual re-refining capacities of approximately 135 million gallons of used oil per year. Used oil collected in excess of the capacity of the Company's re-refining facilities is either processed into industrial waste-derived fuels or sold unprocessed for direct use as a waste-derived fuel in certain industrial applications.

Automotive Recovery Services includes the collection of used oil filters, gasoline filters, gasoline, brake fluid, fluorescent bulbs, and other waste materials generated in the automotive market. In addition, Automotive Recovery Services includes the sale and disposal of absorbent products in the automotive market. The majority of these products are fully recycled through internal or external processing facilities.

Additional services provided by the Branch Sales and Service Division include tolling operations (where a customer's material is recycled and the recycled product is returned to the customer). The Division provides solvent and other chemical tolling services from three of its recycling plant locations. The pharmaceutical industry is a primary customer for these services.

                             COMPETITIVE CONDITIONS

The hazardous and industrial waste management industry, in which the Company competes, is highly competitive. The sources of competition vary by locality and by type of service rendered, with competition coming from the other major waste services companies and hundreds of privately owned firms which offer waste services. The Company also competes with municipalities and larger plants, which provide "on site" waste services for their own waste materials. In addition, the Company competes with many firms engaged in the transportation, brokerage and disposal of hazardous wastes through recycling, waste-derived fuels programs, thermal treatment or landfilling. The principal methods of competition for all of the Company's services are price, quality, reliability of service rendered and technical proficiency in handling industrial and hazardous wastes properly.

In the United States, the original generators of hazardous waste remain liable under federal and state environmental laws for improper disposal of such wastes. Even if waste generators employ companies that have proper permits and licenses, knowledgeable customers are interested in the reputation and financial strength of the companies they use for management of their hazardous wastes. The Company believes that its technical proficiency and reputation are important considerations to its customers in selecting and continuing to utilize the Company's services, but that its current bankruptcy proceedings may adversely affect some of its customers' perceptions of its financial strength.

Competitors operate large-scale commercial hazardous waste incinerators at eight locations throughout North America. Other companies have applied for or received permits to construct and operate hazardous waste incinerators. Competition is also encountered from certain cement kilns, which use hazardous waste-derived fuel as a supplemental fuel source. Generator-owned thermal treatment operations and mobile thermal treatment units also compete with the Company's fixed-location facilities.

There are 14 U.S. commercial hazardous waste landfills that are not operated by the Company. Of those 14, ten are operated by Waste Management Inc., Envirosource and American Ecology and are spread throughout the United States. Significant competition exists for waste volumes generated by remedial cleanups and other project-based events.

The Branch Sales and Service Division of the Company is the market leader in the United States in its Parts Cleaner, Paint Refinishing and Dry Cleaner Services. In these services, the Company competes with local or smaller regional companies.

The Company is the market leader in North America in its Used Oil Collection and Re-Refining Services. The price at which the Company sells its re-refined lube oil is primarily dictated by a market dominated by large multinational oil companies and has been positively correlated to crude oil prices over the long-term. The selling price of re-refined lube oil is also affected by lube oil refinery capacity changes in North America, which do not necessarily bear a relationship to the movement of crude oil price changes.

                                    CUSTOMERS

The Company conducts business with approximately 400,000 customer business locations. These customers represent diverse industries, including automotive repair, dry cleaning, photo imaging, automobile manufacturing and distribution, chemical and petrochemical manufacturing, computer and micro-processor manufacturing and primary metals, paper, furniture, aerospace and pharmaceutical manufacturing. No one customer currently accounts for more than 5% of the Company's consolidated revenues. The Company's customers are located throughout the United States, Canada, Puerto Rico, Mexico and Saudi Arabia.

The hazardous and industrial waste management business is cyclical to the extent that it is dependent upon a stream of waste from cyclical industries. If those cyclical industries slow significantly, the business that the Company receives from those industries is likely to slow.

                                   SEASONALITY

Adverse winter weather moderately affects some of the Company's operations, primarily in the Chemical Services Division, particularly during the second fiscal quarter. The main reason for this effect is reduced volumes of waste being received at the Company's facilities and higher operating costs associated with operating in sub-freezing weather and high levels of snowfall. The Branch Sales and Services Division is affected by fewer business days in the Company's second fiscal quarter due to holidays.

                                   REGULATION

HAZARDOUS  AND  SOLID  WASTE  REQUIREMENTS

The Company's services involve the collection, transportation, storage, processing, recycling and disposal of commercial, institutional and industrial hazardous and nonhazardous materials. Substantially all of these materials are regulated in the United States as "solid wastes" under RCRA. In addition to being regulated as solid wastes, many of these materials are further regulated as "hazardous wastes." Accordingly, the Company is subject to federal, state and local regulations governing hazardous and solid wastes. RCRA established a national program, which classified various substances as "hazardous wastes," established requirements for storage, treatment and disposal of hazardous wastes and imposed requirements for facilities used to store, treat or dispose of such wastes. RCRA was amended in 1984 by the Hazardous and Solid Waste Amendments ("HSWA") which expanded the scope of RCRA to include businesses which generate smaller quantities of waste materials (so-called "small quantity generators"), expanded the substances classified as hazardous wastes by RCRA and prohibited direct disposal of those wastes in landfills (thereby, in effect, requiring that the wastes be recycled, treated or destroyed).

The Company also operates a network of collection, treatment and field services (remediation) activities throughout North America under TSCA. TSCA operations include decommissioning of PCB transformers and articles, detoxification of transformer oils, incineration of PCB liquids and solids, landfill disposal of PCB solids, and remediation of PCB contamination at customer sites. In 1976, TSCA established a national program, which classified various substances as PCB regulated wastes and required minimum requirements for storage, treatment and disposal of wastes. Subsequently, the rules have been modified to enhance the restrictions regarding management of TSCA wastes.

Hazardous and solid waste regulations impose requirements which must be met by facilities used to store, treat and dispose of these wastes. Operators of hazardous waste storage, disposal and treatment facilities, such as Safety-Kleen, must obtain a RCRA permit from federal or authorized state governmental authorities to operate those facilities. States may also require a solid waste permit. The Company has approximately 159 RCRA-permitted facilities.

Except as described above under "Chemical Services Division," and "Recent Developments - Financial Assurance Matters," the Company believes that each permit will be renewed at the end of its existing term. At the present time, the Company does not intend to pursue RCRA permits for facilities which do not currently have a RCRA permit and will limit the activities of those facilities to activities that are not regulated by RCRA.

The EPA has promulgated regulations that govern the management of used oils. Although used oil is not classified as a hazardous waste under federal law, certain states do regulate used oil as hazardous. The Company built and operates its used oil facilities to standards similar to those required for hazardous waste facilities.

Materials collected by the Company through its Chemical Services Division may be recycled for reuse, processed into waste-derived fuel to be burned in kilns used in the production of cement or incinerated in the Company's incinerators. Much of the waste-derived fuel is supplied to cement kilns with which the Company has exclusive supply contracts with respect to such fuel. Cement kilns are subject to regulations, which govern the burning of hazardous wastes in boilers and industrial furnaces ("Boiler and Industrial Furnace Regulations" or "BIF regulations"). Since 1980, under the authority of RCRA, the EPA has required incinerators to comply with provisions that are similar to those in the BIF regulations. The Company believes that all of the kilns with which the Company has exclusive supply contracts and all of the Company's incinerators comply in all material respects with the applicable regulation requirements. New hazardous waste combustion regulations enacted in September 1999 will replace existing boiler and industrial furnace regulations and commercial incinerator regulations (see discussion under "Clean Air Act").

CLEAN  AIR  ACT

The Clean Air Act was passed by Congress to control the emissions of pollutants to the air and requires permits to be obtained for certain sources of air toxic emissions or criteria pollutants, such as carbon monoxide. In 1990, Congress amended the Clean Air Act to require further reductions of air pollutants with specific targets for non-attainment areas in order to meet certain ambient air quality standards. These amendments also require the EPA to promulgate regulations which: (i) control emissions of 189 hazardous air pollutants; (ii) create uniform operating permits for major industrial facilities similar to RCRA operating permits; (iii) mandate the phase-out of ozone depleting chemicals and
(iv) provide for enhanced enforcement. The Company believes each of its U.S. operating facilities complies in all material respects with the applicable requirements.

The Clean Air Act required regulations, which resulted in the reduction of volatile organic compound ("VOC") emissions and emissions of nitrogen oxides ("NOx") in order to meet certain ozone attainment standards under the Act. Additional emission reductions at the Company's incineration facilities, solvent recycling centers and branches could be required as the Company completes its air permitting program under the Act.

On September 30, 1999, the EPA issued the final rules under the Clean Air Act for hazardous waste combustion facilities. These rules established new technology-based (Maximum Achievable Control Technology or "MACT") emission limits and operational controls on all new and existing incinerators, cement kilns and light-weight aggregate kilns that burn hazardous waste-derived fuel. These rules supersede the existing RCRA Subpart "O" and BIF permitting and operating regulations that have been in place since the late 1980's and early 1990's respectively. Existing facilities have until September 30, 2002, to comply with the rule requirements unless a one-year extension is obtained from the EPA.

The Company established a steering committee consisting of representatives from the Environmental Compliance, Engineering and Operations departments of the Company in late 1999 to oversee implementation of the MACT provisions. While the majority of the implementation work is being conducted at the operating facilities, the steering committee is responsible for developing the corporate strategy for achieving compliance. This includes coordination of engineering design, and installation of emission control and other process equipment, establishing compliance milestones and ensuring that they are achieved, coordination of capital budget development and spending oversight, and insuring that the facilities submit required reports and notices to regulatory officials.

During fiscal year 2000 the Company reviewed emission control alternatives at the Company's five U.S. incinerators as well as evaluated control systems and other aspects of facility operations that are impacted by the MACT rule. The Company also reviewed the other facilities regulated by MACT, e.g. cement kilns. Each incinerator currently meets one or more of the emission standards. However, additional emission abatement devices will be required at all of the Company's incinerators to ensure compliance with all of the standards.

The Company continues to evaluate control alternatives and determine what type of systems to install at each incinerator. The Company conducted equipment evaluation tests at the Bridgeport, New Jersey, Aragonite, Utah and Deer Park, Texas incinerators during the second quarter of fiscal year 2001 in order to gather information needed to make final system decisions and enable equipment to be properly sized. The tests at the Aragonite facility were designed to determine whether the incinerator could meet the dioxin and mercury emission standards using powdered activated carbon. The facility is awaiting the results of the tests. Tests were curtailed at the Bridgeport facility upon a decision to cease operations at this site. The Deer Park Facility has requested bids on new emission control equipment. Since the Deer Park, Texas Incineration Facility is operating in a Severe Ozone Non-Attainment Area, additional air pollution control equipment will have to be installed to control emissions of Nitrogen Oxides, an ozone pre-cursor.

The hearth incinerator located at the Clarence, New York facility had been exempt from regulation under RCRA but is now subject to the new Incineration MACT rules. Safety-Kleen's Engineering group is completing a full technical review to determine what will be required to achieve compliance at the facility. The Clarence facility must also obtain a Clean Air Act Title V operating permit for which it has been heretofore exempt. The Company has submitted the permit application to the EPA.

The Company anticipates that the Aragonite, Utah incinerator will be in compliance with all aspects of the MACT rule by the September 30, 2002 deadline. The Company intends to fund the costs for these improvements from the Company's available cash, operating earnings, its debtor-in-possession financing or, in subsequent periods, an anticipated new working capital borrowing facility. Modifications to the Deer Park, Texas Incineration Facility will require a one-year extension of time from the U.S. EPA and the Texas Department of Natural Resources and Conservation Commission ("TNRCC") to complete all permitting of engineering work.

TNRCC recently enacted new Clean Air Act Regulations dealing with the monitoring and control of emissions of NOx and VOCs. These new regulations are required because of a recent revision in the ozone non-attainment designation for the Houston Metropolitan Area. This area was formerly designated as a serious non-attainment area under the State Implementation Plan required by the Federal Clean Air Act Amendments. Recent air monitoring data has caused the Houston Metropolitan Area to be re-classified as a severe non-attainment area. This new designation will require the Company's Deer Park, Texas incineration facility to further reduce smoke stack emissions of Nitrogen Oxides. Nitrogen Oxide emissions contribute to the formation of ground-level ozone which can be harmful to human health and the environment. The Company intends to enter into negotiations with the TNRCC to implement necessary modifications to the Deer Park facility's air pollution control system to accommodate the incineration MACT standards and new Nitrogen Oxide Emission reduction requirements. The Company intends to request a one-year extension to the MACT compliance deadlines (September 30, 2002) to effect facility modifications to achieve compliance with the MACT and NOx emissions control regulations.

The EPA continues to develop regulations that would establish management standards for cement kiln dust ("CKD"). The Company and the kilns to which it sends waste-derived fuel have developed programs for analyzing and characterizing CKD in anticipation of these new management standards; however, at this time it is not clear what impact these CKD regulations will have on the Company.

The South Coast Air Quality Management District ("SCAQMD"), the air district for the greater Los Angeles, California area, has amended its rule setting the allowable VOC content of materials used for remote reservoir repair and maintenance cleaning. The amended rule, in effect, banned remote reservoir parts cleaning with solutions containing VOCs in excess of fifty grams per liter as of January 1, 1999, except in certain applications. Substantially all of the Company's parts cleaners placed with SCAQMD customers prior to the adoption of the amended rule utilized solvents containing VOCs in excess of fifty grams per liter. The Company offers aqueous parts cleaning systems which meet the 1999
SCAQMD requirements and has worked with its SCAQMD customers to convert their solvent parts cleaners to an alternative cleaning solvent or solution. In addition, the Company will continue to work actively with the SCAQMD to identify appropriate exemptions and develop alternatives to the 1999 VOC limits for materials used for remote reservoir parts cleaning.

On April 28, 2001, the San Joaquin Air Quality Management District promulgated regulations similar to those enacted by the SCAQMD. The Company anticipates that other air quality management districts in California will adopt similar VOC control regulations. The Company has been able to obtain certain exemptions in VOC reduction rules promulgated by the San Francisco Bay Area air quality management district which allow small businesses to continue to utilize mineral spirits parts washing equipment (otherwise known as "the one machine exemption rule"). Other geographical areas designated by the U.S. EPA as Serious or Severe Ozone Non-Attainment Areas may promulgate VOC reduction rules, similar to the California Regulatory models, causing the Company to replace mineral spirits parts washing machines with aqueous-based systems.

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

CERCLA  AND  RELATED  REQUIREMENTS

The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act ("CERCLA"), creates a fund of monies ("Superfund") which can be used by the EPA and state governments to clean up hazardous waste sites pending recovery of those costs from defined categories of "potentially responsible parties" ("PRPs"). Most EPA cleanup efforts are at sites listed or proposed for listing on the National Priorities List ("NPL"). Various states have also enacted statutes which contain provisions substantially similar to CERCLA.

Generators and transporters of hazardous substances, as well as past and present owners and operators of sites where there has been a release of hazardous substances, may be strictly, jointly and severally liable for the clean-up costs resulting from releases and threatened releases of CERCLA-regulated "hazardous substances." Under CERCLA, these responsible parties can be ordered to perform a clean-up, can be sued for costs associated with private party or public agency clean-up, or can voluntarily settle with the government concerning their liability for clean-up costs.

The Company audits facilities where it ships materials in an attempt to minimize its potential Superfund liability at these sites. For a discussion regarding the Company's current involvement as a PRP at CERCLA sites, see Part I, Item 3 (Legal Proceedings).

               ENVIRONMENTAL LIABILITIES AND CAPITAL EXPENDITURES

A portion of the Company's capital expenditures are related to compliance with environmental laws and regulations. The Company employs a strategic capital cost planning and expenditure modeling process to determine short and long-term capital spending needs for compliance with local, state, federal and provincial rules and regulations. Each year the model is revised to reflect new developments in the environmental regulatory arena (e.g. new Federal Clean Air Act Regulations affecting Hazardous Waste Incineration facilities, or facility specific compliance assurance spending needs).

In addition to these capital expenditures, the Company may incur costs in connection with closure activities at certain of its sites. When the Company discontinues using or changes the use of a hazardous waste management unit, formal closure procedures must be followed, and such procedures must be approved by federal or state environmental authorities. In some cases, costs are incurred to complete remedial clean-up work at the site. In addition, at certain of the Company's other operating sites, remedial clean-up work is required as part of the RCRA Corrective Action Program or other state and federal programs.

With respect to various operating facilities, the Company is required to provide financial assurance with respect to certain statutorily required closure and post-closure obligations. The Company provides most of the required financial assurance through a combination of performance bonds and insurance policies, as allowed by the applicable regulatory authorities. As discussed above under "Recent Developments - Financial Assurance Matters," as of May 31, 2000, and continuing through the date hereof, the Company and its affiliates no longer had or have compliant financial assurance for many of their facilities and are using their best efforts to obtain compliant financial assurances as expeditiously as possible.

                                    EMPLOYEES

As of May 1, 2001, the Company had 9,618 employees. Approximately 4.8% of the Company's employees are represented by various collective bargaining groups. Management believes that its relations with its employees are good.

                   FACTORS AFFECTING FUTURE OPERATING RESULTS

The provisions of the Private Securities Litigation Reform Act of 1995 (the "Act") provide companies with a "safe harbor" when making forward-looking statements. This "safe harbor" encourages companies to provide prospective information about their companies without fear of litigation. The Company wishes to take advantage of the "safe harbor" provisions of the Act and is including this section in its Annual Report on Form 10-K/A in order to do so. Statements that are not historical facts, including statements about management's expectations for fiscal year 2001 and beyond, are forward-looking statements and involve various risks and uncertainties. Factors that could cause the Company's actual results to differ materially from management's projections, forecasts, estimates and expectations include, but are not limited to, the following:

UNCERTAINTIES  RELATING  TO  THE  COMPANY'S  INTERNAL  CONTROLS

The new management team has identified numerous critical issues which will require resolution prior to the Company's emergence from its reorganization proceedings. In addition to these efforts, and as part of the restatement process, the Company identified material deficiencies in many of its financial systems, processes and related internal controls and commenced efforts to correct these conditions. During October 2000, Arthur Andersen LLP reported to the Audit Committee of the Board of Directors that the Company had material weaknesses in its internal controls and that these conditions would be considered in determining the nature, timing and extent of their audit tests for fiscal years 1997 through 2000.

The Company continues the process of correcting these conditions by filling key financial accounting and reporting positions in the organization, adding information technology controls and improving its financial systems and processes. The Company intends to continue to utilize substantial internal and external resources to supplement these initiatives until it is satisfied that its internal controls no longer contain material weaknesses. The Company cannot estimate, at this time, how long it will take to completely develop and establish an adequate internal control environment.

During the last twelve months, the Company contracted with outside accountants, including accountants from Arthur Andersen LLP, who provided significant hours of work to assist the Company's corporate and field accounting personnel with the analysis and financial reporting systems support necessary to prepare the Company's fiscal 1997 to 2000 consolidated financial statements and other information requirements of this Form 10-K/A. During this same period, the Company began taking steps to develop a comprehensive program that, over time, will establish a satisfactory system of internal controls and a timely and reliable financial reporting process. As part of this program, a comprehensive review has begun of the process-flow and related controls surrounding all major transaction cycles starting with the transaction's origination at both field and corporate locations. As discussed more fully in the notes to the consolidated financial statements, the Company has now identified and implemented accounting policies that conform with generally accepted accounting principles for use in its financial reporting. In addition, the program will complete the development and implementation of the required internal policies and processes regarding all major general ledger accounts and related internal controls. An evaluation of the Company's system needs, including among other things those related to its general ledger and financial reporting, is in progress.

During this period, the Company has hired a new Chief Financial Officer, a new Corporate Controller, two division senior financial officers and a senior division controller, that collectively have over 100 years of relevant experience in directing, maintaining, monitoring, controlling, and preparing the books and records and financial statements for major corporations. In addition, the Company has hired numerous other experienced accounting, financial reporting and management personnel, including among others, two senior credit and collections managers, an experienced payroll manager and several experienced corporate accounting and reporting department managers. Many of the new hires are certified public accountants and most have experience in business environments involving the record keeping and internal control requirements applicable to SEC registrants. These individuals will serve as the core financial leadership to complete the Company's program, including management and oversight of the Company's accounting and finance staffing and organization.

Significant additional hours of contract non-audit outside accounting will be required to assist the Company in its preparation of the quarterly and other financial reporting requirements for fiscal 2001. A substantial portion of this supplemental effort has begun. Accordingly, the Company will incur significant costs and effort to close its books at each interim and annual period in order to produce reliable financial statements.

UNCERTAINTIES  RELATING  TO  BANKRUPTCY  PROCEEDINGS

The Company's future results are dependent upon the Company successfully confirming and implementing a plan of reorganization. The Company has not yet submitted such a plan to the Bankruptcy Court for approval and cannot make any assurance that it will be able to obtain any such approval in a timely manner. Failure to obtain this approval in a timely manner could adversely affect the Company's operating results, as the Company's ability to obtain financing to fund its operations and its relations with its customers may be harmed by protracted bankruptcy proceedings. Furthermore, the Company cannot predict the ultimate amount of all settlement terms for the liabilities of the Company that will be subject to a plan of reorganization. Once a plan of reorganization is approved and implemented, the Company's operating results may be harmed by the possible reluctance of prospective lenders and customers to do business with a company that recently emerged from bankruptcy proceedings.

In connection with the development of plan of reorganization alternatives, the Company will evaluate any and all proposals to maximize the value of the Debtors. In connection with a recent amendment to the DIP Facility, the Company will prepare a Chemical Services marketing book and begin distribution to potential acquirers or strategic partners by August 31, 2001. No assurance can be given as to the probable outcome of such marketing effort.

EFFECT  OF  LAIDLAW'S  FINANCIAL  SITUATION  ON  THE  COMPANY

On May 18, 2000, Laidlaw announced that its Board of Directors had declared an interest payment moratorium on all advances under the Laidlaw syndicated bank facility and on all outstanding public debt of Laidlaw and Laidlaw One, Inc.
Certain debt holders included in the moratorium have commenced actions to attempt to recover amounts alleged to be owed to them and other debt holders subject to the moratorium may also commence similar actions. The Company cannot predict the impact, if any, this moratorium and any related circumstances will have on the Company's ability to collect upon Laidlaw's indemnification, guaranty and other contractual obligations to the Company, which are described in Item 13 of Part III (Certain Relationships and Related Transactions).

On June 28, 2001, Laidlaw Inc. and five of its subsidiary holding companies - Laidlaw Investments Ltd., Laidlaw International Finance Corporation, Laidlaw One, Inc., Laidlaw Transportation, Inc. and Laidlaw USA, Inc. (collectively, "Laidlaw") filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Western District of New York. On the same day, Laidlaw Inc. and Laidlaw Investments Ltd. filed cases under the Canada Companies' Creditors Arrangement Act (CCAA) in the Ontario Superior Court of Justice in Toronto, Ontario. As a result of Laidlaw's filings, claims and causes of action the Company may have against Laidlaw may be subject to compromise in Laidlaw's Chapter 11 proceedings or CCAA proceedings.

LEVERAGE

The Company is currently in default under its senior debt obligations, which are substantial. During the pendency of its bankruptcy proceedings, the Company may only obtain additional debt financing with the approval of the Bankruptcy Court, and has already obtained $100 million in such debt financing. To date there have been no cash borrowings against this Amended and Restated $100 million Debtor-In-Possession Credit Agreement among Safety-Kleen Services, Inc., The Several Lenders from Time to Time Parties thereto, Toronto Dominion (Texas), Inc., as General Administrative Agent and Underwriter and The CIT Group/Business Credit, Inc. as Collateral Agent and Underwriter Initially dated as of June 11, 2000 Amended and Restated as of July 19, 2000 (the "DIP"). Two letters of credit aggregating $19 million have been issued under the DIP. The total remaining availability under the DIP is $81 million, of which $16 million is available for letters of credit and the balance of which is available in cash. Depending on the resolution of its bankruptcy proceedings and the plan of reorganization adopted, the Company could emerge from bankruptcy highly leveraged with substantial debt service obligations. Thus the Company is particularly susceptible to adverse changes in its industry, the economy and the financial markets. In addition, the Company's ability to obtain additional debt financing may be limited by restrictive covenants under the terms of credit agreements and any other debt instruments. Those limits on financing may limit the Company's ability to service its debt obligations through additional debt financing if cash flow from operations is insufficient to service such obligations. Unless extended, the DIP Facility will mature on the earlier of January 31, 2002, or the effective date of a plan of reorganization.

ENVIRONMENTAL  REGULATION  AND  LEGAL  PROCEEDINGS

The Company's operations are subject to certain federal, state, territorial, provincial and local requirements which regulate health, safety, environment, zoning and land-use. Operating and other permits are generally required for incinerators, landfills, transfer and storage facilities, certain collection vehicles, storage tanks and other facilities owned or operated by the Company, and these permits are subject to revocation, modification and renewal. Although the Company believes that its facilities meet federal, state and local requirements in all material respects, subject to the impact of the events discussed above under "Financial Assurance Matters" and have all of the required operating and other permits, it may be necessary to expend considerable time, effort and money to keep existing or acquired facilities in compliance with applicable requirements, including new regulations, and to maintain existing permits and approvals and to obtain the permits and approvals necessary to increase their capacity. Applicable requirements are enforceable by injunctions and fines or penalties, including criminal penalties. These regulations are administered by the EPA and various other federal, state and local environmental and health and safety agencies and authorities, including the Occupational Safety and Health Administration of the United States Department of Labor and by similar agencies in Canada and Mexico.

As discussed in "Regulation - Clean Air Act," the Company's United States-based hazardous waste incinerators must be in compliance with the EPA's MACT rules, by September 30, 2002, or by September 30, 2003, should the U.S. EPA and/or state regulatory agency agree to a one-time/one-year compliance deadline extension. The Company's mineral spirits solvent-based parts washer business could be adversely affected by volatile organic hydrocarbon emission restrictions, imposed upon this segment of the Company's business, by local and/or State Air Pollution Control Agencies, in ozone non-attainment areas, e.g. certain portions of California, Houston, Texas, etc.

CERCLA imposes liability for the cost of cleanup of sites from which there is a release or threatened release of a hazardous substance into the environment on generators and transporters as well as current and former owners and operators of such sites. Given the substantial costs involved in a CERCLA cleanup and the difficulty of obtaining insurance for environmental impairment liability, such liability could have a material impact on the Company's business, financial condition and future prospects.

The Company is required to provide certain financial assurances with respect to certain statutorily required closure, post-closure and corrective action obligations related to various operating facilities. These financial assurances may take the form of insurance, guarantees, bonds, letters of credit or deposits of cash, to the extent acceptable to the United States, Canadian or other foreign, state, territorial, federal, provincial or local courts, executive offices, legislatures, governmental agencies or ministries, commissions or administrative, regulatory or self-regulatory authorities or instrumentalities ("Governmental Entities") requiring such assurances. There is no guarantee that the Company will be able to provide the required financial assurances without increased cost, or at all. In addition, the U.S. Treasury Department's May 31, 2000, removal of Frontier from the Circular 570 list of acceptable sureties has created additional uncertainties for the Company. Frontier provided surety bonds that met slightly more than 50% of the Company's requirements for financial assurance. As discussed more fully in Part I, Item 3 (Legal Proceedings), the Company has entered a consent agreement and final order with the EPA (on behalf of certain, but not all, affected states) and is required to obtain alternative financial assurance by July 31, 2001 for some facilities and September 30, 2001, for the remaining facilities. There can be no assurance that the Company will be able to obtain compliant financial assurance for its facilities for which Frontier previously provided assurance within the deadline specified by the consent agreement and final order. In the event that the Company cannot obtain such assurance, the affected facilities may be required to cease accepting waste and commence closure and post-closure measures, which would adversely affect the Company's business.

In addition to the costs of complying with environmental regulations, hazardous waste treatment companies generally are involved in legal proceedings in the ordinary course of business. Alleged failure by the Company to comply with laws and regulations may lead to the imposition of fines or the denial, revocation or delay of the renewal of permits and licenses by Governmental Entities. In addition, such Governmental Entities, as well as surrounding landowners, may claim that the Company is liable for environmental damages. Citizens groups have become increasingly active in challenging the grant or renewal of permits and licenses for hazardous waste facilities and responding to such challenges has further increased the costs associated with establishing new facilities or expanding current facilities. A significant judgment against the Company, the loss of a significant permit or license or the imposition of a significant fine could have a material adverse effect on the Company's business and future prospects. The Company is currently a party to various legal proceedings, as well as environmental proceedings, which have arisen in the ordinary course of its business.

COMPETITIVE  ENVIRONMENT

The Company operates in highly competitive environments with substantial capacity in some of the markets it serves. In addition, the hazardous waste industry is changing as a result of rapid consolidation. The future success of the Company will be affected by such changes, the nature of which cannot be forecast with certainty. There can be no assurance that such developments will not create additional competitive pressures on the Company's business.

INTERNATIONAL  OPERATIONS

The Company has business operations in the United States, Canada, Puerto Rico, Mexico and Saudi Arabia. Certain risks are inherent in international operations, including the risks of differing regulation, currency fluctuations and differing tax treatment. The Company is subject to United States, Canadian, Puerto Rican and Mexican based environmental and other regulations. Also, the relative value of the United States Dollar, the Canadian Dollar and the Mexican Peso could change. The impact of future exchange rate fluctuations on the results of operations cannot be accurately predicted. The Company is subject to United States, Canadian, Mexican and Puerto Rican tax laws and regulations. The application of United States, Canadian, Puerto Rican and Mexican tax laws and regulations to Company and to intercompany relationships is subject to audit and review by independent national tax authorities. In addition, business practices or laws in Canada, Puerto Rico and/or Mexico may impose costs, restrictions or requirements on such activities that differ in significant respects from the United States business environment.

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

DIVIDENDS

The Company has not paid cash dividends during the past four fiscal years and does not presently anticipate paying any cash dividends in the future. The Company's existing credit facility, which has been approved by the Bankruptcy Court, precludes the payment of cash dividends.

DISPOSAL  AND  OTHER  SUPPLY  ARRANGEMENTS

The Company has a contract, which expires in 2005 with three cement kiln facilities. The contract provides the Company with an outlet for a significant portion of its hazardous waste-derived fuel and provides the other party with a fuel source to operate its cement kiln facilities.

The Company owns an interest in The ArmaKleen Company, a joint venture with Church and Dwight. ArmaKleen is the sole source for certain cleaning chemistry used primarily in the Company's Parts Cleaner Service business and also sold directly to customers as an industrial cleaner.

The Company purchases certain of its oil additive supplies from a relatively few providers. The supplies are used in the Company's re-refining operations in the formulation of its various lubrication products.

While the Company believes it has satisfactory relationships with each of these vendors, a loss of any of these relationships could have a material adverse effect on the future results of operations.

ITEM  2.  PROPERTIES

The following descriptions are as of August 31, 2000, except as noted. The Company owns or leases property in 45 states, seven Canadian provinces, Puerto Rico, Mexico and Saudi Arabia. The Company's properties which are utilized are sufficient and suitable to the Company's needs.

CHEMICAL  SERVICES

The Company owns ten hazardous and non-hazardous waste commercial landfills in the United States and Canada. Nine of these facilities are currently accepting waste. The Company also owns and operates a non-commercial landfill, which only accepts waste from an on-site incinerator.

The Company owns and operates in the U.S., four solid and liquid-capable incineration facilities with a combined annual capacity of over 250,000 tons, one lower volume specialty incineration facility and one RCRA subpart X facility permitted to burn explosives. The Company also operates two hazardous waste liquid injection incinerators in Canada. In fiscal 2001, the Company initiated closure activities at its Coffeyville, Kansas and the Bridgeport, New Jersey facilities.

The Company owns four and leases one wastewater treatment facilities in the United States and Canada with a combined annual treatment capacity of more than 334 million gallons. The Company has initiated closure of its Hilliard, Ohio wastewater treatment facility and began winding down daily treatment operations on February 1, 2001.

The Company owns 13 and leases five service centers across the United States and Canada. These locations accumulate shipments of waste. As truckload quantities are collected, they are transported from these locations to the treatment, disposal or recycling plants.

The Company owns four and leases two locations that operate waste transfer stations and transportation centers in the United States and Canada. In fiscal 2001, the Company sold one of these transportation centers and closed another.

The Company provides waste management consulting services for governmental entities from approximately 15 office locations in the United States, Canada, Puerto Rico, and Saudi Arabia, of which 14 are leased.

The Company provides other consulting services from two owned and four leased office locations across the United States.

The Company has 12 additional locations for treatment and disposal services in the United States and Canada, of which approximately half are leased. These operations include battery disposal, PCB disposal, deep well injection and drum processing.

The Company operates approximately 30 satellite locations across the United States and Canada, of which approximately half are owned. These satellite locations support one or more of its landfills, incinerators, wastewater treatment, service centers, consulting, administrative, or other treatment and disposal facilities. These facilities range in size from 1,000 to 34,000 square feet.

The Company owns or leases approximately 15 properties, which are closed or vacant. Most of these properties were previously used by the Company and require environmental remediation. Some of these properties may either be sold or used in future operations.

BRANCH  SALES  AND  SERVICE

The Company operates 12 accumulation centers in the United States and Canada. Of these, three are leased.

The Company owns three and leases four distribution centers in the United States and Canada, averaging approximately 45,000 square feet each.

The Company owns two waste-derived fuel-blending facilities, both located on leased land, and has an exclusive supply arrangement for its waste-derived fuel with a third facility. These three facilities have combined storage capacity of approximately 2.2 million gallons.

The Company owns two oil re-refining plants with a combined annual re-refining capacity of approximately 135 million gallons. These plants are located in Breslau, Ontario and East Chicago, Indiana.

The Company owns 13 and leases ten properties which provide oil recovery and collection services in the United States and Canada.

The Company owns eight solvent recycling plants in the United States, and Puerto Rico. The Company also owns a fuels blending recycle center in Kentucky and leases one in Quebec, Canada. In total, these ten plants have an annual recycling capacity of 60 million gallons of parts cleaner solvents and 32 million gallons of halogenated, fluorinated and flammable solvents. The total storage capacity of these plants is approximately 9.2 million gallons of bulk storage and 2.2 million gallons in drums.

The  Company  owns  a  29,500  square  foot  warehouse  in  Elgin,  Illinois.

The Company owns a 72,500 square foot technical center located in Elk Grove Village, Illinois.

The Company owns a 106,000 square foot plant in New Berlin, Wisconsin where parts cleaner machines are assembled and buffing pads are manufactured.

The Company owns or leases approximately 42 additional locations, which provide specialty services, such as silver recovery, imaging, tank farm, and maintenance, administrative offices, satellite locations, and other miscellaneous functions.

The Branch Sales and Service Division's sales and service representatives operate out of approximately 180 branch locations. Of these, approximately half are leased. 12 of the Company's branches share locations with accumulation centers, while the vast majority of the remaining branches each have separate locations. A typical branch is approximately 8,000 square feet.

The Company owns a 269,000 usable square foot administrative office building located in Elgin, Illinois. The building was the former corporate headquarters of Safety-Kleen Systems, Inc., a subsidiary of the Company. The Company intends to sell this property.

The Company owns approximately 19 and leases 32 additional facilities, which are closed or vacant. Most of these locations were branch facilities, and the Company is conducting environment remediation activities. Some of these properties may either be sold or used in future operations.

OTHER

The Company leases a combined 122,000 square feet of office space in three locations in Columbia, South Carolina for its corporate headquarters.

ITEM  3.  LEGAL  PROCEEDINGS

CHAPTER  11  FILING

Safety-Kleen Corp. and 73 of its wholly owned domestic subsidiaries (collectively, the "Debtors") each filed a voluntary petition for reorganization under the Bankruptcy Code on June 9, 2000. The petitions were filed in the United States Bankruptcy Court for the District of Delaware Case No. 00-2303
(PJW). Management of the Company continues to operate the business of the Debtors as a debtor-in-possession under Sections 1107 and 1108 of the Bankruptcy Code as described in Item 1 of Part I. In this proceeding, the Debtors intend to propose and seek confirmation of a plan or plans of reorganization. Unless lifted by the order of the Bankruptcy Court, pursuant to the automatic stay provision of Section 362 of the Bankruptcy Code, all pending pre-petition litigation against the Debtors is currently stayed.

Laidlaw Inc., a Canadian corporation, owns 43.5 % of the outstanding common stock of the Company and has various other arrangements and relationships with the Company and its affiliates. On November 7, 2000, Laidlaw Inc., on behalf of itself and its direct and indirect subsidiaries, filed a proof of claim in the unliquidated amount of not less than $6.5 billion against the Debtors in the Chapter 11 cases. The Laidlaw Inc. claims against the Debtors fall into the following general categories: 1) claims for indemnification; 2) contribution and reimbursement in connection with certain litigation matters; 3) claims against the Company and its affiliates for fraudulent misrepresentation, fraud, securities law violations, and related causes of action; 4) insurance claims; 5) guaranty claims; 6) environmental contribution claims; 7) tax reimbursement claims; and 8) additional miscellaneous claims. On April 19, 2001, the Debtors filed with the Bankruptcy Court an objection to the proof of claim filed by Laidlaw Inc.

As of May 18, 2001, proofs of claim in the approximate amount of $174 billion have been filed against the Debtors by among others, secured creditors, unsecured creditors and security holders. The Company believes that the amount of these claims that are in excess of the $2.5 billion in accrued liabilities recorded in the Consolidated Financial Statements as of August 31, 2000 as "Liabilities subject to compromise" are duplicative or without merit and will not have a material effect on the Consolidated Financial Statements. The Company is in the process of reviewing the proofs of claim, and once this process is complete, will file appropriate objections to the claims in the Bankruptcy Court.

ACTION  TO  AVOID  AND  RECOVER  TRANSFERS  TO  LAIDLAW  INC.

On April 19, 2001, the Company filed an action against Laidlaw Inc. and its affiliates, Laidlaw Transportation, Inc. and Laidlaw International Finance Corporation (collectively the "Defendants"), in the United States Bankruptcy Court for the District of Delaware, Adv. Pro. No. 01-01086 (PJW). This action seeks to recover a transfer of over $200 million in August 1999 (the "Transfer") made to or for the benefit of the Defendants, holders of 43.5% of the Company's common stock. The Company asserts that the Transfer is recoverable either as a preference payment to the extent the Transfer retired pre-existing debt, or as a fraudulent transfer to the extent the Transfer redeemed equity or was made with intent to hinder, delay or defraud creditors. In the action, the Company seeks to recover the Transfer, plus interest and costs occurring from the first date of demand, from the Defendants.

See  also  the  "Laidlaw  Inc. Relationships" discussion in Item 13 of Part III.

MATTERS  RELATED  TO  INVESTIGATION  OF  FINANCIAL  RESULTS

As previously reported on March 6, 2000, the Company announced that it had initiated an internal investigation of its previously reported financial results and certain of its accounting policies and practices following receipt by the Company's Board of Directors of information alleging possible accounting irregularities that may have affected the previously reported financial results of the Company since fiscal year 1998. The internal investigation was subsequently expanded to include fiscal years 1998 and 1997. The Board appointed a special committee, consisting of four directors who were then independent outside directors of the Company, to conduct the Special Committee (Investigation). The Special Committee (Investigation) was later expanded to five directors, with the addition of one additional independent outside director. The Special Committee (Investigation) engaged the law firm Shaw Pittman, and Shaw Pittman engaged the accounting firm Arthur Andersen LLP, to assist with the comprehensive investigation of these matters. The Board placed Kenneth W. Winger, the Company's President and Chief Executive Officer and a director, Michael J. Bragagnolo, Executive Vice President and Chief Operating Officer, and Paul R. Humphreys, Senior Vice President of Finance and Chief
Financial Officer, on administrative leave on March 5, 2000. The Company accepted the resignations of Messrs. Winger, Bragagnolo, and Humphreys, as officers, in mid-May 2000 and of Mr. Winger, as a director, on June 9, 2000, and subsequently terminated the employment of these individuals in July 2000. The Special Committee (Investigation) is continuing its investigation.

Beginning March 7, 2000, various Company shareholders filed actions in the United States District Court for the District of South Carolina, Columbia Division (the "South Carolina District Court"), on behalf of various alleged classes of Company shareholders (the "Shareholder Class Actions"), asserting federal securities fraud claims against the Company, Messrs. Winger, Humphreys and Bragagnolo (who are referred to herein collectively as the "Individual Defendants") and in two cases James R. Bullock, former Chairman of the Board of the Company. In August 2000, all of the Shareholder Class Actions were consolidated into two actions that are discussed in detail below. Due to the fact that the Company filed a Chapter 11 bankruptcy petition under the Bankruptcy Code on June 9, 2000, all litigation against the Company is subject to an automatic stay.

On August 3, 2000, the South Carolina District Court approved an Order consolidating 19 of the Shareholder Class Actions and any other actions alleging claims on behalf of investors who acquired shares of the Company's common stock in the time period November 13, 1997, through March 6, 2000, into one action, In Re Safety-Kleen Corp. Securities Litigation, Civil Action No. 3:00-CV-736-17 (the "Securities Consolidated Action"). Each of the Shareholder Class Actions consolidated into the Securities Consolidated Action was dismissed without prejudice. A Consolidated Amended Complaint was filed in the South Carolina District Court on September 18, 2000. The Securities Consolidated Action is brought on behalf of all persons, except defendants, who (i) purchased the common stock of Laidlaw Environmental Services, Inc. ("LESI") between July 9, 1997, and July 1, 1998, (ii) purchased the common stock of Safety-Kleen Corp. between July 1, 1998, and March 6, 2000, or (iii) exchanged shares of Safety-Kleen Corp. common stock for shares of the common stock of LESI in the merger of LESI and Safety-Kleen Corp. In addition to naming the Individual Defendants and Mr. Bullock, the Amended Complaint also named John R. Grainger, Leslie W. Haworth, John W. Rollins, Jr., David E. Thomas, Jr., Henry B. Tippie, James L. Wareham, Grover C. Wrenn and Henry H. Taylor, (all of whom are present or former officers or members of the Board of Directors of the Company and/or Laidlaw Inc.), PricewaterhouseCoopers LLP and Laidlaw Inc. as defendants to the Securities Consolidated Action. By Order dated May 10, 2001, Henry H. Taylor was Dismissed Without Prejudice as a defendant. The Consolidated Amended Complaint alleges that the defendants disseminated materially false and misleading information and failed to disclose material facts with respect to the Company's financial condition and business prospects, thereby causing the market price of Company securities to be artificially inflated during the relevant class periods and that the class members acquired Company securities during the class periods at artificially inflated prices and were damaged thereby. The Consolidated Amended Complaint asserts various violations of federal securities laws including violations of Sections 10(b), 14(a) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and Sections 11,
12(a)(2) and 15 of the Securities Act of 1933. The Securities Consolidated Action seeks to recover damages in an unspecified amount that the class members allegedly sustained by purchasing shares of the Company's common stock at artificially inflated prices, as well as related relief. On January 8, 2001, the South Carolina District Court issued an Order amending the caption of the Securities Consolidated Action to In Re Safety-Kleen Corporation Stockholders Litigation.

On August 11, 2000, the South Carolina District Court approved an Order consolidating the remaining two Shareholder Class Actions involving shareholders who were former shareholders of Rollins Environmental Services, Inc. ("Rollins") into one action, In Re Safety-Kleen Corp. Security Litigation, Civil Action No. 3:00 1343-17 (the "Rollins Consolidated Action"). The two Shareholder Class Actions consolidated into the Rollins Consolidated Action were dismissed without prejudice. On October 2, 2000, a Consolidated Amended Class Action Complaint for Violations of Federal Securities Laws in the Security Consolidated Action was filed in South Carolina District Court. The Rollins Consolidated Action is brought on behalf of all persons, except defendants, their affiliates and certain related parties, who were former shareholders of Rollins and who received or should have received the Proxy Statement (the "Proxy Statement") issued to shareholders of Rollins to notify them of the special meeting that had been convened to vote on the reverse acquisition of Laidlaw Chem-Waste, Inc. by Rollins to form LESI. The Consolidated Amended Complaint named the Individual Defendants, Mr. Bullock, the Estate of John W. Rollins, Sr., John W. Rollins, Jr. and Laidlaw Inc. as defendants in the Rollins Consolidated Action. The Consolidated Amended Complaint principally alleges that the defendants disseminated materially false and misleading information and failed to disclose material facts with respect to the Company's financial condition and business prospects in connection with the Proxy Statement and, as a result, the class members were denied an opportunity to make an informed voting decision at the special meeting for approval of the reverse acquisition. The Rollins Consolidated Action asserts various violations of federal securities laws including violations of Sections 14(a) and 20 of the Securities Exchange Act of 1934 and Rule 14a-9 promulgated thereunder. The Rollins Consolidated Action seeks to recover damages in an unspecified amount that the class members allegedly sustained as a result of the reverse acquisition and the voting in connection therewith, as well as related relief. On January 8, 2001, the South Carolina District Court issued an Order amending the caption of the Rollins Consolidated Action to In Re Safety-Kleen Rollins Shareholders Litigation. In a hearing held on May 21, 2001 regarding the Motion to Dismiss the Consolidated Amended Complaint by Defendants John W. Rollins, Jr. and the Estate of John W. Rollins, Sr., the court indicated that it would dismiss John W. Rollins, Jr. and the Estate of John W. Rollins, Sr. as defendants in the Rollins Consolidated Action. Counsel to Mr. Rollins and the Estate of Mr. Rollins will submit an order to the court to confirm such ruling.

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

On April 13, 2000, a class action captioned Muzinich & Co., Inc., individually and on behalf of all others similarly situated, v. Safety-Kleen Corp., Kenneth
W. Winger, Michael J. Bragagnolo, Paul R. Humphreys, Laidlaw Inc. and PricewaterhouseCoopers, LLP, Civil Action No. 3:00-1145-17 (the "Muzinich Class Action"), was filed in the South Carolina District Court. An Amended Class Action Complaint for violations of the federal securities laws was filed on August 25, 2000 pursuant to an August 3, 2000 Order of the South Carolina District Court Judge. The Company was not named as a defendant in the amended complaint. The Muzinich Class Action was filed on behalf of a class comprising all persons who purchased 9.25% Senior Subordinated Notes due 2008 of the Company during the period from October 23, 1998, through June 9, 2000.

On July 18, 2000, a class action captioned American High-Income Trust and State Street Research Income Trust suing on behalf of themselves and all others similarly situated v. Kenneth W. Winger, Laidlaw Inc., PricewaterhouseCoopers, LLP, TD Securities (USA) Inc., NationsBanc Montgomery Securities, Raymond James & Associates, Inc., Arthur Andersen LLP, James R. Bullock, Paul R. Humphreys, John W. Rollins, Sr., John W. Rollins, Jr., Leslie W. Haworth, Robert W. Luba, David E. Thomas, Jr., Henry B. Tippie, James L. Wareham, Grover C. Wrenn, Michael J. Bragagnolo and Henry H. Taylor, Civil Action No. 00-661 (the "American High-Income Trust Class Action"), was filed in the United States District Court for the District of Delaware. The American High-Income Trust Class Action was filed on behalf of all investors who purchased or acquired certain bonds issued by the Company in initial offerings or on the secondary market from April 17, 1998, through March 6, 2000. On December 1, 2000, the Judicial Panel on Multidistrict Litigation transferred the American High-Income Trust Class Action to the South Carolina District Court for coordinated or consolidated pretrial proceedings with the actions already pending in the South Carolina District Court. On January 8, 2001, the South Carolina District Court approved an Order consolidating the American High-Income Trust Class Action and the Muzinich Class Action into one action, In Re Safety-Kleen Corp. Bondholders Litigation, Consolidated Case No. 3-00-1145 17 (the "Bondholders Consolidated Action"). A Consolidated Class Action Complaint was filed in the South Carolina District Court on January 23, 2001. Arthur Andersen LLP and Henry H. Taylor were not named as defendants in the Consolidated Class Action Complaint. The Bondholders Consolidated Action is brought on behalf of all persons who purchased or acquired certain bonds issued by the Company, or its predecessor LESI, in initial offerings or on the secondary market from April 17, 1998, through March 9, 2000. The Bondholders Consolidated Action alleges that the Company disseminated materially false and misleading financial statements and that the class members purchased the bonds in reliance upon such financial statements. The Bondholders Consolidated Action asserts, among other things, various violations of federal securities laws including violations of Sections 11(a), 12(a)(2) and 15 of the Securities Act of 1933, Sections 10(b), 18 and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated under the Securities Exchange Act of 1934. The Bondholders Consolidated Action seeks to recover damages in an unspecified amount that the class members allegedly sustained, as well as related relief.

In addition, two class actions have been filed against Laidlaw Inc. and certain of its directors on behalf of purchasers of shares of the common stock of Laidlaw Inc. and purchasers of bonds of Laidlaw Inc. during the period October 15, 1997, through and including March 13, 2000. The shareholder class action captioned Meltzer v. John R. Grainger, James R. Bullock, Leslie W. Haworth and Laidlaw Inc., Civil Action No. 3:00-CV-2518-17, was filed with the South Carolina District Court on August 14, 2000. The bondholder class action captioned David I. L. Sunstein v. John R. Grainger, James R. Bullock, Leslie W. Haworth and Laidlaw Inc., Civil Action No. 3:00-CV-855, was filed with the South Carolina District Court on March 17, 2000. The plaintiffs in both actions allege, among other things, that the defendants made false and misleading statements and violated certain federal securities laws. The plaintiffs in both actions seek to recover damages in an unspecified amount that the applicable class members allegedly sustained, as well as related relief. Messrs. Grainger, Bullock and Haworth have demanded to be indemnified by the Company in these actions.

On  September  23,  2000,  a  class action captioned John Hancock Life Insurance
Company,  New  York  Life  Insurance  Company,  Aid  Association  For Lutherans,
American General Annuity Insurance Company and The Variable Annuity Life Insurance Company, On Behalf of Themselves and All Others Similarly Situated, v. John R. Grainger, James R. Bullock, Ivan R. Cairns, Leslie W. Haworth, Peter N.T. Widdrington, Wayne R. Bishop, William P. Cooper, Jack P. Edwards, William
A. Farlinger, Donald M. Green, Martha O. Hesse, Gordon R. Ritchie, Stella M. Thompson, Laidlaw Inc., PricewaterhouseCoopers, LLP, Goldman, Sachs & Co., Bear, Stearns & Co., Inc., Salomon Smith Barney, Merrill Lynch & Co., Robertson Stephens & Co., Banc One Corp., CIBC Oppenheimer, Banc of America Securities, LLC and TD Securities (USA), Inc., Civil Action No. 7233, was filed in the United States District Court for the Southern District of New York on behalf of all persons, except the defendants and certain related parties, who purchased the bonds of Laidlaw Inc. during the period September 24, 1997 through and including May 12, 2000. The plaintiffs allege, among other things, that the defendants made false and misleading statements and violated certain federal securities laws. The plaintiffs seek to recover damages in an unspecified amount that the applicable class members allegedly sustained, as well as related relief. Mr. Grainger and Mr. Haworth have demanded to be indemnified by the Company in this action.

On December 12, 2000, a class action captioned Westdeutsche Landesbank Girozentrale, New York Branch, On Behalf Of Itself And All Others Similarly Situated, v. John R. Grainger, James R. Bullock, Ivan R. Cairns, Leslie W. Haworth, Peter N.T. Widdrington, Wayne R. Bishop, William P. Cooper, Jack P.
Edwards, William A. Farlinger, Donald M. Green, Martha O. Hesse, Gordon R. Ritchie, Stella M. Thompson, Laidlaw Inc., PricewaterhouseCoopers LLP, Goldman, Sachs & Co., Merrill Lynch & Co., Banc One Corp., CIBC Oppenheimer, Banc Of America Securities, LLC and TD Securities (USA), Inc., Civil Action No. 9486, was filed in the United States District Court for the Southern District of New York on behalf of all persons, except the defendants and certain related parties, who purchased call options or sold put options or other similar securities exercisable for the bonds of Laidlaw Inc. during the period September 24, 1997, through and including May 12, 2000. The plaintiffs allege, among other things, that the defendants made false and misleading statements and violated certain federal securities laws. The plaintiffs seek to recover damages in an unspecified amount that the applicable class members allegedly sustained as well as related relief. Mr. Grainger has demanded to be indemnified by the Company in this action.

Shortly after the Company's March 6, 2000, announcement, Company representatives met with officials of the Securities and Exchange Commission (the "Commission") and advised the Commission of the alleged accounting irregularities and the Company's internal investigation with respect to the allegations. On March 10, 2000, the Company was advised that the Commission had initiated a formal investigation of the Company. Also on March 10, 2000, the Commission issued a subpoena to the Company requiring the production of certain financial and corporate documents relating to the preparation of Company financial statements, reports and audits for fiscal years 1998, 1999 and portions of fiscal years 1997 and 2000 and for various other documents pertaining to and ancillary to the alleged accounting irregularities. On May 24, 2000, the Commission issued a second subpoena to the Company requiring additional documents relating to the preparation of Company financial statements, reports and audits for fiscal years 1998, 1999 and portions of fiscal years 1997 and 2000. The Company has responded to the subpoenas.

On or about March 22, 2000, Safety-Kleen Corp. was served with a subpoena issued by a Grand Jury sitting in the United States District Court for the Southern District of New York seeking production of the same documents described in the Commission's original subpoena. The Company has responded to the subpoena.

The  Company  is  cooperating  with  each  of  the  investigations.

FINANCIAL  ASSURANCE  ISSUES

Under RCRA, TSCA, and analogous state statutes, owners and operators of certain waste management facilities are subject to financial assurance requirements to ensure performance of their closure, post-closure and corrective action obligations. Safety-Kleen and certain of its subsidiaries as owners and operators of RCRA and TSCA waste management facilities are subject to these financial assurance requirements. Applicable regulations allow owners and operators to provide financial assurance through a surety bond from an approved surety. Under federal regulations and in virtually all states, to qualify as an approved surety for the purposes of providing this type of financial assurance, a surety company must be listed on Circular 570, which is maintained and distributed publicly by the United States Department of the Treasury. In compliance with the law, Safety-Kleen and its subsidiaries procured surety bonds issued by Frontier as financial assurance at numerous locations. Of the total amount of financial assurance required of Safety-Kleen and its affiliates under the environmental statutes, which approximated $500 million as of May 31, 2000, slightly more than 50 percent of such requirements were satisfied through assurances provided by Frontier in the form of surety bonds.

On June 6, 2000, the U.S. Treasury issued notification that Frontier no longer qualified as an acceptable surety on Federal bonds and had been removed from Circular 570 on May 31, 2000. Accordingly, effective May 31, 2000, Safety-Kleen and its affiliates no longer had compliant financial assurance for many of their facilities. Under applicable regulations, Safety-Kleen and its affected subsidiaries were required to obtain compliant financial assurance within sixty days, and in some states, more quickly. Although the surety bonds issued by Frontier are no longer qualified as acceptable federal bonds, they remain in place and effective until replaced and the Company continues to pay the premiums on the bonds.

Immediately following the June 6, 2000, announcement that Frontier no longer qualified as an approved surety, the Company notified the EPA of its lack of certified financial statements for fiscal years 1999, 1998 and 1997 and the difficulties that certain alleged accounting irregularities would cause the Company in attempting to obtain compliant financial assurance for its facilities previously covered by the Frontier bonds. The Company and the EPA also contacted states in which the non-compliant facilities were located and apprised such states of these facts.

The Company and the EPA, acting on behalf of many, but not all affected states, then engaged in negotiations resulting in the entry of a CAFO, which the Bankruptcy Court approved on October 17, 2000. The main component of the CAFO is a compliance schedule for Safety-Kleen and its affected subsidiaries to obtain compliant financial assurance for the facilities covered by the Frontier bonds. The CAFO also imposes a penalty on Safety-Kleen Services, Inc. which, as delays have ensued in the replacement of Frontier, and additional states have joined the CAFO (see discussion below), has grown to approximately $410,000. Under the agreement, Safety-Kleen and its affected subsidiaries were required to obtain compliant financial assurance as expeditiously as possible, but no later than December 15, 2000. The EPA reserved discretion to extend the deadline to February 28, 2001, and did so. The Company thereafter obtained a further extension through April 30, 2001. Since that date, the Company has obtained further extensions from the EPA, which the Bankruptcy Court approved on May 16, 2001, as follows: until July 31, 2001 for certain sites and until September 30, 2001 for other sites where Frontier provides financial assurance coverage. Most states that have retained primary jurisdiction on this issue (see discussion below) have indicated that they will accept these same deadlines. However, the Company has not concluded agreements with all such states, and at least one state, Texas, has taken certain enforcement actions described below. If the Company cannot obtain financing for the collateral necessary for obtaining replacement financial assurance by July 31, 2001, for the designated facilities, it has agreed with the EPA to seek Bankruptcy Court approval to use cash collateral (or other acceptable alternatives) for this purpose. The Company may seek further extensions of time from the EPA and the states, but the CAFO does not obligate the EPA and the states to grant such further extensions. Although the Company has obtained a proposal for the replacement of the Frontier coverage, there can be no assurance that the Company will be able to replace Frontier on a schedule acceptable to the EPA and the states.

If the Company's affected facilities are unable to secure compliant financial assurance by the applicable deadline, the CAFO requires Safety-Kleen and its affected facilities to cease accepting waste and to initiate closure and post-closure measures in accordance with their permits and applicable federal and state requirements. Under the CAFO, the EPA reserves the right, in consultation with an affected state, to determine in its discretion and in accordance with applicable law, to modify these requirements. The Company's lenders and the unsecured creditors committee retain the right to oppose through the Bankruptcy Court any efforts by the EPA to require the Company to initiate any such closure and post-closure measures.

Under the CAFO, until such time as the affected facilities have obtained compliant financial assurance, Safety-Kleen and its affected facilities must not seek to withdraw an existing irrevocable letter of credit, which is subject to compromise (see Note 11 in the notes to consolidated financial statements) in the amount of $28.5 million from Toronto Dominion Bank for the benefit of Frontier and shall take all steps necessary to keep current the existing Frontier surety bonds.

Pursuant to the terms of the CAFO, Safety-Kleen and its affected subsidiaries have agreed to a schedule by which the EPA and Participating States (as defined below) may monitor the Company's efforts to obtain compliant financial assurance. (A "Participating State" is a state with authority to enforce financial assurance requirements, but which referred that authority to the EPA for purposes of the CAFO.) This schedule includes required periodic reports to the EPA and Participating States. The schedule also requires the Company to provide audited restated financial statements for fiscal years 1997-1999 and the audited statements for fiscal year 2000 by certain deadlines, which the Company did not meet. Accordingly, the EPA may impose additional penalties on the Company. In addition, Safety-Kleen or certain of its subsidiaries will be required to pay additional penalty amounts to some states that enter similar, but separate, agreements with Safety-Kleen and its appropriate subsidiaries concerning the replacement of Frontier. The CAFO also requires Safety-Kleen and its affected subsidiaries to retain an independent environmental auditor to conduct an environmental management systems analysis and to conduct environmental audits at certain facilities.

In the CAFO, Safety-Kleen and certain of its subsidiaries waived certain arguments they otherwise could have asserted under the Bankruptcy Code with respect to their financial assurance and certain other obligations under environmental laws. The Company's lenders and the unsecured creditors committee have reserved their right to assert certain of such arguments.

The Company and the EPA contacted states in which affected company facilities were located and apprised these states of the terms of the CAFO. As noted, several of these states referred the affected facilities non-compliance to the EPA for enforcement and joined in the CAFO. Certain other states (referred to in the CAFO as the "Parallel Action States") have entered parallel agreements with Safety-Kleen and appropriate subsidiaries. Other states have entered or have indicated an interest to enter agreements with affected facilities with terms similar to the CAFO. If Safety-Kleen and/or its subsidiaries or affiliates were unable to conclude such an agreement in a particular state and were thus required to close facilities in such state, the impact on the Company could be material, depending upon the particular facility involved.

The State of South Carolina has indicated that it will not be a Participating State or a Parallel Action State for facilities owned or operated by Safety-Kleen (Pinewood), Inc. (see discussion below).

The State of Texas had set May 31, 2001 as the deadline for replacement of Frontier coverage in that state. Safety-Kleen and its subsidiaries did not meet that deadline. On June 1, 2001, the State of Texas notified Safety-Kleen and its affected subsidiaries that it intends to (i) seek substantial penalties for the failure to have compliant financial assurance; (ii) deny certain pending permit renewal and modification applications; and (iii) revoke the registration of some of the used oil facilities that Safety-Kleen and its subsidiaries operate in Texas. With one exception, Safety-Kleen and its subsidiaries will have the opportunity to assert defenses to these actions in various administrative and judicial proceedings. In the case of the exception, a permit modification, the application can be refiled once compliant financial assurance is procured. Safety-Kleen and its subsidiaries expect to obtain compliant financial assurance at most or all of their affected Texas facilities before the administrative and/or judicial proceedings conclude.

On June 20, 2001, Safety-Kleen and its affected subsidiaries filed a motion in Bankruptcy Court seeking approval of a transaction pursuant to which it will replace Frontier at more than 100 facilities.

As noted, Frontier does not provide all the coverage required by Safety-Kleen and its subsidiaries for closure, post-closure and corrective action activities. Reliance has provided a significant proportion of such coverages. The Company has received expressions of concern from various states about the quality of this coverage and some states have indicated that they do not consider Reliance policies to satisfy requirements of state law. Recent press reports indicate that the Pennsylvania Insurance Department has placed Reliance under an order of rehabilitation. According to these reports, this order provides that department with authority to operate Reliance and assess its viability. That department must determine whether to proceed with rehabilitation of Reliance or to liquidate it. Press reports also indicate that Reliance Group Holdings Inc., with which Reliance apparently is affiliated, has filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. Prior to these developments, on December 15, 2000, the Company received Bankruptcy Court approval to replace approximately $150 million of RCRA financial assurance coverage underwritten by Reliance with new policies issued by Indian Harbor Insurance Company, an A.M. Best A+ rated underwriter. The effective date for this new financial assurance is October 15, 2000, and is still subject to state acceptance of the substitution, which the Company expects to receive.

GENERAL

The Company's hazardous and industrial waste services are continuously regulated by federal, state, provincial and local laws enacted to regulate the discharge of materials into the environment or primarily for the purpose of protecting the environment. This inherent regulation of the Company necessarily results in its frequently becoming a party to judicial or administrative proceedings involving all levels of governmental authorities and other interested parties. The issues that are involved generally relate to applications for permits and licenses by the Company and their conformity with legal requirements and alleged violations of existing permits and licenses. At May 18, 2001, subsidiaries of the Company were involved in eleven proceedings in which a governmental authority is a party relating primarily to activities at waste treatment, storage and disposal facilities where the Company believes sanctions involved in each instance may exceed $100,000.

In the United States, CERCLA imposes financial liability on persons who are responsible for the release of hazardous substances into the environment. Present and past owners and operators of sites which release hazardous substances, as well as generators, disposal arrangers and transporters of the waste material, may be strictly, jointly and severally liable for remediation costs and natural resources damage. At August 31, 2000, the Company had identified 57 active federal or state-run CERCLA sites where the Company is a potentially responsible party. The Company periodically reviews its status with respect to each location and the extent of its alleged contribution to the volume of waste at the location, the available evidence connecting the Company to that location, and the financial soundness of other potentially responsible parties at the location.

PRODUCTS  LIABILITY  CASES

From time to time, the Company is named as a defendant in various lawsuits arising in the ordinary course of business, including proceedings wherein persons claim personal injury resulting from the use of the Company's parts cleaner equipment and/or cleaning products. A number of such legal proceedings are currently pending in various courts and jurisdictions throughout the United States. These proceedings typically involve allegations that the solvent used in the Company's parts cleaner equipment contains contaminants and/or that the Company's recycling process does not effectively remove the contaminants that become entrained in the solvent during its use. In addition, certain claimants assert that the Company failed to adequately warn the product user of potential risks. In the aggregate, the plaintiffs' claims are in excess of $150 million. The Company maintains insurance which it believes will provide coverage for these claims over self-insured retentions and deductibles which, in the aggregate, the Company believes are less than $10 million. The Company believes that these claims are not meritorious and intends to vigorously defend itself and the safety of its products against any and all such claims.

SAFETY-KLEEN  (PINEWOOD),  INC.

A subsidiary of Safety-Kleen, Safety-Kleen (Pinewood), Inc. ("Pinewood"), owns and operates a hazardous waste landfill near the Town of Pinewood in Sumter County, South Carolina. By an order dated May 19, 1994 ("Order"), the South Carolina Board of Health and Environmental Control ("Board") approved the issuance by the Department of Health and Environmental Control ("DHEC") of a RCRA Part B permit (the "Permit") for operation of the Pinewood Facility. The Permit included provisions governing financial assurance and capacity for the facility.

The Order established Pinewood's total permitted capacity of hazardous and non-hazardous waste to be 2,250 acre feet, including the amount of hazardous waste disposed prior to the date of the Order.

South Carolina law requires that hazardous waste facilities provide evidence of financial assurance for potential environmental cleanup and restoration in form and amount to be determined by DHEC. The Order required Pinewood to establish and maintain an Environmental Impairment Fund ("EIF") in the amount of $133 million in 1994 dollars by July 1, 2004 as financial assurance for potential environmental cleanup and restoration of environmental impairment at the Pinewood Facility. The total fund requirement amount is to be adjusted annually by the Implicit Price Deflator for the Gross National Product as published by the U.S. Department of Commerce. The EIF has two components: (1) the GSX Contribution Fund, which was to be funded by Pinewood in annual cash payments over a ten year period; and (2) the State Permitted Sites Fund, a legislatively created fund derived from fees on waste disposal at the Pinewood Facility. Under the Order, at the end of the 100-year post-closure care period, funding of the GSX Contribution Fund will be subject to evaluation by an independent arbitrator, who will determine what level of funding, if any, is still required. The Company is entitled to seek recovery of any excess amount so determined. Upon termination of the GSX Contribution Fund, any remaining trust asset would revert to Pinewood. In 1993 and 1994, Pinewood paid approximately $15.5 million cash into the GSX Contribution Fund, which has grown to approximately $19.1 million as of August 31, 2000.

In June 1995, the South Carolina legislature approved regulations (the "Regulations") governing financial assurance for environmental cleanup and restoration. The Regulations gave owner/operators of hazardous waste facilities the right to choose from among six options for providing financial assurance. The options included insurance, a bond, a letter of credit, a cash trust fund and a corporate guaranty, subject to a financial soundness test.

From June 1995, under authority of the Regulations, Pinewood submitted financial assurance for potential environmental cleanup and restoration by way of a corporate guaranty by Laidlaw Inc. or insurance. Pinewood also left in place the GSX Contribution Fund of approximately $20 million as of April 30, 2001. On September 15, 1995, DHEC issued a declaratory ruling finding that the Regulations were applicable to the financial assurance requirements for Pinewood.

Pinewood appealed the May 19, 1994, DHEC order and the opposing parties appealed the May 19, 1994, DHEC Order and the September 15, 1995, DHEC declaratory ruling and the appeals were consolidated in the South Carolina Circuit Court in the case captioned Laidlaw Environmental Services of South Carolina, Inc. et al., Petitioners vs. South Carolina Department of Health and Environmental Control and South Carolina Board of Health and Environmental Control, Respondents - Energy Research Foundation, et al., Intervenors, Docket Numbers C/A 94-CP-43-175, 94-CP-43-178, 94-CP-40-1412 and 94-CP-40-1859. The opposing parties included Citizens Asking for a Safe Environment, Energy Research Foundation, County of Sumter, Sierra Club, County of Clarendon, Senator Phil Leventy, the South Carolina Department of Natural Resources and the South Carolina Public Service Authority.

The South Carolina Court of Appeals issued a decision on April 4, 2000 (substituting for a January 17, 2000, ruling) ruling that (1) the Regulations were invalid due to insufficient public notice during the promulgation procedure and ordering Pinewood to immediately comply with the cash financial assurance requirements of the May 19, 1994 Order; and (2) both non-hazardous and hazardous waste count against Pinewood's capacity from the beginning of waste disposal, thereby reducing the remaining permitted capacity.

On June 13, 2000, the South Carolina Supreme Court denied Pinewood's petition for a writ of certiorari. On June 14, 2000, DHEC sent notice by letter to the Pinewood Facility directing that Pinewood cease accepting waste for disposal in 30 days and submit a closure plan. DHEC based this directive on the decision of the Court of Appeals that all non-hazardous waste disposed at Pinewood should be counted against Pinewood's hazardous waste capacity limit and DHEC's resulting conclusion that there is no remaining permitted capacity at Pinewood.

On June 22, 2000, DHEC notified Pinewood that the Court of Appeals' decision vacated the Regulations and, therefore, Pinewood has the sole responsibility to provide cash funding into the EIF in accordance with the May 19, 1994 Order. The DHEC notice also directed Pinewood to provide information to DHEC within 15 days on how Pinewood would comply with the Order including payment into the GSX Contribution Fund. As of August 31, 2000, there was approximately $19.1 million in the GSX Contribution Fund and approximately $13.9 million in the State Permitted Sites Fund. In 2000 dollars, the total EIF funding requirement is approximately $147.5 million. To comply with the financial assurance provisions of the Order, Pinewood would have to contribute the following payments (in 2000 dollars) as follows ($ in thousands), subject to the automatic stay provisions discussed below:

                  Amount due during fiscal year:
                     2000                          $  82,087
                     2001                             14,450
                     2002                             14,450
                     2003                              3,523
                                                   ---------
                  Total                            $ 114,510
                                                   =========

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

On July 7, 2000, in the legal action captioned: In re: Safety-Kleen Corp., et al. Debtor, Chapter 11 Cases, Delaware Bankruptcy Court, Case Nos. 00-203 (PJW), Adversary Proceeding No. 00-698-Safety-Kleen (Pinewood), Inc. v. State of South Carolina, et al., District of South Carolina (MJP) Case No. 3:00-2243-10, Pinewood commenced legal proceedings in the United States District Court for the District of Delaware challenging DHEC's June 9, 2000, Emergency Order and DHEC's June 14 and June 22, 2000 notice letters. Pinewood sought to stay and/or enjoin DHEC and the State of South Carolina from enforcement of these directives on the grounds that the actions of DHEC were invalid under various provisions of the United States Constitution, violated the automatic stay provision of the Bankruptcy Code and/or should be enjoined under the equitable powers of the Bankruptcy Court. As an alternative cause of action, Pinewood demanded that it be compensated for the taking of its property without just compensation under provisions of the Constitutions of the United States and the State of South Carolina.

On July 12, 2000, the Delaware U.S. District Court issued an Order transferring the case to the United States District Court for the District of South Carolina.

On August 25, 2000, the U.S. District Court for the District of South Carolina issued rulings that (1) denied South Carolina's motion to dismiss Pinewood's claims upon jurisdictional grounds and certified the issue for an immediate appeal to the United States Court of Appeals for the Fourth Circuit; (2) held that the June 9, 2000 Emergency Order was subject to the automatic stay provisions of Section 362 of the Bankruptcy Code; and (3) denied Pinewood's motion for a preliminary injunction with respect to the June 14, 2000 DHEC letter.

The State of South Carolina and Pinewood appealed the District Court's ruling to the United States Court of Appeals for the Fourth Circuit. No decision has been issued by the Court of Appeals.

On September 25, 2000, Pinewood filed a request with DHEC for a permit modification increasing landfill capacity. Pinewood also filed a request for temporary authorization from DHEC to continue waste disposal at the facility pending a DHEC decision on the requested permit modification.

At midnight on September 25, 2000, Pinewood suspended waste disposal in the landfill pending action by DHEC and/or court decision allowing continued waste disposal. On September 26, 2000, DHEC denied Pinewood's request for temporary authorization for continued waste disposal at its Pinewood landfill.

The Stock Purchase Agreement among Rollins Environmental Services, Inc. (now Safety-Kleen Corp.) and Laidlaw Inc. and Laidlaw Transportation, Inc. ("LTI") dated February 6, 1997, provides that Laidlaw Inc. shall maintain, solely at its expense, until the tenth anniversary of the Closing Date (May 15, 2007), such financial mechanism as may be permitted by the relevant environmental laws to provide the required financial assurance for potential environmental cleanup and restoration at the Pinewood facility. See also the "Laidlaw Inc. Relationships" discussion in Item 13 of Part III.

VILLE  MERCIER  FACILITY

On January 12, 1993, Safety-Kleen Services (Mercier) Ltd. ("the Subsidiary") filed a declaratory judgement action (Safety-Kleen Services (Mercier) Ltd. v. Attorney General of Quebec; Pierre Paradis, in his capacity as Minister of the Environment of Quebec; Ville Mercier; and LaSalle Oil Carriers, Inc.) in the Superior Court for the Province of Quebec, District of Montreal. The legal proceeding seeks a court determination of the liability associated with the contamination of former lagoons that were located on the Company's Ville Mercier property. The Subsidiary asserts that it has no responsibility for the contamination on the site. The Minister filed a Defense and Counterclaim in which it asserts that the Subsidiary is responsible for the contamination, should reimburse the Province of Quebec for past costs incurred in the amount of CDN $17.4 million, and should be responsible for future remediation costs. The legal proceedings are in the discovery stage.

The contamination on the Ville Mercier facility dates back to 1968, when the property was owned by an unrelated company. In 1968, the Quebec government issued two permits to the unrelated company to dump organic liquids into lagoons on the Ville Mercier property. By 1972, groundwater contamination had been identified and the Quebec government provided an alternate water supply to the municipality of Ville Mercier. Also in 1972, the permit authorizing the dumping of liquids was terminated and a permit to operate an organic liquids incinerator on the property was issued. (The entity to which this permit was issued was indirectly acquired by the Company in 1989.) In 1973, the Quebec government contracted with the incinerator operator to incinerate the pumpable liquids in the lagoons. In 1980, the incinerator operator removed, solidified and disposed of the non-pumpable material from the lagoons in a secure cell and completed the closure of the lagoons at its own expense. In 1983, the Quebec government constructed and continues to operate a groundwater pumping and treatment facility near the lagoons.

The Company believes that the Subsidiary is not the party responsible for the lagoon and groundwater contamination and the Subsidiary has denied any responsibility for the decontamination and restoration of the site. In November 1992, the Minister of the Environment ordered the Subsidiary to take all the necessary measures to excavate, eliminate or treat all of the contaminated soils and residues and to recover and treat all of the contaminated waters resulting from the aforementioned measures. The Subsidiary responded by letter, reiterating its position that it had no responsibility for the contamination associated with the discharges of wastes into the former Mercier lagoons between 1968 and 1972 and proposing to submit the question of responsibility to the Courts for determination as expeditiously as possible through the cooperation of the parties' respective attorneys, resulting in the filing of the pending action.

On or about February 9 and March 12, 1999, Ville Mercier and three neighboring municipalities filed separate legal proceedings against the Subsidiary and certain related companies together with certain former officers and directors, as well as against the Government of Quebec. (Ville Mercier v. Safety-Kleen Services (Mercier) Ltd., et. al.; Ville de Chateauguay v. Safety-Kleen Services (Mercier) Ltd., et. al.; Municipality of Ste-Martine v. Safety-Kleen Services
(Mercier)  Ltd.,  et.  al.;  and St.Paul de Chateauguay v. Safety-Kleen Services
(Mercier) Ltd., et. al.) The lawsuits assert that the defendants are jointly and severally responsible for the contamination of groundwater in the region, which Plaintiffs claim was caused by contamination from the former Ville Mercier lagoons, and which they claim caused each municipality to incur additional costs to supply drinking water for their citizens since the 1970's and early 1980's. The four municipalities claim a total of CDN $1,595,000 as damages for additional costs to obtain drinking water supplies and seek an injunctive order to obligate the defendants to remediate the groundwater in the region. The Subsidiary will continue to assert that it has no responsibility for the ground water contamination in the region. The legal proceedings are in the discovery stage.

Pursuant to the Stock Purchase Agreement, Laidlaw Inc. and LTI agreed to indemnify and hold harmless Saftey-Kleen and its subsidiaries for any damages resulting from the remediation of contaminated soils and water arising from the former lagoon sites and the operation of the incinerator at Mercier, Quebec. The indemnification is only to the extent that the aggregate cash expenditure with respect to such damages exceeds in the aggregate (i) $1 million during such year and (ii) since May 15, 1997, an amount equal to the product of $1 million times the number of years that have elapsed since May 15, 1997; however, there shall be no indemnification for any cash expenditures incurred more than six years after May 15, 1997. As of May 18, 2001, the Company has not incurred expenses for which it would be entitled to indemnification under the Stock
Purchase  Agreement.  See  also  the  "Laidlaw Inc. Relationships" discussion in
Item  13  of  Part  III.

MARINE  SHALE  PROCESSORS

Beginning in the mid-1980's and continuing until July 1996, Marine Shale Processors, Inc., located in Amelia, Louisiana ("Marine Shale"), operated a kiln which incinerated waste producing a vitrified aggregate as a by-product. Marine Shale contended that its operation recycled waste into a useful product, i.e. vitrified aggregate, and therefore, was exempt from RCRA regulation and permitting requirements as a Hazardous Waste Incinerator. The EPA contended that Marine Shale was a "sham-recycler" subject to the regulation and permitting requirements as a Hazardous Waste Incinerator under RCRA, that its vitrified aggregate by-product is a hazardous waste, and that Marine Shale's continued operation without required permits was illegal. Litigation between the EPA and Marine Shale with respect to this issue began in 1990 and continued until July 1996 when Marine Shale was ordered to shut down its operations by U.S. Fifth Circuit Court of Appeals.

During the course of its operation, Marine Shale produced thousands of tons of aggregate, some of which was sold as fill material at various locations in the vicinity of Amelia, Louisiana, but most of which is stockpiled on the premises of the Marine Shale Facility. Moreover, as a result of past operations, soil and groundwater contamination may exist on the Marine Shale site.

In November 1996, an option to buy Marine Shale was obtained by GTX, Inc. with the intent to operate the facility as a permitted Hazardous Waste Incinerator. Subsequently, Marine Shale, GTX and the EPA reached a settlement, including a required cleanup of the aggregate and the facility, and the Louisiana Department of Environmental Quality issued a draft permit to GTX for operation of the Marine Shale facility as a RCRA-permitted Hazardous Waste Incinerator. Appeals were taken by opposition parties and in October 1999, a Louisiana State Court Judge ruled that the draft permit was improperly issued. GTX appealed this decision and in October 2000, the Appeals Court reversed the lower court and affirmed the permit issuance. The opposition parties filed applications for Supervisory Writs with the Louisiana Supreme Court, and these applications were denied in April 2001. There may be further legal challenges to the permit and GTX expects to spend more than $60 million updating the facility in a year long project prior to commercial operation of the facility. Therefore, it is uncertain whether or when GTX will begin operation of the Marine Shale facility.

The Company was one of the largest customers of Marine Shale. In the event Marine Shale does not operate, the potential exists for an EPA action requiring cleanup of the Marine Shale site and the stockpiled aggregate under CERCLA. In this event, Safety-Kleen Corp. would be exposed to potential financial liability for remediation costs as a potentially responsible party under CERCLA.

The Stock Purchase Agreement provides that Laidlaw Inc. and LTI shall indemnify Safety-Kleen Corp. for environmental liability arising with respect to the treatment of waste at the Marine Shale facility. The indemnification is only to the extent that the aggregate cash expenditure with respect to such damages exceeds in the aggregate (i) $1 million during such year; and (ii) since May 15, 1997, an amount equal to the product of $1 million times the number of years that have elapsed since May 15, 1997; however, there shall be no indemnification for any cash expenditures by Safety-Kleen Corp. incurred more than six years after May 15, 1997. As of May 18, 2001, the Company has not incurred expenses for which it would be entitled to indemnification under the Stock Purchase
Agreement.  See  also  the "Laidlaw Inc. Relationships" discussion in Item 13 of
Part  III.

LAMBTON  HAZARDOUS  WASTE  LANDFILL

On September 3, 1999, the Company's Lambton hazardous waste landfill facility in Ontario, Canada, discovered an upwelling of water and natural gas in Sub-cell 3, a newly constructed disposal cell within Cell 18. While in the course of trying to determine the source and cause of the upwelling, the Company informed the Ontario Ministry of Environment and Energy ("MOE") of the situation. The MOE issued two Field Orders prohibiting the Company from utilizing Sub-cell 3 and Sub-cell 4 (another newly constructed cell within Cell 18) for waste disposal. However, in December 1999, after reviewing testimony and a technical report from independent experts and Company professionals, the MOE revoked the two orders and allowed the utilization of Sub-cell 4 for waste disposal so long as no waste in Sub-cell 4 was placed below an elevation of 182 meters above mean sea level. With respect to Sub-cell 3, the MOE required that the Company submit a report, for MOE's approval, detailing a plan for identifying potential areas of gas and water venting, the proposed measures to remediate all areas identified, and further steps to protect the integrity of Sub-cell 3. The Company submitted the required report to the MOE in February 2000, outlining the Company's plan for present and future site activities. The Company has received a letter from the MOE agreeing with the plan in principle; however, the local MOE office raised a number of concerns to which the Company is preparing a response. Although the Company is currently prohibited from utilizing Sub-cell 3, the Company is utilizing the remaining portions of Cell 18 for waste disposal.

RAYGAR  ENVIRONMENTAL  SYSTEMS  INTERNATIONAL  LITIGATION

On August 7, 2000, RayGar Environmental Systems International, Inc. filed its First Amended Complaint in the United States District for the Southern District of Mississippi, Hattiesburg Division, Civil Action No. 2:9CV376PG, against Laidlaw Inc., Laidlaw Investments, Ltd., LTI, Laidlaw Environmental Services, Inc. (now Safety-Kleen Corp.), LES, Inc. (a wholly owned subsidiary of Safety-Kleen now known as Safety-Kleen Services, Inc.), Laidlaw Environmental Services (U.S.), Inc. (a wholly owned subsidiary of Safety-Kleen now known as Safety-Kleen (U.S.), Inc.), Laidlaw OSCO Holdings, Inc. (a wholly owned subsidiary of Safety-Kleen now known as Safety-Kleen OSCO Holdings, Inc.), Laidlaw International, and Safety-Kleen Corp. alleging a variety of Federal antitrust violations and state law business torts. RayGar seeks damages it has allegedly sustained as a result of the defendants' actions in an amount of not less than $450 million in actual compensatory damages and not less than $950 million for punitive damages.

The dispute arises from an unsuccessful effort pursuant to an agreement between RayGar and a Safety-Kleen subsidiary, to obtain RCRA and related permits for the operation of a wastewater treatment facility in Pascagoula, Mississippi. This lawsuit is in the very early stages of discovery. Laidlaw Inc., Laidlaw Investments, Ltd., LTI and Laidlaw International have filed a motion to dismiss the Complaint for lack of personal jurisdiction and for failure to state a claim upon which relief can be granted. The action has not proceeded against Safety-Kleen and its subsidiaries due to the filing of their Chapter 11 bankruptcy petitions on June 9, 2000.

FEDERATED  HOLDINGS,  INC.  LITIGATION

On November 6, 2000, Federated Holdings, Inc. (FHI) filed a lawsuit against Laidlaw Inc., Laidlaw Investments, Ltd., LTI, Laidlaw Environmental Services, Inc. (now Safety-Kleen Corp.), LES, Inc. (a wholly owned subsidiary of Safety-Kleen now known as Safety-Kleen Services, Inc. and successor in interest to Laidlaw Environmental Services (U.S.), Inc.), Laidlaw OSCO Holdings, Inc. (a wholly owned subsidiary of Safety-Kleen now known as Safety-Kleen OSCO Holdings, Inc.), Laidlaw International, and Safety-Kleen Corp. in the United States District Court for the Southern District of Mississippi, Hattiesburg Division, Civil Action No. 2:00CV286 alleging a variety of Federal antitrust violations and state law business torts. FHI seeks damages it has allegedly sustained as a result of the Defendants' actions in an amount of not less than $200 million in actual compensatory damages and not less than $250 million for punitive damages.

The dispute arises from an unsuccessful effort pursuant to an agreement between FHI and a Safety-Kleen subsidiary to obtain RCRA and related permits for the operation of a hazardous waste landfill in Noxubee County, Mississippi. This lawsuit is in the very early stages of discovery. Laidlaw Inc., Laidlaw Investments, Ltd., LTI and Laidlaw International have filed a motion to dismiss the Complaint for lack of personal jurisdiction and for failure to state a claim upon which relief can be granted. The action has not proceeded against Safety-Kleen and its subsidiaries due to the filing of their Chapter 11 bankruptcy petitions on June 9, 2000.

HUDSON  COUNTY  IMPROVEMENT  AUTHORITY  LITIGATION

In July 1999, Hudson County Improvement Authority ("HCIA") filed suit in the Superior Court, Hudson County, New Jersey against SK Services (East), L.C. ("SK Services East") (an indirect wholly owned Safety-Kleen subsidiary), Safety-Kleen Corp., American Home Assurance Company, and Hackensack Meadowlands Development Commission. An Amended Complaint was filed on August 18, 1999, in which HCIA sought damages and injunctive relief evicting SK Services East from a 175 acre site in Kearny, New Jersey owned by HCIA. SK Services East had been using the site pursuant to an Agreement and Lease dated as of February 2, 1997 for the processing and disposal of processed dredge material. HCIA alleged that certain conditions precedent to SK Services East's right to continue operations at the site had not occurred, that as a result the Agreement and Lease had automatically terminated, that SK Services East owed HCIA some $11 million in back rent, and that SK Services East was obligated to finish the remediation of the site and its preparation for development as a commercial property. In January 2000, the Court granted HCIA summary judgment on its motion to declare the Agreement and Lease null and void as a result of the failure of the conditions precedent. This ruling effectively terminated the relationship between SK Services East and HCIA leaving only the issue of the determination of the rights and responsibilities of the parties in the unwinding of the relationship. In May 2000, HCIA filed for summary judgment seeking an order declaring that SK Services East is obligated to complete all measures required under the Remedial Action Work Plan for the site. SK Services East filed a brief opposing the motion. In June 2000, HCIA withdrew its pending motion, with the Court's understanding that the motion could be re-filed if the automatic stay in connection with the Company's Chapter 11 bankruptcy protection is lifted.

ECDC  ENVIRONMENTAL,  L.C.  CLAIM

Certain subsidiaries of Safety-Kleen entered into a long-term contract (the "4070 Contract") with General Motors Corporation ("GM") to manage certain GM waste products. One requirement of the 4070 Contract was to provide a dedicated cell for GM waste products at a landfill facility owned by ECDC Environmental, L.C. ("ECDC"), which was then a Safety-Kleen subsidiary. In November 1997, Safety-Kleen sold its interest in ECDC to an affiliate of Allied Waste Industries, Inc. Pursuant to the sale, ECDC, Safety-Kleen, and certain Safety-Kleen subsidiaries entered the GM Waste Disposal Agreement (the "WDA") governing the obligations of the parties with respect to the continued management of GM waste in the dedicated cell at the ECDC landfill.

By letter dated May 15, 2000, the Company was notified of GM's intent to terminate the 4070 Contract for default, effective December 31, 2000. Under the WDA, default by Saftey-Kleen and/or its subsidiaries under the 4070 Contract would have obligated Safety-Kleen and/or its affected subsidiaries to pay certain costs, rebates and damages to ECDC in accordance with the terms of the WDA.

As more thoroughly discussed in Part I, Item 3 (Legal Proceedings), "Chapter 11 Filing," Safety-Kleen and certain of its wholly owned subsidiaries, including those subsidiaries which were parties to the 4070 Contract and the WDA, filed for protection under Chapter 11 of the Bankruptcy Code. In anticipation of the Company's rejection of the 4070 Contract pursuant to 11 U.S.C. Sec.365, on October 30, 2000, ECDC filed a claim for not less than $11,027,600 plus other and unspecified additional damages for the Company's breach of the 4070 and WDA contracts. Subsequently, the Bankruptcy Court granted the motion by Safety-Kleen and certain of its subsidiaries, which were parties to the 4070 Contract and the WDA, to reject both the 4070 Contract and the WDA, effective December 1, 2000.

BRYSON  ADAMS  LITIGATION

In 1996, a lawsuit was filed in the federal court in Baton Rouge, Louisiana, under the caption Carleton Gene Rineheart et al. v. CIBA-GEIGY Corporation, et al., U.S. District Court for the Middle District of Louisiana, CA #96-517, Section B(2). In October 1999, a substantially similar lawsuit was filed in state court in Lafayette Parish, Louisiana, under the caption of Bryson Adams, et al. v. Environmental Purification Advancement Corporation, et al., Civil Action No. 994879, Fifteenth Judicial District Court, Parish of Lafayette, State of Louisiana. In December 2000, these two cases were consolidated with Adams designated as the lead case. In this consolidated litigation, plaintiffs are suing for alleged personal injury and/or property damage arising out of the operation of certain waste disposal facilities near Bayou Sorrel, Louisiana. The initial Bryson Adams lawsuit was filed on behalf of 320 plaintiffs against 191 defendants. On May 24, 2001, new information revealed that approximately 1,150 plaintiffs are now involved in the litigation.

A Safety-Kleen subsidiary which owns and operates a hazardous waste deep injection well in Bayou Sorrel, Louisiana is named as a defendant. A different Safety-Kleen subsidiary is also named as a defendant for its alleged role as a generator and arranger for disposal or treatment of hazardous waste at certain of the disposal facilities which are named in the litigation. It is alleged that the Safety-Kleen subsidiary was the operator of the injection well in question from 1974 through the present. In addition to the claims asserted by the plaintiffs, there is the potential that the customers of the injection well, who are also defendants, may assert claims for indemnification against the Company. The action has not proceeded against the Safety-Kleen subsidiaries due to the filing of their Chapter 11 Bankruptcy petition on June 9, 2000.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

No matters were submitted to the stockholders of the Company during the fourth quarter of 2000.

                                     PART II
                                     -------

ITEM  5.  MARKET  FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock (the "Common Stock") was traded on the New York Stock Exchange under the ticker symbol SK until it was suspended from trading in June 2000. The Common Stock was thereafter delisted from the New York Stock Exchange on July 28, 2000. As of June 15, 2000, the Common Stock began trading on the OTC Bulletin Board under the ticker symbol SKLNQ. The approximate number of record holders of Common Stock as of August 31, 2000 was 4,870. The following table shows the high and low sales prices for the Common Stock for each full quarterly period within the two most recent fiscal years that the shares were traded on the New York Stock Exchange, and the high and low bid prices for the Common Stock for each quarterly period within the two most recent fiscal years that the shares were traded on the OTC Bulletin Board.

          FISCAL YEAR ENDED AUGUST 31, 2000       HIGH    LOW
                                                 ------  ------
          Fourth Quarter                         $ 0.75  $ 0.06
          Third Quarter                            5.06    0.56
          Second Quarter                          12.50    4.87
          First Quarter                           14.12   10.62

          FISCAL YEAR ENDED AUGUST 31, 1999
          Fourth Quarter                         $19.37  $11.56
          Third Quarter                           17.37   11.37
          Second Quarter                          16.62   11.81
          First Quarter                           14.50    7.50

Stock prices are adjusted to reflect a 1-for-4 reverse split effective November 30, 1998.

The Company has not paid dividends during the reported periods and does not intend to pay dividends in the foreseeable future.

ITEM  6.     SELECTED  FINANCIAL  DATA

The following selected financial information as of and for the fiscal years ended August 31, 2000, 1999, 1998 and 1997, are derived from the Consolidated Financial Statements of the Company. The Consolidated Financial Statements of the Company as of and for the years ended August 31, 2000, 1999, 1998 and 1997 have been audited by Arthur Andersen LLP, independent public accountants. The Company's financial statements for fiscal years ending August 31, 1999, 1998 and 1997, have been restated. Substantial time, effort and expense was required over a twelve-month period to review, assess, reconcile, prepare and audit financial statements for fiscal 2000, fiscal 1999, fiscal 1998 and fiscal 1997. The Company believes it would require an unreasonable effort and expense to conduct a similar process to restate fiscal year 1996. Therefore, financial data for fiscal year 1996 has not been restated or presented and should not be relied upon. For a further discussion of the restatement, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Investigation of Financial Results; Restatement of Consolidated Financial Statements" and Note 2 of the notes to Consolidated Financial Statements.

The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and the notes thereto, included elsewhere in this Report.

                                                                                          RESTATED
                                                                             -------------------------------------
Year Ended August 31,                                           -----------
($in thousands, except per share amounts)                          2000         1999         1998         1997
--------------------------------------------------------------  -----------  -----------  -----------  -----------
Revenues                                                        $1,586,273   $1,624,038   $1,172,731   $  641,945
Operating (loss) income                                           (620,170)       6,876       (2,223)    (294,749)
Loss before reorganization items, income taxes and minority
interests                                                         (759,073)    (185,272)    (123,535)    (341,220)
Loss per share before extraordinary items - Basic
and diluted                                                          (8.27)       (2.52)       (1.35)       (8.74)
Total assets                                                     3,131,868    3,635,314    3,869,475    1,513,741
Long-term debt, including current portion                           65,421    2,095,016    1,990,806      588,687
Liabilities subject to compromise                                2,500,973           --           --           --
Dividends per common share                                              --           --           --           --
Weighted average common stock outstanding - Basic and diluted      100,725       88,537       62,322       34,508

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements, related notes thereto and the other information included elsewhere herein.

This Management's Discussion and Analysis was prepared by the Company's current management, many of whom joined the Company after March 6, 2000. In preparing this Management's Discussion and Analysis as well as other portions of the Form 10-K/A, current management did not have access to former senior management and numerous other accounting personnel because such persons either declined to cooperate or determined to furnish only limited information.

BUSINESS,  ORGANIZATION  AND  BANKRUPTCY

Safety-Kleen Corp. was incorporated in Delaware in 1978 as Rollins Environmental Services, Inc., later changed its name to Laidlaw Environmental Services, Inc. ("LESI") and subsequently changed its name to Safety-Kleen Corp. Through its Chemical Services and Branch Sales and Service Divisions, the Company provides a range of services designed to collect, transport, process, recycle or dispose of hazardous and non-hazardous industrial and commercial waste streams. The Company provides these services in 50 states, seven Canadian provinces, Puerto Rico, Mexico and Saudi Arabia from approximately 380 collection, processing and other locations.

On May 15, 1997, pursuant to a stock purchase agreement among Rollins Environmental Services, Inc. ("Rollins"), Laidlaw Inc., a Canadian corporation ("Laidlaw"), and its subsidiary, Laidlaw Transportation Inc., Rollins acquired the hazardous and industrial waste operations of Laidlaw (the "Rollins
Acquisition"). The business combination was accounted for as a reverse acquisition using the purchase method of accounting. Coincident with the closing of the Rollins Acquisition, the continuing legal entity changed its name from Rollins Environmental Services, Inc. to Laidlaw Environmental Services, Inc. As a result of the Rollins Acquisition, Laidlaw owned 67% of the issued common shares of LESI. The results of operations of Rollins have been included from the date of acquisition in the accompanying Consolidated Financial Statements.

In May 1998, LESI completed the hostile takeover of the former Safety-Kleen Corp. ("Old Safety-Kleen"). Effective July 1, 1998, LESI began doing business as Safety-Kleen Corp. and its stock began trading on the New York Stock Exchange under the name Safety-Kleen Corp. and the ticker symbol SK. The acquisition of Old Safety-Kleen has been accounted for under the purchase method and accordingly, the accompanying Consolidated Financial Statements include the results of operations of Old Safety-Kleen from the date of acquisition.

Subsequent to the acquisition of Old Safety-Kleen, former senior management released financial and other information between May 1998 and March 2000 which represented that significant benefits, including material cost savings and operating efficiencies, were being realized from the merger, and that the consolidated results, including operating cash flows were increasing as a consequence. As determined after March 6, 2000, however, this information was not accurate and the true results had not been provided during this period to the Company's Board of Directors, security holders, creditors, employees, numerous members of management or others. See "Investigation of Financial
Results;  Restatement  of  Consolidated  Financial Statements" discussion below.

Current management believes that the Company experienced substantial difficulties in the integration of the operations of Old Safety-Kleen with those of LESI following the acquisition by LESI in 1998. The implementation of the Company's post-acquisition strategy to combine key elements of the more decentralized LESI business structure with that of the strongly centralized Old Safety-Kleen business, particularly in the United States, adversely affected post-acquisition operations and cash flows. Changing the existing regionalized LESI pricing structure to the more uniform national pricing structure of the Old Safety-Kleen business resulted in a reduction of the overall pricing realized by the Company. Converting several of LESI's service centers from profit centers with one manager to cost centers with two managers during fiscal 1999 and 2000 resulted in poor cost and pricing controls. Transferring the Old Safety-Kleen industrial waste collection business to a co-managed waste collection offering diluted pricing and negatively impacted customer service. Requiring the use of company owned waste disposal facilities, even when lower-cost, external options were available, resulted in higher overall operating costs.

Current management believes that the loss of key employees of the Old Safety-Kleen business due to post-acquisition strategies and the relocation of the corporate office from Elgin, Illinois to Columbia, South Carolina resulted in a significant loss of institutional knowledge concerning historical business practices of the Old Safety-Kleen business. Many of the internal accounting and operational information systems and processes that had historically been used to monitor and manage the costs and performance of the Old Safety-Kleen business were discontinued shortly after the acquisition and, to date, have not been satisfactorily replaced. In addition, significant difficulties in relocating and converting the Old Safety-Kleen accounts receivable and cash application functions to the LESI headquarters in Columbia, South Carolina and, subsequently, converting to new accounts receivable software resulted in significant problems regarding customer billing, dispute resolution, cash application and, ultimately, cash realization. See "Uncertainties Related To The Company's Internal Controls" below.

On June 9, 2000, the Safety-Kleen Corp. and 73 of its domestic subsidiaries (collectively, the "Debtors") filed voluntary petitions for relief (the "Chapter 11 Cases") under Chapter 11 of the United States Bankruptcy Code, 11 U.S.C. Sec.Sec. 101-1330, as amended (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The Chapter 11 Cases are being jointly administered, for procedural purposes only, before the Bankruptcy Court under Case No. 00-2303(PJW). Excluded from the filing were certain of the Safety-Kleen's non-wholly owned domestic subsidiaries and all of the Safety-Kleen's indirect Canadian subsidiaries. The issue of substantive consolidation of the Debtors has not been addressed. Unless Debtors are substantively consolidated under a confirmed plan of reorganization, payment of pre-petition claims of each Debtor may substantially differ from payment of pre-petition claims of other Debtors.

The Debtors remain in possession of their properties and assets, and the management of Saftey-Kleen and each of the Debtor subsidiaries continue to operate their respective businesses as debtors-in-possession under Sections 1107 and 1108 of the Bankruptcy Code. As debtors-in-possession, the Debtors are authorized to manage their properties and operate their businesses, but may not engage in transactions outside the ordinary course of business without the approval of the Bankruptcy Court.

Currently, it is not possible to predict the length of time the Company will operate under the protection of Chapter 11, the outcome of the Chapter 11 proceedings in general, or the effect of the proceedings on the business of the Company or on the interests of the various creditors and security holders. Under the Bankruptcy Code, post-petition liabilities and pre-petition liabilities subject to compromise must be satisfied before shareholders can receive any distribution. The ultimate recovery to shareholders, if any, will not be determined until the end of the case when the fair value of the Debtors' assets is compared to the liabilities and claims against the Debtors. There can be no assurance as to what value, if any, will be ascribed to the common stock in the bankruptcy proceedings.

As part of the Chapter 11 proceedings, in connection with the development of a plan of reorganization, the Company, from time to time, has and will continue to evaluate alternative strategies, including any and all proposals designed to maximize the value of the Debtors. In connection with a recent amendment to the DIP Facility, the Company will prepare a Chemical Services marketing book and begin distribution to potential acquirors or strategic partners by August 31, 2001. The Company's corporate restructuring advisor, Lazard Freres & Co. LLC, will assist in this effort.

The Company has incurred and will continue to incur significant costs associated with the reorganization. The amount of these costs, which are being expensed as incurred, is expected to significantly affect future results until the Company emerges from its reorganization under the Chapter 11 proceedings.

The Company's Consolidated Financial Statements have been prepared on a going concern basis which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the ordinary course of business and does not reflect adjustments that might result if the Debtors are unable to continue as going concerns. The Debtors' significant losses, deficit in stockholders' equity and their Chapter 11 filings, as well as issues related to financial assurance requirements discussed in Note 12 to the Company's Consolidated Financial Statements, raise significant uncertainties about the Company's ability to continue as a going concern, especially under its current structure. The Debtors intend to file a plan of reorganization with the Bankruptcy Court. Continuing on a going concern basis is dependent upon, among other things, the Debtors' formulation of an acceptable plan of reorganization, the success of future business operations, and the generation of sufficient cash from operations and financing sources to meet the Debtors' obligations. The Consolidated Financial Statements do not reflect: (i) the realizable value of assets on a liquidation basis or their availability to satisfy liabilities; (ii) aggregate pre-petition liability amounts that may be allowed for claims or contingencies, or their status or priority; (iii) the effect of any changes to the Debtors' capital structure or in the Debtors' business operations as the result of an approved plan of reorganization; or (iv) adjustments to the carrying value of assets (including goodwill and other intangibles) or liability amounts that may be necessary as the result of actions by the Bankruptcy Court.

The Company's Consolidated Financial Statements as of August 31, 2000 have been presented in conformity with the AICPA's Statement of Position 90-7, "Financial Reporting By Entities In Reorganization Under the Bankruptcy
Code," issued November 19, 1990 ("SOP 90-7"). The Statement requires a segregation of liabilities subject to compromise by the Bankruptcy Court as of the bankruptcy filing date and identification of all transactions and events that are directly associated with the reorganization of the Company. See Part I, Item. 1 - Business and Notes 1, 8, 11 and 24 to the Company's Consolidated Financial Statements.

INVESTIGATION OF FINANCIAL RESULTS; RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

On March 6, 2000, the Company announced that it had initiated an internal investigation of its previously reported financial results and certain of its accounting policies and practices. This investigation followed receipt of information by the Company's Board of Directors, on February 24, 2000, alleging possible accounting irregularities that may have affected the previously reported financial results of the Company. The Company conducted a comprehensive internal review of its accounting records for fiscal 1997 to 2000 and engaged Arthur Andersen LLP as its new independent public accountants to, among other things, conduct an audit of the Company's consolidated financial statements for the same periods. In addition, the Company is the subject of ongoing investigations by the Securities and Exchange Commission and a grand jury sitting in the United States District Court for the Southern District of New York relating to the same matters. The Company has responded to subpoenas issued by the Securities and Exchange Commission and the grand jury and is cooperating with each of the investigations.

This review and investigation resulted in restatements to fiscal 1997 through 1999 which reduced by approximately $567 million the Company's consolidated stockholders' equity as of August 31, 1999 as previously reported in the Consolidated Financial Statements. In addition, significant adjustments to the accounting records related to fiscal year 2000 were made. The Company has expended substantial resources in connection with the restatement efforts and has (i) conducted a comprehensive internal accounting review and determined the nature, amount, and applicable fiscal year of the resulting adjustments, (ii) prepared the Consolidated Financial Statements and all related disclosures and information required for this Form 10-K/A and (iii) assisted its new independent auditors with their audits so that they could report on these periods. While the investigations have not yet been completed, current management believes it has considered all relevant facts and circumstances in connection with the preparation of its fiscal 1997 through 2000 financial statements and believes that further material adjustments are unlikely.

See Part I, Item 1. Business, "Investigation of Financial Results", "New Management Team", "Uncertainties Related to the Company's Internal Controls" and
Part I, Item 3. Legal Proceedings, "Matters Relating to the Investigation of Financial Results"; See Notes 2 and 12 to the Consolidated Financial Statements.

RESULTS  OF  OPERATIONS

From  March  6,  2000  through  May 22, 2000, David E. Thomas, Jr. and Grover C.
Wrenn, who before March 6, 2000 were outside directors of the Company, co-managed the Company on an interim basis as its most senior executives. On May 4, 2000, Mr. Thomas was elected Chairman of the Board. On May 22, 2000, Mr. Thomas was elected Chief Executive Officer and Mr. Wrenn was elected President and Chief Operating Officer. On August 17, 2000, Larry W. Singleton, previously unaffiliated with the Company, was appointed Chief Financial Officer.

Since March 2000, four new independent outside directors have been named to the Board of Directors of the Company. In May 2000, Kenneth K. Chalmers was appointed to the Board of Directors of the Company. In March 2001, Peter E. Lengyel and David W. Wallace were each appointed to the Board of Directors of the Company and in April 2001, Ronald A. Rittenmeyer was appointed to the Board of Directors of the Company. All additions filled vacant positions on the Board and currently all positions on the Board are filled.

Under current management, the Company has (i) secured authorization for up to $100 million in debtor-in-possession financing, (ii) begun selling idle or under-utilized Company assets, (iii) reorganized the Company into two divisions (Chemical Services and Branch Sales and Service), including intiating steps to restore key elements of each division's pre-acquisition strategies and structure, (iv) strengthened the Company's personnel and organization, (v) begun strengthening the Company's operating and financial systems and controls, including improvements to the Company's information technology and transportation management systems, (vi) outsourced operation of the Company's data management center, (vii) negotiated an agreement with federal and state regulators under which the Company secured additional time to replace financial assurance for its operating facilities which is provided through surety bonds issued by Frontier Insurance Company ("Frontier"), and (viii) replaced PricewaterhouseCoopers LLP, the Company's former independent public accountants, with Arthur Andersen LLP. The Company believes that, as a result of these initiatives, it has been able to retain substantially all of its customers, avoid significant employee layoffs or facility closures and maintain normal business operations without, through the date of this filing, making cash borrowings on its debtor-in-possession financing.

During the third quarter of fiscal 2000, the Company reorganized its operations along the lines of its two primary business activities-Chemical Services (LESI) and Branch Sales and Service (Old Safety-Kleen). The Chemical Services Division involves the collection, treatment, transportation and disposal of hazardous and non-hazardous waste. The Company disposes of waste primarily through its network of thermal destruction incinerators, landfills and wastewater treatment facilities, in certain instances after accumulating and treating waste at Company-owned service centers. The Branch Sales and Service Division provides parts cleaner services and other services to automotive repair, commercial and manufacturing customers. These other services include, but are not limited to, hazardous and non-hazardous waste collection, treatment, recycling and disposal. The Chemical Services and Branch Sales and Service Divisions are managed independently and each reports separately to senior management. The Company eliminates intersegment and intrasegment revenue in presenting consolidated financial results. The majority of intersegment revenue eliminations relate to the Chemical Services Division, which bills for the waste streams it receives from the Branch Sales and Service Division.

FISCAL  2000  OPERATIONS
------------------------

The Company's operating loss of approximately $620 million in fiscal 2000 includes the effect of several significant expenses resulting from a number of unusual events.

As a result of the Chapter 11 filing, the Company performed a comprehensive review of the recoverability of its long-lived assets, including goodwill. Management prepared and evaluated estimates of expected future cash flows based on assumptions consistent with the most likely future operations considering, among other things, the Company's current strategies and financial position at this stage of the reorganization process. As a result of this comprehensive review, the Company recorded asset impairment losses of approximately $368 million, primarily related to various Chemical Services operations. As noted above, the Consolidated Financial Statements do not reflect all of the adjustments to the carrying value of assets (including goodwill and other intangibles) or liability amounts that may be necessary as the result of actions by the Bankruptcy Court, including the effects of a confirmed plan of reorganization.

The Company recorded charges to earnings for its estimate of uncollectible accounts receivable of approximately $76 million, $11 million, $3 million and $7 million during fiscal 2000, 1999, 1998 and 1997, respectively. The Company believes that the charge in fiscal 2000, which represents a significant increase from the prior years, primarily resulted from the business system and integration difficulties discussed above, which began in fiscal 1999 and continued throughout fiscal 2000. As discussed below, subsequent to August 31, 2000, accounts receivable aging has improved due to expanded collection efforts and certain system and process improvements, including cash application procedures. The Company is continuing to develop and implement strategies for further improvements.

As more fully discussed in Part I, Item 1. - Business and Item 3. Legal Proceedings and Notes 10, 11 and 12 to the Company's Consolidated Financial Statements, a charge to earnings of approximately $33 million with respect to estimated additional accrued liabilities for the Pinewood landfill closure and post-closure cost targets was recorded. This charge was in addition to any related asset impairment loss discussed above and substantially exceeded the amount that would normally be charged to earnings based on waste actually disposed at the site during the fiscal period. Pinewood suspended waste disposal in September 2000 while certain litigation involving the facility is pending.

During fiscal 2000, the Branch Sales and Service Division recorded unusually large charges to earnings of approximately $25 million to adjust for its parts cleaner equipment and the effect of increasing its reserve for excess and obsolete inventory.

During fiscal 2000, the Company incurred approximately $7 million of legal and professional costs associated with the investigation and restatements of its Consolidated Financial Statements. Starting in September 2000, the audit process and the Company's use of outside accountants and other professionals to provide significant non-audit assistance to the Company's corporate and field accounting personnel increased significantly. Additional external costs in excess of $35 million related to these matters have been incurred during fiscal 2001 primarily due to the extensive audit and involvement of Arthur Andersen LLP. The Company expects these costs to continue throughout the remainder of fiscal 2001 and for an indefinite period thereafter although at a somewhat lower level since the restatement audit is complete. The Company expects these costs to be further reduced when its internal controls and processes are satisfactorily improved. In addition, these costs should decrease when the litigation and various investigations related to its previously reported financial results are resolved. These costs are classified as "Selling, general and administrative expense" in the Company's consolidated statement of operations.

FISCAL  2000  COMPARED  TO  FISCAL  1999
----------------------------------------

CONSOLIDATED  OPERATING  INCOME  (LOSS)

Consolidated operating loss before depreciation and amortization expense and asset impairment losses ("EBITDA") totaled approximately ($88) million in fiscal 2000 versus EBITDA of approximately $175 million in fiscal 1999, a decline of $263 million. Of this decrease, consolidated revenue decreased by approximately $38 million, consolidated operating expenses increased by approximately $148 million and consolidated selling, general and administrative expenses increased by approximately $77 million. Depreciation and amortization expense increased by approximately $8 million. Impairment and other charges increased by approximately $357 million.

REVENUE

The decrease in revenue of approximately $38 million was comprised of a decrease of approximately $72 million in the Chemical Services Division partially offset by an increase of approximately $32 million in the Branch Sales and Service Division and an increase of approximately $2 million in the Other segment.

The Chemical Services decrease of approximately $72 million was comprised of (i) approximately $20 million less revenue in fiscal 2000 from the curtailment of the Division's harbor dredging operations, (ii) approximately $20 million of lower landfill revenues, almost half of which is related to the Pinewood facility which suspended waste disposal while certain litigation is pending,
(iii) approximately $18 million less revenue in 2000 due to curtailments in the operation of seven other transportation and specialty facilities, and (iv) approximately $14 million in other revenue reductions.
The Branch Sales and Service increase of approximately $32 million was comprised of an increase in the Division's North American operations of $72 million and a decrease in its European operations of approximately $40 million (on December 23, 1998, the Company announced the recapitalization of its European operations resulting in the sale of 56% of the Company's equity interest in those operations. See equity in earnings of associated company below). The increase of $72 million for the North American operations is primarily due to increases in the oil collection, re-refining and automobile recovery business which benefited from (i) approximately $27 million of higher sales attributable to the acquisition of the First Recovery business on September 1, 1999, (ii) approximately $37 million of higher revenue at its used oil re-refineries, resulting primarily from higher prices attributable to an increase in crude oil commodity pricing and from an increase in sales volumes from the East Chicago, Indiana site, which was temporarily idled during approximately six weeks of fiscal 1999 while it corrected a remediation issue and (iii) approximately an $8 million net revenue increase in certain other lines of business. Revenues from the parts cleaner services line of business declined, continuing a trend, which the Company believes results from sales to a maturing market. Revenues in other lines of business in the Division had relatively unchanged results.

OPERATING  EXPENSES

The increase in operating expenses of approximately $148 million was primarily attributable to Branch Sales and Service.

Chemical Services operating expenses increased substantially as a percent of revenue in fiscal 2000. This increase was largely due to (i) lower operating margins at the Pinewood facility which, as discussed above, accrued for all of its remaining site closure and post-closure cost targets in view of the accounting associated with the assumption that there will probably not be significant additional waste disposal activity at the facility and (ii) lower margins at the harbor dredging operations as a result of declining revenues while many operating expenses continued.

Branch Sales and Service operating expenses increased primarily due to (i) approximately $25 million of unusually large charges to earnings to adjust for amounts related to its parts cleaner equipment and the effect of increasing its reserve for obsolete inventory, (ii) approximately $20 million of higher costs associated with the oil re-refinery business consistent with the higher commodity pricing and volumes discussed above, (iii) approximately $20 million of higher costs due to the First Recovery acquisition, (iv) other increases such as disposal costs resulting from the requirement to use internal waste disposal facilities during part of fiscal 2000, even when lower-cost external options were available, (v) higher fuel and maintenance costs due to the age of the transportation fleet and increased fuel prices, and (vi) higher labor and fringe benefit costs. These increases were reduced by approximately $25 million related to the European operations, which were no longer consolidated in fiscal 2000.

SELLING,  GENERAL  AND  ADMINISTRATIVE  EXPENSES

The increase in selling, general and administrative expenses of approximately $77 million is primarily due to approximately $65 million of additional bad debts expense, approximately $7 million related to the internal accounting review, related audits and the various investigations of the Company's financial results and approximately $5 million of other increased expenses.

DEPRECIATION  AND  AMORTIZATION  EXPENSE

Depreciation and amortization expense increased by approximately $8 million primarily due to a change in the estimated lives in 2000 of certain of the equipment at customers in the Branch Sales and Service Division.

IMPAIRMENT  AND  OTHER  CHARGES

2000 impairment charges of approximately $368 million were primarily related to the Bankruptcy filing in June 2000 and consists of the following ($ in millions):


        Service centers and landfills related to Western operations      $118
        Other landfills and incinerators                                  119
        Harbor facility - closed                                           23
        Pinewood                                                           16
        Other facilities                                                   92
           Totals                                                        $368
                                                                         ====

The amounts shown as related to Western operations relates to facilities which are located in the Western area of the United States. Their markets have been adversely affected by competitive conditions, including over supply of available services, which have limited the Company's ability to increase prices to recover increased costs, including those related to new environmental regulations.

Included in other landfills and incinerators is an incinerator constructed to burn contaminated soils. Although significant revenue resulted from unusual events in 1999 and 2000, the general level of demand for these services has and is expected to continue to decline. In addition, new environmental regulations are projected to significantly increase capital expenditures and operating costs in the future. Also included in other landfills and incinerators is a landfill, which has been the primary disposal site for the soil burned at the Company owned incinerator. The projected declines in volumes generated at the incinerator are projected to have an adverse effect on volumes at the landfill.

As discussed in Note 12, the Pinewood facility has been the subject of lengthy, complex and protracted legal proceedings. The Company recorded an impairment charge related to Pinewood in 1997 as a result of the projected effects of adverse legal developments in that year. On the basis of the additional adverse outcomes of these proceedings, the Company has concluded that it would be imprudent to assume that this facility will be able to generate any significant future revenue. Accordingly, an additional charge has been recorded for the impairment of the remaining net book value of fixed assets at the Pinewood facility. Appropriate reserves for closure and post-closure costs at Pinewood have been fully provided and included in operating costs.

CONSOLIDATED  INTEREST  EXPENSE

Interest expense during fiscal 2000 of approximately $142 million decreased $44 million from approximately $186 million during fiscal 1999. Interest expense decreased primarily because contractual interest expense of approximately $60 million on pre-petition domestic funded debt attributable to the period from the date of filing to August 31, 2000 has not been accrued in the Consolidated Financial Statements in accordance with SOP 90-7. Prior to the date of filing, the additional borrowings incurred under the Senior Credit Facility needed to fund the Company's negative cash flow from operations through that date resulted in additional interest expense over fiscal 1999.

CONSOLIDATED  DERIVATIVE  GAINS  (LOSSES)

The net market value of certain derivative contracts used for trading purposes increased $.7 million during 2000 compared with a decline of $5.9 million during 1999. There are no outstanding derivative contacts as of August 31, 2000. See Note 2 to the Consolidated Financial Statements regarding the impact of accounting for derivative transactions on the restatement of the 1997 through 1999 Consolidated Financial Statements.

CONSOLIDATED  EQUITY  IN  EARNINGS  OF  ASSOCIATED  COMPANIES

On August 11, 2000, the Company completed the sale of its remaining 44% interest in its European operations. The Company received approximately $34 million in cash and, subject to contingencies, approximately $1 million in deferred payments. From these proceeds and the proceeds of the sale of the Company's Rosemount facility, approximately $19 million was paid to the Company's pre-petition lenders in the Credit Facility as an adequate protection payment related to the security interest in both of these assets held by such lenders. These payments are classified as a reduction in the "Liabilities Subject to Compromise" associated with these lenders in the Consolidated Financial Statements at August 31, 2000.

Equity in associated companies during fiscal 2000 reflects the Company's share of the results of operations attributable to the Company's 44% interest in its European operations from September 1, 1999 to August 11, 2000, the date of sale of the Company's remaining interest.

On December 23, 1998, the Company announced the recapitalization of its European operations resulting in the sale of 56% of the Company's equity interest in those operations. Equity in associated companies during fiscal 1999 reflect the Company's share attributable to the Company's remaining 44% interest in the results of its European operations.

CONSOLIDATED  REORGANIZATION  ITEMS

Reorganization items as reported in the accompanying fiscal 2000 statement of operations are comprised of income, expense and loss items that were realized or incurred by the Debtors as a direct result of the Company's decision to reorganize under Chapter 11. Reorganization items were as follows ($ in thousands):

Write-off of deferred financing costs related to pre-petition domestic
borrowings                                                              $41,533
Professional  fees  directly  related  to  the  filing                   15,297
Amortization  of  DIP  financing  costs                                     498
Losses  on  early  termination  of  qualifying  hedge  contracts          3,400
Rejected  operating  leases                                                 532
Interest  earned  on  cash  accumulated  during  Chapter  11               (337)
                                                                        --------
                                                                        $60,923
                                                                        ========

CONSOLIDATED  INCOME  TAXES

At August 31, 2000, the Company had net operating loss carryforwards for U.S. federal income tax purposes of approximately $802 million expiring in the years 2006 through 2020. The Company cannot currently conclude that it will likely realize all the benefits of these loss carryforwards and an appropriate valuation allowance has been established. The income tax provision reflects state and foreign taxes payable of approximately $5 million, plus other net deferred tax expenses of approximately $8 million. Implementation of a plan of reorganization will likely reduce the availability of some or all of these net operating loss carryforwards.

FISCAL  1999  COMPARED  TO  FISCAL  1998
----------------------------------------

CONSOLIDATED  OPERATING  INCOME  (LOSS)

EBITDA totaled approximately $175 million in fiscal 1999 versus EBITDA of approximately $169 million in fiscal 1998, an increase of approximately $6 million. Of this increase, consolidated revenue increased by approximately $451 million, consolidated operating expenses increased by approximately $381 million and consolidated selling, general and administrative expenses increased by approximately $64 million. Depreciation and amortization expense increased by approximately $51 million. Impairment and other charges decreased by approximately $54 million.

REVENUE

The increase in revenue is primarily due to the inclusion of the results of operations of the Old Safety-Kleen purchased in April 1998 for twelve months in fiscal 1999 and five months in fiscal 1998.

OPERATING  EXPENSE

The increase in operating expense is primarily due to the inclusion of the results of operations of the Old Safety-Kleen business purchased in April 1998 for twelve months in fiscal 1999 and five months in fiscal 1998.

SELLING,  GENERAL  AND  ADMINISTRATIVE  EXPENSE

The increase in selling, general and administrative expense is primarily due to the inclusion of the results of operations of the Old Safety-Kleen business purchased in April 1998 for twelve months in fiscal 1999 and five months in fiscal 1998.

DEPRECIATION  AND  AMORTIZATION  EXPENSE

The increase in depreciation and amortization expense is primarily due to the inclusion of the results of operations of the Old Safety-Kleen purchased in April 1998 for twelve months in fiscal 1999 and five months in fiscal 1998.

IMPAIRMENT  AND  OTHER  CHARGES

1999 impairment charges of approximately $11 million were primarily related to decisions made by management as a result of changes in business conditions or legal issues. This amount represents the write-down of property, plant and equipment.

CONSOLIDATED  INTEREST  EXPENSE

Interest expense during fiscal 1999 of approximately $186 million increased $66 million from approximately $120 million during fiscal 1998 primarily due to the incremental debt required to finance the acquisition of the Old Safety-Kleen business being outstanding for a full year in fiscal 1999 as compared to five months in fiscal 1998.

CONSOLIDATED  DERIVATIVE  GAINS  (LOSSES)

The net market value of certain derivative contracts used for trading purposes declined by $5.9 million during 1999 and $1.2 million during 1998. See Note 2 to the Consolidated Financial Statements regarding the impact of accounting for derivative transactions on the restatement of the 1997 through 1999 Consolidated Financial Statements.

CONSOLIDATED  EQUITY  IN  EARNINGS  OF  ASSOCIATED  COMPANIES

On December 23, 1998, the Company announced the recapitalization of its European operations resulting in the sale of 56% of the Company's equity interest in those operations. Equity in associated companies during fiscal 1999 reflects the Company's share attributable to the Company's remaining 44% interest in the results of its European operations.

CONSOLIDATED  INCOME  TAXES

The income tax provision reflects state and foreign taxes payable of approximately $10 million, plus other net deferred tax expenses of approximately $29 million.

FISCAL  1998  COMPARED  TO  FISCAL  1997
----------------------------------------

CONSOLIDATED  OPERATING  INCOME  (LOSS)

EBITDA totaled approximately $169 million in fiscal 1998 versus EBITDA of approximately $26 million in fiscal 1997, an increase of approximately $143 million. Of this increase, consolidated revenue increased by approximately $531 million, consolidated operating expenses increased by approximately $330 million and consolidated selling, general and administrative expenses increased by approximately $58 million. Depreciation and amortization expenses increased by approximately $39 million. Impairment and other charges decreased by approximately $188 million.

REVENUE

The increase in revenue is primarily due to the inclusion of the results of operation of the Old Safety-Kleen business purchased in April 1998 and the inclusion of the results of operation of the Rollins business purchased in May 1997 for twelve months in fiscal 1998 and three and a half months in fiscal 1997.

OPERATING  EXPENSE

The increase in operating expense is primarily due to the inclusion of the results of operation of the Old Safety-Kleen business purchased in April 1998 and the inclusion of the results of operation of the Rollins business purchased in May 1997 for twelve months in fiscal 1998 and three and a half months in fiscal 1997.

SELLING,  GENERAL  AND  ADMINISTRATIVE  EXPENSE

The increase in selling, general and administrative expense is primarily due to the inclusion of the results of operation of the Old Safety-Kleen business purchased in April 1998 and the inclusion of the results of operation of the Rollins business purchased in May 1997 for twelve months in fiscal 1998 and three and a half months in fiscal 1997.

DEPRECIATION  AND  AMORTIZATION  EXPENSE

The increase in depreciation and amortization expense is primarily due to the inclusion of the results of operation of the Old Safety-Kleen business purchased in April 1998 and the inclusion of the results of operation of the Rollins business purchased in May 1997 for twelve months in fiscal 1998 and three and a half months in fiscal 1997.

IMPAIRMENT  AND  OTHER  CHARGES

1998 impairment charges of approximately $65 million were related to the effects of acquisitions and other factors.

The impairment and other charges in 1998 resulting from effects of acquisitions relate primarily to decisions to close additional Company facilities in response to effects of the Rollins Acquisition which were not identified in 1997. Of this amount, approximately $28 million represents the write-down of property, plant and equipment, intangible and other assets and approximately $14 million represents the establishment of closure and post-closure reserves and other liabilities. Approximately $37 million of these charges relates to the closure of the Roebuck, South Carolina incineration facility.

The impairment and other charges in 1998 resulting from other factors relate to decisions made by management as a result of changes in business conditions or legal issues. Of this amount, approximately $16 million represents the write-down of property, plant and equipment, intangible and other assets and approximately $7 million represents the establishment of closure and post-closure reserves and other liabilities.

CONSOLIDATED  INTEREST  EXPENSE

Interest expense during fiscal 1998 of approximately $120 million increased $75 million from approximately $45 million during fiscal 1997 primarily due to the incremental debt required to finance the acquisition of the Old Safety-Kleen business beginning in April 1998 and the incremental debt required to finance the Rollins transaction in May 1997, which was outstanding for a full year in fiscal 1998.

CONSOLIDATED  DERIVATIVE  GAINS  (LOSSES)

The net market value of certain derivative contracts used for trading purposes declined by approximately $1.2 million during fiscal 1998 and $1.4 million during fiscal 1997. See Note 2 to the Consolidated Financial Statements regarding the impact of accounting for derivative transactions on the restatement of the 1997 through 1999 Consolidated Financial Statements.

CONSOLIDATED  INCOME  TAXES

The income tax provision reflects state and foreign taxes payable of approximately $6 million, plus other net deferred tax credits of approximately $45 million.

LIQUIDITY  AND  CAPITAL  RESOURCES

BANKRUPTCY

The matters described under this caption "Liquidity and Capital Resources", to the extent that they relate to future events or expectations, may be significantly affected by the Chapter 11 proceedings. These proceedings will involve, or result in, (i) various restrictions on the Company's activities, (ii) limitations on financing, (iii) the need to obtain Bankruptcy Court approval for various matters and (iv) uncertainty as to relationships with vendors, suppliers, customers and others with whom the Company may conduct or seek to conduct business.

CASH  AND  CASH  EQUIVALENTS

The Company's primary sources of liquidity are cash flows from operations, existing cash, proceeds from the sale of non-core assets and businesses and the DIP Facility.

Subsequent to August 31, 2000 and through the date of this filing, the Company's cash balances increased. As of the date of this filing, the total cash balances were in excess of $75 million for the Company's United States operations and in excess of $35 million (USD) for the Company's Canadian operations. In addition, as of the date of this filing and as described below, the Company has $81 million of remaining cash borrowing availability of which up to $16 million of letter of credit availability remains under the terms of its DIP Facility. The Company currently plans to use a substantial portion of this liquidity to meet its operating, capital expenditure, financial assurance and environmental liability requirements. The Company has begun to negotiate an increase in the availability under the DIP Facility to accommodate expected letter of credit needs related to financial assurance requirements. While the Company believes it has sufficient cash and credit to meet its current operating, capital and environmental liability requirements, there may be additional financing required to meet all of the Company's needs and there can be no assurance that any such additional financing will be obtained.

CASH  FLOWS  FROM  OPERATIONS

During fiscal 2000, net cash used by operations was approximately $59 million compared to net cash provided by operations of approximately $19 million in the prior year resulting in a decrease in cash flow from operations of $78 million. This decrease is largely attributable to the period from September 1, 1999 to the date of the Chapter 11 filing, June 9, 2000. During this period, the Company experienced increased operating costs and a continuing deterioration in the accounts receivable aging due to the Company's billing and cash application system and process difficulties. Between the date of the Chapter 11 filing and August 31, 2000, the Company generated positive cash flow from operations largely due to the effect of the bankruptcy restrictions on the payment of the Company's pre-petition trade liabilities and debt service, while the Company established new post-petition trade credit.

Since August 31, 2000, the Company believes its consolidated net cash flows from operations have improved because of increased collections of trade accounts receivable due to expanded collection efforts and certain system and process improvements, including cash application procedures. However, consolidated net cash flows from operations subsequent to August 31, 2000 will (i) not likely continue to benefit from significant new post-petition trade credit, (ii) need to accommodate substantially increased costs to replace certain financial assurance programs, (iii) need to fund the significant professional fees and other costs directly related to the Chapter 11 filing, the investigations of its previously reported financial results, the internal accounting review and the related audits, (iv) could be effected by the potential loss of "event-based" business in the Chemical Services Division and (v) need to fund the cash requirements for the deactivation and closure of certain facilities.

CASH  FLOWS  FROM  INVESTING  ACTIVITIES

The Company operates in an industry that requires a high level of capital investment. The Company's capital investment requirements primarily relate to
(i) trucks and other vehicles, (ii) equipment at customer locations (iii) computer related technology, (iv) equipment at waste collection and disposal facilities, and (v) construction and expansion of its landfill sites.

Capital expenditures, excluding business acquisitions, decreased to approximately $53 million in fiscal 2000 from approximately $72 million in fiscal 1999 primarily due to the deferral of non-essential capital expenditures. In fiscal 2001, the Company will continue to defer non-essential capital expenditures. In fiscal 2002 and beyond, the Company expects capital expenditure requirements to significantly increase over the spending levels of fiscal 2000 and 2001, primarily due to a return to more normal operating requirements and the need to comply with new regulatory requirements for incinerators. In addition, the Company expects to upgrade certain of the Company's Branch Sales and Service transportation fleet and oil re-refining facilities in fiscal 2001 and beyond.

DIP  FACILITY

On July 19, 2000, the Bankruptcy Court granted final approval of a one-year $100 million Revolving Credit Term Loan and Guaranty Agreement underwritten by the Toronto Dominion Bank as general administrative agent and the CIT Group, Inc. as collateral agent (the "DIP Facility") with sublimits for letters of credit of $35 million. Unless extended again, the DIP Facility has been amended to expire on the earlier of January 31, 2002 or the effective date of the plan of reorganization.

Proceeds from the DIP Facility may be used to fund post-petition working capital and for other general corporate purposes during the term of the DIP Facility and to pay certain pre-petition claims, including those of critical vendors. The $35 million sublimit on letters of credit is further stratified into $15 million available for auto liability, general liability and workers' compensation insurance for fiscal year 2001; $15 million for bonding; and $5 million for limited corporate purposes. When certain prospective financial information is available, the Company has agreed to discuss modifications to the DIP Facility to include financial covenants, including capital expenditure limitations. As of the date of this filing, no amounts have been drawn on the DIP Facility and $19 million of letters of credit have been issued. The Debtors are jointly and severally liable under the DIP Facility.

The DIP Facility benefits from superpriority claims status as provided for under the Bankruptcy Code. Under the Bankruptcy Code, a superpriority claim is senior to unsecured pre-petition claims and all other administrative expenses incurred in a Chapter 11 case. As security, the DIP Facility lenders were granted certain priority, perfected liens on certain of the Debtors' assets. Pursuant to the final order approving the DIP Facility, such liens are not subordinate to or pari passu with any other lien or security interest. Borrowings under the DIP Facility are priced at LIBOR plus 3% or prime plus 1% depending on the nature of the borrowings. Letters of credit are priced at 3% per annum (plus a fronting fee of 0.25% to the Agent) on the outstanding face amount of each letter of credit. In addition, the Company pays a commitment fee of 0.50% per annum on the unused amount of the DIP Facility, payable monthly in arrears.
Subsequent to August 31, 2000, the Company failed to comply with certain affirmative covenants, primarily related to providing audited financial statements by specified dates, for which waivers of non-compliance have been received as of June 22, 2001. As of the date of this filing the Company is in compliance with the terms of the DIP Facility.

As part of the Chapter 11 proceedings, in connection with the development of a plan of reorganization, the Company, from time to time, has and will continue to evaluate alternative strategies, including any and all proposals designed to maximize the value of the Debtors. In connection with a recent amendment to the DIP Facility, the Company will prepare a Chemical Services marketing book and will begin distribution to potential acquirors or strategic partners by August 31, 2001. The Company's corporate restructuring advisor, Lazard Freres & Co. LLC, will assist in this effort.

FINANCIAL  ASSURANCE

As more fully described below and in Part I, Item 1. - Business, the Company no longer has compliant financial assurance for many of its facilities and is required pursuant to the provisions of the CAFO to obtain such financial assurances with respect to certain facilities by July 31, 2001 and by September 30, 2001 for the remaining facilities. The Company is currently negotiating the terms of such financial assurance with various providers. The terms of such financial assurance will likely include the requirement for the Company to issue letters of credit to secure a substantial portion of the necessary coverage and will likely consume a substantial portion of the current availability under the DIP Facility. The Company is currently assessing any necessary amendments to its current DIP Facility that will be required. There is no assurance that the Company will obtain the required amendments to the DIP Facility. On June 15, 2001, the Company was notified that Toronto Dominion (Texas), Inc., also the general administrative agent of the DIP Facility, was authorized to issue up to $30 million of letters of credit towards the amount required by the Debtors' effort to replace Frontier Insurance Company as a provider of environmental financial assurance with respect to certain of the Company's facilities. In addition to this amount, the Company believes that it will need to arrange for additional letters of credit to support its financial assurance requirements. On June 20, 2001, the Company and its affected subsidiaries filed a motion in Bankruptcy Court seeking approval of a transaction that will result in the replacement of Frontier at 100 facilities.

INFLATION  AND  COMMODITY  PRICE  RISKS

During the periods presented herein, the Company's business has not been and is not expected in the near future to be significantly affected by inflation.

The Company operates a large fleet of vehicles in order to transport products and waste streams. The Company also purchases petroleum and petroleum waste products for processing in its oil re-refining operations. As a result, the Company is exposed to fluctuations in both revenues and expenses as a result of potential changes in the price of petroleum products. The Company believes that its oil business creates a partial hedge against the risk of increased fuel expense that might result from an increase in petroleum prices. While the Company does not use derivative contracts to hedge its petroleum price risk, it does enter into volume discount arrangements to purchase fuel for its fleet.

RECENT  ACCOUNTING  DEVELOPMENTS

In February 2001, the Financial Accounting Standards Board ("FASB") released a revised exposure draft for a proposed SFAS, "Business Combinations and Intangible Assets - Accounting for Goodwill." The proposed standards would, among other requirements, (i) prohibit the use of the pooling-of-interests method of accounting for business combinations, (ii) require that goodwill not be amortized in any circumstance, and (iii) require that goodwill be tested for impairment annually or when events or circumstances occur between annual tests indicating that goodwill of a reporting unit might be impaired. The proposed standards would establish a new method of testing goodwill for impairment. The FASB has recently set transition provisions and the FASB plans to issue the final standards in July 2001. The proposed standards would take full effect in fiscal 2003. The provisions of any final standards could differ from those reflected in the exposure draft; as a result, the actual application of any final standard could result in different effects than those described above. The Company has not tested goodwill for impairment under the proposed standards.

FACTORS  THAT  MAY  AFFECT  FUTURE  RESULTS

The provisions of the Private Securities Litigation Reform Act of 1995 (the "Act") provide companies with a "safe harbor" when making forward-looking statements. This "safe harbor" encourages companies to provide prospective information about their companies without fear of litigation. The Company wishes to take advantage of the "safe harbor" provisions of the Act and is including this section in its Annual Report on Form 10-K/A in order to do so. Statements that are not historical facts, including statements about management's expectations for fiscal year 2001 and beyond, are forward-looking statements and involve various risks and uncertainties. Factors that could cause the Company's actual results to differ materially from management's projections, forecasts, estimates and expectations include, but are not limited to, the following:

UNCERTAINTIES  RELATING  TO  THE  COMPANY'S  INTERNAL  CONTROLS

The current management team has identified numerous issues that will be critical to a successful reorganization. In addition to these efforts, and as part of the comprehensive internal review of its accounting records conducted in connection with the restatement process, the Company identified material deficiencies in many of its financial systems, processes and related internal controls and commenced a long-term program to correct these conditions. During October 2000, Arthur Andersen LLP reported to the Audit Committee of the Board of Directors that the Company had certain material weaknesses in its internal controls and that these conditions would be considered in determining the nature, timing and extent of their audit tests for fiscal years 1997 through 2000.

During the last twelve months, the Company contracted with outside accountants, including accountants from Arthur Andersen LLP, and other professionals to provide significant non-audit assistance to the Company's corporate and field accounting personnel with the account analysis, financial reporting systems and project management support necessary to prepare the Company's fiscal 1997 to 2000 Consolidated Financial Statements, related disclosures and other information requirements of this Form 10-K/A. During this same period, the Company began taking steps to develop a comprehensive program that, over time, will establish a satisfactory system of internal controls and a timely and reliable financial reporting process. As part of this program, a comprehensive review has begun of the process-flow and related controls surrounding all major transaction cycles starting with the transaction's origination at both field and corporate locations. As discussed more fully in the notes to the Consolidated Financial Statements, the Company has now identified and implemented accounting policies that current Company management and the Company's new independent public accountants believe conform with generally accepted accounting principles for use in its financial reporting. In addition, the program will complete the development and implementation of the required internal policies and processes regarding all major general ledger accounts and related internal controls. An evaluation of the Company's system needs, including among other things, those related to its general ledger and financial reporting, is in progress.

During this period, the Company has hired a new Chief Financial Officer, a new Corporate Controller, two division senior financial officers and a senior division controller, that collectively have over 100 years of relevant experience in directing, maintaining, monitoring, controlling, and preparing the books and records and financial statements for major corporations. In addition, the Company has hired numerous other experienced accounting, financial reporting, information technology and management personnel, including among others, two senior credit and collections managers, a senior information technology manager, an experienced payroll manager and several experienced corporate accounting and reporting department managers. Many of the new hires are certified public accountants and most have experience in business environments involving the record keeping and internal control requirements applicable to SEC registrants. These individuals will serve as the core financial leadership to complete the Company's program, including management and oversight of the Company's accounting and finance staffing and organization.

The Company will continue to utilize substantial internal and supplemental external resources until it is satisfied that its internal controls no longer contain material weaknesses and it is capable of preparing timely and reliable financial reporting. Significant additional hours of contract non-audit outside accounting consultants will be required to assist the Company in its preparation of the quarterly and other financial reporting requirements for fiscal 2001. The Company is currently in the process of updating its fiscal 2001 general ledger system for the voluminous number of adjusting journal entries resulting from its internal accounting review through August 31, 2000. In addition to updating its general ledgers, the Company is reviewing its accounting records for the first three quarters of fiscal 2001, including the effects of applying any changes to its accounting policies from the fiscal 1997 to 2000 review to its current results. A substantial portion of this supplemental effort has begun. Accordingly, the Company will incur significant costs and require extraordinary efforts to close its books at each interim and annual period in order to produce reliable financial statements.

The Company continues the process of correcting these conditions by filling key financial accounting and reporting positions in the organization, adding information technology controls and improving its financial systems and processes. The Company cannot estimate, at this time, how long it will take to completely develop and establish an adequate internal control environment.

UNCERTAINTIES  RELATING  TO  BANKRUPTCY  PROCEEDINGS

The Company's future results are dependent upon the Company successfully confirming and implementing a plan of reorganization. The Company has not yet submitted such a plan to a Bankruptcy Court for approval and cannot make any assurance that it will be able to obtain any such approval in a timely manner. Failure to obtain this approval in a timely manner could adversely affect the Company's operating results, as the Company's ability to obtain financing to fund its operations and its relations with its customers may be harmed by protracted bankruptcy proceedings. Furthermore, the Company cannot predict the ultimate amount of all settlement terms for the liabilities of the Company that will be subject to a plan of reorganization. As of May 18, 2001, proofs of claim in the approximate amount of $174 billion have been filed against the Company and its affiliates by among others, secured creditors, unsecured creditors and security holders. The Company believes that the amount of these claims that are in excess of the $2.5 billion in accrued liabilities recorded in the Consolidated Financial Statements as of August 31, 2000 as "Liabilities subject to compromise" are duplicative or without merit and will not have a material effect on the Consolidated Financial Statements. The Company is in the process of reviewing the proofs of claim and once this process is complete, will file appropriate objections to the claims in the Bankruptcy Court. Once a plan of reorganization is approved and implemented, the Company's operating results may be adversely affected by the possible reluctance of prospective lenders and customers to do business with a company that recently emerged from bankruptcy proceedings. The Company believes that its revenue since the date of filing, particularly with respect to "event-based" business in the Chemical Services Division which generally requires bonding not currently available to the Company, is being adversely impacted by the Chapter 11 Cases.

EFFECT  OF  LAIDLAW'S  FINANCIAL  SITUATION  ON  THE  COMPANY

On May 18, 2000, Laidlaw announced that its Board of Directors had declared an interest payment moratorium on all advances under the Laidlaw syndicated bank facility and on all outstanding public debt of Laidlaw and Laidlaw One, Inc.
Certain debt holders included in the moratorium have commenced actions to attempt to recover amounts alleged to be owed to them and other debt holders subject to the moratorium may also commence similar actions. The Company cannot predict the impact, if any, this moratorium and any related circumstances will have on the Company's ability to collect upon Laidlaw's indemnification, guaranty and other contractual obligations to the Company, which are described in Item 13 of Part III (Certain Relationships and Related Transactions).

On June 28, 2001, Laidlaw Inc. and five of its subsidiary holding companies - Laidlaw Investments Ltd., Laidlaw International Finance Corporation, Laidlaw One, Inc., Laidlaw Transportation, Inc. and Laidlaw USA, Inc. (collectively, "Laidlaw") filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Western District of New York. On the same day, Laidlaw Inc. and Laidlaw Investments Ltd. filed cases under the Canada Companies' Creditors Arrangement Act ("CCAA") in the Ontario Superior Court of Justice in Toronto, Ontario. As a result of Laidlaw's filings, claims and causes of action the Company may have against Laidlaw may be subject to compromise in Laidlaw's Chapter 11 proceedings or CCAA proceedings.

LEVERAGE

The Company is currently in default under its senior debt obligations, which are substantial. During the pendency of its bankruptcy proceedings, the Company may only obtain additional debt financing with the approval of the Bankruptcy Court, and has already obtained $100 million in such debt financing through the DIP
Facility discussed above. To date, there have been no cash borrowings against this $100 million facility. As of the date of this filing, two letters of credit in the aggregate amount of $19 million has been issued under the DIP Facility. The total remaining credit available under the DIP Facility is $81 million, of which $16 million is available for letters of credit. Depending on the resolution of its bankruptcy proceedings and the plan of reorganization adopted, the Company could emerge from bankruptcy highly leveraged with substantial debt service obligations, including, as discussed above, obligations or commitments regarding financial assurance requirements. Thus the Company is particularly susceptible to adverse changes in its industry, the economy and the financial markets. In addition, the Company's ability to obtain additional debt financing may be limited by restrictive covenants under the terms of credit agreements and any other debt instruments. Those limits on financing may restrict the Company's ability to service its debt obligations through additional debt financing if cash flow from operations is insufficient to service such obligations. Unless amended, the DIP Facility, matures on the earlier of January 31, 2002, or the effective date of a plan of reorganization.

ENVIRONMENTAL  REGULATION  AND  LEGAL  PROCEEDINGS

As described in Part I, Item I. Business, the Company's operations are subject to certain federal, state, and local requirements, which regulate health, safety, environment, zoning and land-use. Operating and other permits are generally required for incinerators, landfills, transfer and storage facilities, certain collection vehicles, storage tanks and other facilities owned or operated by the Company, and these permits are subject to revocation, modification and renewal. Although the Company believes that its facilities meet federal, state and local requirements in all material respects (except for financial assurance matters described below) and have all of the required operating and other permits, it may be necessary to expend considerable time, effort and money to keep existing or acquired facilities in compliance with applicable requirements, including new regulations, and to maintain existing permits and approvals and to obtain the permits and approvals necessary to increase their capacity.

As discussed in "Regulation - Clean Air Act," the Company's United States-based hazardous waste incinerators must be in compliance with EPA's MACT and other compliance rules by September 30, 2002, or by September 30, 2003, should the U.S. EPA and/or state regulatory agency agree to a one-time/one-year compliance deadline extension. These costs, primarily capital expenditures, are currently estimated to be at least $23 million.

The Company's mineral spirits solvent-based parts washer business could be adversely affected by volatile organic hydrocarbon emission restrictions, imposed upon this segment of the Company's business by local and/or state Air Pollution Control Agencies, in ozone non-attainment areas, such as certain portions of California, Houston, Texas and similar areas.

CERCLA imposes liability for the cost of cleanup of sites from which there is a release or threatened release of a hazardous substance into the environment on generators and transporters as well as current and former owners and operators of such sites. Substantial costs are involved in a CERCLA cleanup and there is difficulty in obtaining insurance for environmental impairment liability. As is discussed in Part I, Item 1. Business and item 3. Legal Proceedings, the Company currently has exposure relating to certain specific CERCLA matters. Such liability for these specific and other currently unknown matters could have a material impact on the Company's business, financial condition and future prospects.

The Company is required to provide certain financial assurances with respect to certain statutorily required closure, post-closure and corrective action obligations related to various operating facilities. These financial assurances may take the form of insurance, guarantees, bonds, letters of credit or deposits of cash, to the extent acceptable to the United States, Canadian or other foreign, state, territorial, federal, provincial or local courts, executive offices, legislatures, governmental agencies or ministries, commissions or administrative, regulatory or self-regulatory authorities or instrumentalities ("Governmental Entities") requiring such assurances. There is no guarantee that the Company will be able to provide the required financial assurances. In addition, the U.S. Treasury Department's May 31, 2000 removal of Frontier from the Circular 570 list of acceptable sureties has created additional uncertainties for the Company. Frontier provided surety bonds that met slightly more than 50% of the Company's requirements for financial assurance. The Company has entered a consent agreement and final order with the EPA and is required to obtain alternative financial assurance by July 31, 2001 for some facilities and September 30, 2001 for the remaining facilities. There can be no assurance that the Company will be able to obtain compliant financial assurance for its facilities for which Frontier previously provided assurance within the deadline specified by the consent agreement and final order. In the event that the Company cannot obtain such assurance, the affected facilities may be required to cease accepting waste and commence closure and post-closure measures, which would adversely affect the Company's business. On June 1, 2001, the State of Texas notified Safety-Kleen and its affected subsidiaries that it intends to (i) seek substantial penalties for the failure to have compliant financial assurance, (ii) deny certain pending permit renewal and modification applications, and (iii) revoke the registration of some of the used oil facilities that Safety-Kleen and its subsidiaries operate in Texas. With one exception, Safety-Kleen and its subsidiaries will have the opportunity to assert defenses to these actions in various administrative and judicial proceedings. In the case of the exception, a permit modification, the application can be refiled once compliant financial assurance is obtained. Safety-Kleen and its subsidiaries expect to obtain compliant financial assurance at most or all of their Texas facilities before the administrative and/or judicial proceedings conclude. On June 15, 2001, the Company was notified that Toronto Dominion (Texas), Inc., also the general administrative agent of the DIP Facility, was authorized to issue up to $30 million of letters of credit towards the amount required by the Debtors' effort to replace Frontier Insurance Company as a provider of environmental financial assurance with respect to certain of the Company's facilities. In addition to this amount, the Company believes that it will need to arrange for additional letters of credit to support its financial assurance requirements. On June 20, 2001, Safety-Kleen and its affected subsidiaries filed a motion in Bankruptcy Court seeking approval of a transaction that will result in replacement of Frontier at 100 facilities.

A subsidiary of Safety-Kleen owns and operates a hazardous waste landfill in South Carolina. South Carolina law requires that hazardous waste facilities provide evidence of financial assurance for potential environmental cleanup and restoration in form and amount to be determined by the South Carolina Department of Health and Environmental Control. The subsidiary is currently required to establish and maintain a cash trust fund as financial assurance for potential environmental cleanup and restoration and to accumulate $133 million in 1994 dollars by 2004, to be funded by annual cash payments. To comply with the financial assurance requirements of the governing regulations, the subsidiary would have to presently pay approximately $82 million cash into the trust fund and fund the balance with cash over the next four years. The Company is a party to litigation concerning the enforcement of this requirement. In addition, pending the outcome of this litigation, the Company has suspended waste disposal at this facility. For a more detailed discussion see Part I, Item 3 "Legal Proceedings - Safety-Kleen (Pinewood), Inc." and Note 12 to the Company's Consolidated Financial Statements.

In addition to the costs of complying with environmental regulations, hazardous waste treatment companies generally are involved in legal proceedings in the ordinary course of business. Alleged failure by the Company to comply with laws and regulations may lead to the imposition of fines or the denial, revocation or delay of the renewal of permits and licenses by governmental entities. In addition, such Governmental Entities as well as surrounding landowners may claim that the Company is liable for environmental damages. Citizens groups have become increasingly active in challenging the grant or renewal of permits and licenses for hazardous waste facilities and responding to such challenges has further increased the costs associated with establishing new facilities or expanding current facilities. A significant judgment against the Company, the loss of a significant permit or license or the imposition of a significant fine could have a material adverse effect on the Company's business and future prospects. The Company is currently a party to various legal proceedings, as well as environmental proceedings, which have arisen in the ordinary course of its business.

The Company is a party to environmental and other litigation, claims and administrative proceedings arising out of its operations. For a more detailed discussion, see Part I, Item 3 "Legal Proceedings - Ville Mercier Facility, Marine Shale Processors, Lambton Hazardous Waste Landfill, RayGar Environmental Systems International Litigation, Federated Holdings, Inc. Litigation, Hudson County Improvement Authority Litigation, ECDC Environmental, L.C. Claim, Bryson Adams Litigation" and Note 12 to the Company's Consolidated Financial
Statements. The Company is unable to predict the outcome or impact of these matters and there can be no assurance that they will not have a material adverse effect on the Company and its operations.

The Company believes that many of the claims and litigation matters described above are subject to resolution in its Bankruptcy proceedings. The outcome of such proceedings are unknown and subject to a number of uncertainties as described above.

DISPOSAL  AND  OTHER  SUPPLY  ARRANGEMENTS

The Company has a contract that expires in 2005 with three cement kiln facilities. The contract provides the Company with an outlet for a significant portion of its hazardous waste-derived fuel and provides the other party with a fuel source to operate its cement kiln facilities.

The Company owns an interest in The ArmaKleen Company, a joint venture with Church and Dwight. ArmaKleen is the sole source for certain cleaning chemistry used primarily in the Company's Parts Cleaner Service business and also sold directly to customers as an industrial cleaner.

The Company purchases certain of its oil additive supplies from a relatively few providers. The supplies are used in the Company's re-refining operations in the formulation of its various lubrication products.

While the Company believes it has satisfactory relationships with each of these vendors, a loss of any of these relationships could have a material adverse effect on the future results of operations.

MATTERS  RELATED  TO  INVESTIGATION  OF  FINANCIAL  RESULTS

As discussed in greater detail in Part I, Item 3 "Legal Proceedings - Matters Related to Investigation of Financial Results" and Note 12 to the Company's Consolidated Financial Statements, the Company is a party to various claims filed by shareholders and bondholders of the Company on behalf of various alleged classes of Company shareholders and bondholders, asserting federal securities law claims against the Company and certain present and former officers and directors of the Company and Laidlaw Inc. These actions against the Company are subject to an automatic stay under the Bankruptcy Code during the pendency of the Company's bankruptcy proceedings.

The Company is the subject of ongoing investigations by the Securities and Exchange Commission and a grand jury sitting in the United States District Court for the Southern District of New York relating to the same matters. The Company has responded to subpoenas issued by the Securities and Exchange Commission and the grand jury and is cooperating with each of the investigations.

In addition to the above, two shareholder derivative lawsuits were filed on behalf of the Company against certain of its directors and former directors alleging breach of state law fiduciary duties by the defendants. These claims seek to recover damages on behalf of the Company against the director defendants in an unspecified amount as well as related relief. These actions are subject to an automatic stay under the Bankruptcy Code during the pendency of the Company's bankruptcy proceedings.

The Company is unable to predict the outcome or impact of these matters and there can be no assurance that they will not have a material adverse effect on the Company and its operations.


ITEM  7A.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

In the normal course of business, the Company is exposed to market risk including changes in interest rate risk and currency exchange rates.

Interest Rate Risk - At August 31, 2000, the Company had fixed and variable rate debt denominated in U.S. dollars, and variable rate debt denominated in Canadian dollars. Due to the uncertainty resulting from the Bankruptcy filings discussed in Item 1, the fair value of the Company's long-term debt as of August 31, 2000 is not determinable. The following table details the original maturities (at book value) and interest rate indices (including the default rate on the Senior Credit Facility) for all variable rate debt as of August 31, 2000, segregated between debt subject to compromise and debt not subject to compromise ($ in millions):

                                                     2001    2002    2003    2004    2005   THEREAFTER    TOTAL
                                                    ------  ------  ------  ------  ------  -----------  --------
Subject to compromise
---------------------
Senior Credit Facility dated April 3, 1998 ($U.S.)
     Tranche A (Prime Rate + 3.375%)                $120.1  $ 84.3  $ 84.2  $ 63.2  $   --  $        --  $  351.8
     Tranche B (Prime Rate + 3.75%)                    6.0     4.0     4.0    97.0   282.0           --     393.0
     Tranche C (Prime Rate + 5.00%)                    6.0     4.0     4.0     4.0    96.0        279.0     393.0
Revolving credit (Prime Rate + 3.375%)                  --      --      --   340.0      --           --     340.0
                                                    ------  ------  ------  ------  ------  -----------  --------
Subtotal domestic credit facility                    132.1    92.3    92.2   504.2   378.0        279.0   1,477.8
Promissory note dated May 15, 1997
    (6 month LIBOR )                                  10.0    10.0    40.0      --      --           --      60.0
                                                    ------  ------  ------  ------  ------  -----------  --------
Subtotal variable rate indebtedness subject to
Compromise(1)                                        142.1   102.3   132.2   504.2   378.0        279.0   1,537.8
                                                    ------  ------  ------  ------  ------  -----------  --------
Not subject to compromise
-------------------------
Canadian tranche of April 3, 1998, senior credit
Facility(2,3)                                         16.6    11.5    11.5     8.7      --           --      48.3
Canadian demand note(2)                               17.1      --      --      --      --           --      17.1
                                                    ------  ------  ------  ------  ------  -----------  --------
Subtotal Canadian denominated variable rate debt      33.7    11.5    11.5     8.7      --           --      65.4
                                                    ------  ------  ------  ------  ------  -----------  --------
Consolidated variable rate debt                     $175.8  $113.8  $143.7  $512.9  $378.0  $     279.0  $1,603.2
                                                    ======  ======  ======  ======  ======  ===========  ========

1 All debt subject to compromise is classified as such in the consolidated balance sheet. See Note 8 to the consolidated financial statements.

2    The  floating  interest  on  these  borrowings is based on Canadian prime +
     1.375 percent or the Canadian Bankers Acceptance rate + 2.375 percent. The interest rate applied is at the Company's discretion.

3 The Canadian tranche of the senior credit facility, while not subject to compromise, was in default at August 31, 2000, and is classified as current debt in the consolidated balance sheet.

The following table details the rates and maturities for all fixed rate debt, all of which is subject to compromise, as of August 31, 2000 ($ in millions):

                                                           2001   2002   2003   2004   2005   THEREAFTER   TOTAL
                                                           -----  -----  -----  -----  -----  -----------  ------
9.25% Senior Subordinated Notes due 2008                   $  --  $  --  $  --  $  --  $  --  $     325.0  $325.0
9.25% Senior Notes due 2009                                   --     --     --     --     --        225.0   225.0
Industrial revenue bonds with rates ranging from 6.0% to
7.75%                                                         --     --   15.7    2.0    2.0         71.2    90.9
Capital leases                                               0.6    0.6    0.6    0.6    0.5          5.2     8.1
Other                                                        2.8    0.5     --     --     --           --     3.3
                                                           -----  -----  -----  -----  -----  -----------  ------
Total fixed rate debt                                      $ 3.4  $ 1.1  $16.3  $ 2.6  $ 2.5  $     626.4  $652.3
                                                           =====  =====  =====  =====  =====  ===========  ======

The Company's Senior Credit Facility dated April 3, 1998, included provisions, which expired March 31, 2000, requiring the Company to obtain interest rate protection for a notional amount equal to at least 40 percent of Consolidated Total Funded Debt bearing variable interest. The Company entered into pay fixed swaps, in part, to satisfy this provision of the agreement. As discussed in
Note 14 of the notes to the consolidated financial statements, the Company entered into a number of other derivative transactions including interest rate swaps, swaptions, bond indexed equity swaps, and forward start swaps which were used for trading purposes. As of August 31, 1999, 1998 and 1997, the Company had derivative contracts outstanding with notional amounts of $2.2 billion, $968 million and $170 million, respectively. In March 2000, the Company's existing derivative contracts, including those entered into to satisfy interest rate protection requirements, were involuntarily terminated as a result of cross-default provisions between the Company's Senior Credit Facility and its International Swap Dealers Association Master Agreements. The notional amount of these contracts was $2.0 billion. As of August 31, 2000, the Company had no derivative transactions outstanding. See Note 14 of notes to the consolidated financial statements for detail of the Company's past derivative activity.

In June 2000, the Company entered into a $40 million debtor-in-possession credit agreement. In July 2000, the Company increased the amount that could be borrowed under that arrangement, including letters of credit, to $100 million. As of August 31, 2000, no amounts had been drawn under this agreement and $15.0 million of letters of credit had been issued. Any borrowings under this agreement will bear interest at LIBOR plus 3 percent or Prime plus 1 percent depending on the nature of the borrowings. See Note 8 of notes to the consolidated financial statements for further discussion of the debtor-in-possession credit agreement.

Currency Exchange Rate Risk - The Company's operations in Canada expose the Company to currency exchange rate risks. However, that risk is mitigated by the fact that only approximately 11% percent of the Company's revenues are generated in Canada. In addition, the Canadian assets are partially hedged naturally through Canadian denominated debt. Currently, the Company does not enter into any hedging arrangements to reduce this exposure. The Company is not aware of any facts or circumstances that would significantly impact such exposures in the near-term. If, however, there was a sustained decline of the Canadian dollar versus the U.S. dollar, then the consolidated financial statements could be adversely affected.

ITEM  8.      FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

     See the Consolidated Financial Statements of Safety-Kleen Corp. and subsidiaries included herein and listed on the Index to Financial Statements set forth in Item 14 (a) of this Form 10-K/A report.

QUARTERLY  FINANCIAL  INFORMATION  (UNAUDITED)

During the last twelve months, the Company contracted with outside accountants , including accountants from Arthur Andersen LLP, and other professionals to provide significant non-audit assistance to the Company's corporate and field accounting personnel with the account analysis, financial reporting systems and project management support necessary to prepare the Company's fiscal 1997 to 2000 Consolidated Financial Statements, related disclosures and other information requirements of this Form 10-K/A. This effort included a comprehensive review of substantially all of the accounts and resulted in a large number of adjustments affecting each of the respective periods. The impact of these adjustments on the annual financial statements is described in
Note 2 of the Consolidated Financial Statements. While the Company believes the adjustments have been reflected in the appropriate annual fiscal period, the Company has not undertaken the extraordinary effort and additional time and cost required to apply all of the adjustments to the appropriate interim fiscal quarter. Therefore, the quarterly financial information required by Item 302 of Regulation S-K has not been included in this filing. See "Uncertainties Relating to the Company's Internal Controls" include herein.

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     See  the Current Report on Form 8-K filed by the Company on August 8, 2000.

                                    PART III
                                    --------

ITEM  10.   DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The following sets forth certain information with respect to the executive officers of the Company:

Name                  Age                        Position Held
--------------------  ---  ----------------------------------------------------------
David E. Thomas, Jr.   43  Chief Executive Officer and Chairman of the Board
Grover C. Wrenn        58  President and Chief Operating Officer
Larry W. Singleton     50  Senior Vice President, Finance and Chief Financial Officer
Henry H. Taylor        57  Senior Vice President, General Counsel and Secretary
David M. Sprinkle      47  President Chemical Services Division
Roy D. Bullinger       52  President Branch Sales and Service Division

David E. Thomas was elected Chairman of the Board on May 4, 2000, and Chief Executive Officer on May 22, 2000. Mr. Thomas had been acting as Chief Executive Officer since March 6, 2000. Prior to that time, Mr. Thomas was the Senior Managing Director and the Head of the Investment Banking Group of Raymond James & Associates, Inc., an investment banking firm, since July 1996; from 1991 until July 1996, he was a Managing Director of Raymond James. Mr. Thomas also is a director of Reynolds, Smith and Hills, Inc., an engineering company. Mr. Thomas has been a director of the Company since June 1997. Mr. Thomas was a member of the Human Resources and Compensation Committee from June 24, 1997, until August 24, 2000. Mr. Thomas was the Chairman of the Executive Committee from February 2000 until May 2000, when the Committee was dissolved and has served as Chairman of the Special Committee (Investigation) since its formation in March 2000.

Grover C. Wrenn was elected President and Chief Operating Officer on May 22, 2000. He had been acting as President and Chief Operating Officer since March 6, 2000. Prior to that time, Mr. Wrenn was President and Chief Executive Officer of Accent Health, Inc., a health care information and media company, since June 1996; from April 1995 through December 1996, Mr. Wrenn was Chief Executive Officer of Strategic Diagnostics Inc. (listed on NASDAQ: SDIX) formerly EnSys Environmental Products, Inc.; and from 1991 through March 1995 he was President and Chief Executive Officer of Applied Bioscience International. Mr. Wrenn is a director of Strategic Diagnostics, Inc. and a Trustee of Eckerd College. Mr. Wrenn has been a director of the Company since June 1997. Mr. Wrenn was a member of the Special Committee relating to the sale of the Company (the "Special Committee (Sale)" from September 1999 until February 2000 when the Committee was dissolved, and is currently the Vice Chairman of the Special Committee (Investigation).

Larry W. Singleton, a CPA, became Senior Vice President and Chief Financial Officer on August 17, 2000. Mr. Singleton is a restructuring advisor who has served in various management and consulting roles to numerous companies during the last 17 years. From February 2000 through January 2001, Mr. Singleton served as an investment committee member to Revitalizacni Agentura, a.s., a subsidiary of the Czech Republic's national bank, formed to assist the Czech government in restructuring numerous industrial companies. Since May 1998, Mr. Singleton has been a consultant to minority shareholders of A. Duda & Sons, Inc., a privately owned diversified agribusiness and real estate company. In 1998 and 2000, Mr. Singleton served as an arbitrator in litigation involving contract disputes. From February 1999 to July 2000, Mr. Singleton served as the Executive Vice President of Gulf States Steel, Inc. of Alabama, a fully integrated steel mill where he assisted with Chapter 11 reorganization efforts, including arranging pre-filing debtor-in-possession financing and developing various business plans. During 1998, Mr. Singleton served as a member of the Board of Directors of Alliance Entertainment Corp., a wholesale distributor of pre-recorded music, where he joined the Board after Chapter 11 filing and assisted with reorganization efforts. From 1996 through 1998, Mr. Singleton served as Chief Executive Officer, President and Treasurer of New Energy Corporation of Indiana, an ethanol production facility where he assisted with the restructuring of the company without a bankruptcy filing. From 1995 through 1996, Mr. Singleton served as a consultant to Apollo Management, L.P., where he assisted in the financial evaluation and due diligence efforts in connection with the proposed acquisition of a European-based multinational security services company. During 1995, Mr. Singleton served as a consultant and acting Chief Financial Officer of Wellstream Company, L.P., a manufacturer of flexible pipe for the oil and gas industry where he assisted with the evaluation and ultimate sale of the company. From 1992 through 1995, Mr. Singleton served as a member of the Board of Directors, and previously, as Chief Financial Officer, of Alert Centre, Inc., a security services company where he assisted with Chapter 11 reorganization efforts.

Henry H. Taylor became Senior Vice President, General Counsel and Secretary of the Company on January 9, 2001. He had served as Vice President, General Counsel and Secretary of the Company since May 15, 1997. From September 1995 until May 1997, Mr. Taylor served as Vice President of Legal and Regulatory Affairs and Secretary of Laidlaw Environmental Services, Inc.

David M. Sprinkle became President Chemical Services Division of the Company in May 2000. Mr. Sprinkle has been employed by the Company or one of its subsidiaries for more than five years. Since August 1, 1995, prior to his promotion to President Chemical Services Division, he served in various capacities including, as Senior Vice President of Operations, Senior Vice President of the Eastern Division, Senior Vice President of the Southern
Division  and  Senior  Vice  President  of  Sales  and  Services.

Roy D. Bullinger became President of Branch Sales and Service Division of the Company in May 2000. Mr. Bullinger has been employed by the Company or one of its subsidiaries for more than five years. Prior to his promotion to President of Branch Sales and Service Division, Mr. Bullinger held the position of Senior Vice President Business Management.

                                    DIRECTORS OF THE REGISTRANT

CLASS I DIRECTORS - TERMS  TO  EXPIRE  AT  THE  2000  ANNUAL  MEETING.


Name, Present Position(s) and              Age        Principal Occupation or Employment During the Last Five Years,
Term With the Company                                               Directorships of Public Companies
-----------------------------------------  ---  --------------------------------------------------------------------------

Henry B. Tippie                             74  For more than five years, Mr. Tippie was Chairman of the Board and
Director of the Company since 1982              President of Tippie Services, a management services company. From
                                                April 2000 until February 26, 2001, he was Chairman of the Board of
                                                Rollins Truck Leasing Corp.  For more than five years prior, he was
                                                Chairman of the Executive Committee and Vice Chairman of the Board
                                                of Rollins Truck Leasing Corp.  Mr. Tippie also is a director of Matlack
                                                Systems, Inc., RPC, Inc., Marine Products Corporation and Rollins Inc.
                                                and he is the Chairman of the Board of Dover Downs Entertainment,
                                                Inc.  Mr. Tippie is the Chairman of the Audit Committee. Mr. Tippie was
                                                a member of Special Committee (Sale) from September 1999 until its dissolution in February 2000 and is currently a Member of the Special
                                                Committee (Investigation) of the Board.

James L. Wareham                            62  Mr. Wareham has been President of AK Steel Corporation, a steel
Director of the Company since June 1997         manufacturing company, since March 1997.  From 1993 until 1996, he was President of Wheeling-Pittsburgh Steel Corporation.  Mr. Wareham
                                                is a member of the Audit Committee and the Human Resources and
                                                Compensation Committee.

Peter E. Lengyel                            61  Since 1998, Mr. Lengyel has been a private investor. For more than
Director of the Company since March 2001        three years prior to that, he held Senior Executive positions at Bankers
                                                Trust Company, including Managing Director and Partner and Executive
                                                Vice President and Partner.


CLASS II DIRECTORS - TERMS TO EXPIRE AT THE 2001 ANNUAL MEETING.

Name, Present Position(s) and Term with    Age  Principal Occupation or Employment During the Last Five Years,
the Company                                     Directorships of Public Companies
-----------------------------------------  ---  --------------------------------------------------------------------------

John W. Rollins, Jr.                        58  From January 2000 through February 26, 2001, Mr. Rollins served as
Director of the Company since 1982              President and Chief Executive Officer and a director of Rollins Truck
                                                Leasing Corp.  Prior to January 2000, Mr. Rollins was  President and
                                                Chief Operating Officer and a director of Rollins Truck Leasing Corp for more than five years.  Mr. Rollins has also served as Chairman of the
                                                Board of Matlack Systems, Inc. for more than five years.  Mr. Rollins was Senior Vice Chairman of the Board of the Company from 1988 until
                                                May 15, 1997.  Mr. Rollins also is a director of Dover Downs
                                                Entertainment, Inc.  Mr. Rollins is a member of the Human Resources and Compensation Committee and served as its Chairman from
                                                October 5, 1999 until May 30, 2001.


Robert W. Luba                              59  Mr. Luba has been President of Luba Financial Inc. for
Director of the Company since March 1999        more than five years.  Mr. Luba is also a Director of Luba
                                                Financial Inc., ATS Automation Tooling Systems, Inc.,
                                                Franco-Nevada Mining Corporation, AIM Canada Group
                                                of Mutual Funds, Greenfield B.V., MDS Inc., Diabetogen
                                                Biosciences Inc., and Vincor International Inc.  Until
                                                December 2000, Mr. Luba was a Director of Working
                                                Ventures Canadian Fund Inc.  Mr. Luba is a member of
                                                the Audit Committee and the Human Resources and
                                                Compensation Committee.  Since May 30, 2001, Mr.
                                                Luba has been the Chairman of the Human Resources and
                                                Compensation Committee.  Mr. Luba was a member of
                                                Special Committee (Sale) from September 1999 until its
                                                dissolution in February 2000 and is currently a Member of
                                                the Special Committee (Investigation) of the Board.

Grover C. Wrenn                                 See "Executive Officers of the Registrant" above.
Director of the Company since July 1997


CLASS III DIRECTORS - TERMS  TO EXPIRE AT THE 2002 ANNUAL MEETING.

Name, Present Position(s) and              Age  Principal Occupation or Employment During the Last Five Years,
Term With the Company                           Directorships of Public Companies
-----------------------------------------  ---  --------------------------------------------------------------------------
David E. Thomas                                 See "Executive Officers of the Registrant" above.
Director of the Company since June 1997

Kenneth K. Chalmers                         71  Since 1997, Mr. Chalmers has been a business consultant and director of
Director of the Company since May 4, 2000       various organizations.  From 1994 to 1998, he served as a Trustee of First
                                                Union Real Estate Equity and Mortgage Investments. He is a member of the Board of Directors of Learning Insights, Inc., a publisher of interactive multimedia training and reference products.  From 1997 to
                                                1998, he was a director of Profile Systems, LLC, a provider of wireless data communications services.  He is an Advisory Board Member of
                                                Magnify, Inc. and Advisor to Paradigm Capital Ltd.  Mr. Chalmers also serves as a Director of Catholic Health Partners and Chairman of its
                                                Finance/Audit Committee.  He is Vice Chairman and Member of the
                                                Executive Committee of Catholic Heath Partners Foundation and Member
                                                of the Alumni Advisory Board of the Kellogg Graduate School of
                                                Management, Northwestern University.  Mr. Chalmers is a member of the
                                                Special Committee (Investigation) of the Board.


David W. Wallace                            77  Mr. Wallace served as the Chairman of the Board and CEO of Lone Star
Director of the Company since March 2001        Industries from January 1990 until November 1999.  Currently, he is
                                                President and a Trustee of the Robert R. Young Foundation and a
                                                member of the Board of Governors of The New York Hospital. He is also a member of the Board of Greenwich Hospital.  Mr. Wallace became a member of the Human Resources and Compensation Committee on May
                                                30, 2001.

Ronald A. Rittenmeyer                       53  Since January 1, 2001, Mr. Rittenmeyer has been the Plan Administrator
Director of the Company since April 17,         for AFD Fund. From February 14, 2000, through January 1, 2001, he was
2001                                            President and CEO and a member of the Board of AmeriServe, where he assisted in the restructuring of the Company which filed for protection under Chapter 11 of the Bankruptcy Code on January 31, 2000. From
                                                September 1998 through February 2000, he was Chairman, President and
                                                CEO of RailTex, Inc.  From March 1997 through August 1998, he was
                                                President and COO of Ryder TRS. From January 1997 through March
                                                1997, he was a Principal of Jay Alix and Associates, and from November
                                                1995 through November 1996, he was President and COO of Merisel.
                                                Mr. Rittenmeyer also serves as a trustee of Greenhill School in Dallas,
                                                Texas, and the Wyoming Seminary Prep School in Kingston,
                                                Pennsylvania.  Mr. Rittenmeyer became a member of the Human
                                                Resources and Compensation Committee on May 30, 2001.

INVOLVEMENT  IN  CERTAIN  LEGAL  PROCEEDINGS

The executive officers of the Company are also officers of one or more of the subsidiaries of the Company. Safety-Kleen Corp. and 73 of its subsidiaries simultaneously filed for protection under Chapter 11 of the Bankruptcy Code as more specifically described in Part I, Item 3 (Legal Proceedings) of this Report on Form 10-K/A. All of the executive officers of the Company are or were, at the time of the bankruptcy filings, officers of at least one of these subsidiaries with the exception of Mr. Singleton who was not an officer of the Company or any of its subsidiaries at the time of the bankruptcy filings.

From February 1999 until July 2000, Mr. Singleton was employed as Executive Vice President of Gulf States Steel, Inc. of Alabama to assist in the restructuring of Gulf States which filed for protection under Chapter 11 of the Bankruptcy Code after arranging for debtor-in-possession financing.

             SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Pursuant to Section 16 of the Securities Exchange Act of 1934, directors and executive officers of the Company and beneficial owners of 10% or more of the Common Stock are required to file reports with the Securities and Exchange Commission indicating their holdings of and transactions in the Common Stock. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, all such persons have complied with all such filing requirements with respect to fiscal year ended August 31, 2000, except that the following former officers or directors, Paul Humphreys, Kenneth Winger, Michael Bragagnolo, James R. Bullock, Peter Widdrington and John R. Grainger did not provide the Company with a copy of a Form 5 for the year ended August 31, 2000, and made no representation to the Company that such filing was not necessary.

ITEM  11.   EXECUTIVE  COMPENSATION

                   COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS

COMPENSATION  OF  EXECUTIVE  OFFICERS

The following table sets forth the compensation paid to the Company's current and former Chief Executive Officer, each of its four other most highly compensated executive officers who were serving as executive officers on August 31, 2000, and two additional individuals who were no longer serving as executive officers on August 31, 2000 (the "Named Executive Officers"), for services rendered to the Company during fiscal years ended August 31, 2000, 1999 and 1998.

                                          SUMMARY COMPENSATION TABLE

                                                                   Long-term Compensation
                                          Annual Compensation             Awards
                                     ----------------------------  ----------------------
               (a)                    (b)      (c)         (d)              (g)                    (j)
                                            ----------             Securities Underlying        All Other
Name and Principal Position           FY    Salary($)   Bonus($)        Options (#)        Compensation($)(2)
-----------------------------------  -----  ----------  ---------  ----------------------  -------------------
David E. Thomas, Jr.                  2000  $  400,286       0(3)                       0  $           171,250
Chairman of the Board, Chief
Executive Officer and Director (1)    1999          --        --                       --                   --

                                      1998          --        --                       --                   --
Grover C. Wrenn                       2000  $  365,671  $ 50,000                        0  $           197,735
President and Chief Operating
Officer (1)                           1999          --        --                       --                   --

                                      1998          --        --                       --                   --
Henry H. Taylor                       2000  $  197,000  $ 50,000                        0  $            15,244
Senior Vice President and General
Counsel and Secretary                 1999  $  191,654  $ 66,882                   10,000  $            24,277

                                      1998  $  173,750  $ 74,799                    5,000  $            14,558
David M. Sprinkle                     2000  $  248,115  $100,000                        0  $            19,455
President Chemical Services
Division                              1999          --        --                       --                   --

                                      1998          --        --                       --                   --
Roy D. Bullinger                      2000  $  205,769  $110,000                        0  $            35,089
President Branch Sales and Service
Division                              1999          --        --                       --                   --

                                      1998          --        --                       --                   --
Kenneth W. Winger                     2000  $  478,154         0                        0  $            29,739
Former President, Chief Executive
Officer and Director (4)              1999  $  504,180  $293,033                   62,500  $            24,041

                                      1998  $  441,667  $325,000                   62,500  $            17,943
Michael J. Bragagnolo,                2000  $  311,000         0                        0  $            20,255
Former Executive Vice President
and Chief Operating Officer  (5)      1999  $  302,590  $150,835                   37,500  $            22,132

                                      1998  $  273,750  $168,356                   37,500  $            16,848
Paul R. Humphreys  (4)                2000  $  240,000         0                        0  $            17,092
Former Senior Vice President of
Finance and Chief Financial           1999  $  252,500  $100,880                   30,000  $            22,114
Officer
                                      1998  $  220,333  $108,404                   15,000  $            14,602

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

(2) Amounts shown for 2000 consist of (i) Mr. Thomas: premiums on life and accidental death insurance policies of $775, living expenses of $8,845, professional fees in the amount of $2,760, transportation expenses in the amount of $95,225 and Club dues in the amount of $275; (ii) Mr. Wrenn: premiums on life and accidental death insurance policies of $759, living expenses of $9,056, transportation expenses in the amount of $100,100 and Club dues in the amount of $820; (iii) for Mr. Taylor: premiums on life and accidental death insurance policies of $762, Company contributions to and other allocations under the Safety-Kleen Corp. 401(k) Savings Plan (the "401(k) Plan") of $3,712, a $9,000 automobile allowance, and club dues in the amount of $1,770; (iv) Mr. Sprinkle: premiums on life and accidental death insurance policies of $964, Company contributions to and other allocations under the 401(k) Plan of $7,649, a $9,000 automobile allowance, and club dues in the amount of $1,842; (v) Mr. Bullinger: premiums on life and accidental death insurance policies of $793, Company contributions to and other allocations under the 401(k) Plan of $7,745, a $2,077 automobile allowance, relocation expenses of $23,674 and club dues in the amount of $800; (vi) for Mr. Winger: premiums on life and accidental death insurance policies of $1,837, Company contribution to and other allocations under the 401(k) Plan of $7,043, an $11,077 automobile allowance, club dues in the amount of $480, and personal use of the Company airplane in the amount of $9,302; (vii) for Mr. Bragagnolo: premiums on life and accidental death insurance policies of $1,203, Company contributions to and other allocations under the 401(k) Plan of $7,649, a $10,380 automobile allowance and club dues in the amount of $1,023; and (viii) for Mr. Humphreys: premiums on life and accidental death insurance policies of $922, Company contributions to and other allocations under the 401(k) Plan of $7,043, an $8,308 automobile allowance and club dues in the amount of $819.

     Amounts shown for 1999 consist of (i) for Mr. Winger: premiums on life insurance policies of $1,935, Company contribution to and other allocations under the 401(k) Plan of $10,644 and an $11,462 automobile allowance; (ii) for Mr. Bragagnolo: premiums on life insurance policies of $1,179, Company contributions to and other allocations under the 401(k) Plan of $11,039 and a $9,914 automobile allowance; (iii) for Mr. Humphreys: premiums on life insurance policies of $984, Company contributions to and other allocations under the 401(k) Plan of $11,134, preparation of personal tax returns of $1,400 and an $8,596 automobile allowance; and (iv) for Mr. Taylor: premiums on life insurance policies of $747, Company contributions to and other allocations under the 401(k) Plan of $9,934, professional services of $4,950 and an $8,596 automobile allowance.

(3) Mr. Thomas voluntarily waived his participation in fiscal year 2000 bonus plan.

(4) Resigned as an executive officer in May 2000. The Company terminated employment of Messrs. Winger and Humphreys on July 27, 2000.

(5) Resigned as an executive officer in May 2000. The Company terminated employment of Mr. Bragagnolo on July 27, 2000, which became effective on August 26, 2000.

          AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES(1)

         (a)                             (d)                                (e)
                           NUMBER OF SECURITIES UNDERLYING   VALUE OF UNEXERCISED IN-THE-MONEY
                          UNEXERCISED OPTIONS AT FY-END (#)        OPTIONS AT FY-END ($)
NAME                          EXERCISABLE/UNEXERCISABLE          EXERCISABLE/UNEXERCISABLE
------------------------  ---------------------------------  ----------------------------------
David E. Thomas, Jr. (2)                       5,000/10,000                                 0/0
Grover C. Wrenn (2)                            5,000/10,000                                 0/0
Henry H. Taylor                                7,000/13,000                                 0/0
David M. Sprinkle                             18,000/27,000                                 0/0
Roy D. Bullinger                               9,000/21,000                                 0/0
Kenneth W. Winger                            75,000/112,500                                 0/0
Michael J. Bragagnolo                         45,000/67,500                                 0/0
Paul R. Humphreys                             21,000/39,000                                 0/0

(1)  There  were  no  Option  Grants  in  Fiscal  Year  2000.

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

The following table shows the estimated annual benefits payable upon retirement at normal retirement date under the SERP.

                  SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN TABLE

FINAL AVERAGE PAY                  SERVICE YEARS
------------------  -------------------------------------------
                      15       20       25       30       35
                    -------  -------  -------  -------  -------

250,000              45,000   60,000   75,000   90,000  105,000
300,000              56,250   75,000   93,750  112,500  131,250
350,000              66,750   89,000  111,250  133,500  155,750
400,000              78,000  104,000  130,000  156,000  182,000
450,000              89,250  119,000  148,750  178,500  208,250
500,000             100,500  134,000  167,500  201,000  235,500
550,000             111,750  149,000  186,250  223,500  260,750
600,000             123,000  164,000  205,000  246,000  287,000
650,000             134,250  179,000  223,750  268,500  313,250
700,000             145,500  194,000  242,500  291,000  339,500
750,000             156,750  209,000  261,250  313,500  365,750
800,000             168,000  224,000  280,000  336,000  392,000
850,000             179,250  239,000  298,750  358,500  418,250
900,000             190,500  254,000  317,500  381,000  445,500
950,000             201,750  269,000  336,250  403,500  470,750
1,000,000           213,000  284,000  355,000  426,000  497,000

For the Company's current executive officers, the compensation shown in the columns labeled "Salary" and "Bonus" of the Summary Compensation Table is covered by the SERP. As of August 31, 2000, Messrs. Taylor and Sprinkle had five years of credited service under the SERP and Mr. Bullinger had two years of credited service under the SERP. Benefits under the SERP are computed based on a straight-life annuity. The amounts in this table are subject to deduction for a portion of Social Security benefits.

EMPLOYMENT  CONTRACTS  CHANGE  IN  CONTROL  ARRANGEMENTS

The Company has entered into an Employment Agreement with each of Messrs. Thomas, Wrenn and Singleton.

The Employment Agreement with Mr. Thomas (the "Thomas Agreement") provides that for the term of the Thomas Agreement (March 6, 2000, through March 6, 2002) he shall serve as the Chairman of the Board of Directors of the Company and the Chief Executive Officer of the Company. During the term of the Thomas Agreement, Mr. Thomas shall receive an annual base salary of $800,000 reduced by the aggregate amount of compensation received from Raymond James & Associates, Inc. attributable to services performed during the period subsequent to March 6, 2000. If Mr. Thomas is employed by the Company on the date a plan of reorganization for the Company is consummated in connection with any Chapter 11 bankruptcy or similar proceeding or on the date of the consummation of the sale of substantially all of the assets of the Company, then within 15 days of such consummation or sale, the Company shall pay to Mr. Thomas a bonus of $1,500,000. Mr. Thomas is also eligible to receive discretionary bonuses as may be determined by the Human Resources and Compensation Committee of the Board. The Thomas Agreement also provides that Mr. Thomas shall be entitled to participate in all applicable fringe benefit and perquisite programs and savings and retirement plans (other than the SERP), practices, policies and programs of the Company to the same extent such benefits were provided to the Chief Executive Officer immediately prior to March 6, 2000, or are otherwise generally provided to other senior executives of the Company. The Thomas Agreement also provides for indemnification, reimbursement of legal fees in connection with the preparation of the Thomas Agreement, up to $3,500 per month for living expenses and $25,000 per year for taxation on transportation. If the employment of Mr. Thomas is terminated by the Company other than for "Cause" (as defined in the Thomas Agreement), death or disability or expiration of the Thomas Agreement, or if Mr. Thomas terminates his employment for "Good Reason" (as defined in the Thomas Agreement), the Company shall pay an amount equal to Mr. Thomas' then current annual base Salary (without giving effect to reductions thereto) and any unpaid amounts of the then current annual base salary and other amounts earned through the date of termination. If such termination is other than the expiration of the Term, during the second year following termination Mr. Thomas shall also receive monthly payments equal to 1/12 of the then current annual base salary (which amount shall be reduced by the amount of any salary earned by Mr. Thomas during such month). The Company shall also pay or provide to Mr. Thomas, on or following such a termination, any earned and unpaid bonuses, previously deferred compensation and benefits payable to Mr. Thomas under the terms of the Company's qualified pension plans. For a period not to exceed 18 months following the date of termination or the expiration of the term of the Thomas Agreement, and only until Mr. Thomas obtains full replacement coverage, the Company shall reimburse Mr. Thomas for the cost of any premiums paid by Mr. Thomas pursuant to his (or any of his eligible dependent's) election to have the Company provide "continuation coverage" under the Company's group health plan.

The Employment Agreement with Mr. Wrenn (the "Wrenn Agreement") provides that for the term of the Wrenn Agreement (March 6, 2000 through March 6, 2002) he shall serve the President and Chief Operating Officer of the Company. During the term of the Wrenn Agreement Mr. Wrenn shall receive an annual base salary of $650,000. If Mr. Wrenn is employed by the Company on the date a plan of reorganization for the Company is consummated in connection with any Chapter 11 bankruptcy or similar proceeding or on the date of the consummation of the sale of substantially all of the assets of the Company, then within fifteen days of such consummation or sale, the Company shall pay to Mr. Wrenn a bonus of $1,250,000. Mr. Wrenn is also eligible to receive discretionary bonuses as may be determined by the Human Resources and Compensation Committee of the Board. The Wrenn Agreement also provides that Mr. Wrenn shall be entitled to participate in all applicable fringe benefit and perquisite programs and savings and retirement plans (other than the SERP), practices, policies and programs of the Company to the same extent such benefits were provided to the Chief Operating Officer immediately prior to March 6, 2000 or are otherwise generally provided to other senior executives of the Company. The Wrenn Agreement also provides for indemnification, reimbursement of legal fees in connection with the preparation of the Wrenn Agreement, up to $3,500 per month for living expenses plus $25,000 per year for taxation on transportation. If the employment of Mr. Wrenn is terminated by the Company other than for "Cause" (as defined in the Wrenn Agreement), death or disability or expiration of the Wrenn Agreement, or if Mr. Wrenn terminates his employment for "Good Reason" (as defined in the Wrenn Agreement), the Company shall pay an amount equal to Mr. Wrenn's then current annual base salary (without giving effect to reductions thereto) and any unpaid amounts of the annual base salary and other amounts earned through the date of termination. If such termination is other than the expiration of the Term, during the second year following termination Mr. Wrenn shall also receive monthly payments equal to 1/12 of the then current annual base salary (which amount shall be reduced by the amount of any salary earned by Mr. Wrenn during such month). The Company shall also pay or provide to Mr. Wrenn, on or following such a termination, any earned and unpaid bonuses, previously deferred compensation and benefits payable to Mr. Wrenn under the terms of the Company's qualified pension plans. For a period not to exceed 18 months following the date of termination or the expiration of the term of the Wrenn Agreement, and only until Mr. Wrenn obtains full replacement coverage, the Company shall reimburse Mr. Wrenn for the cost of any premiums paid by Mr. Wrenn pursuant to his (or any of his eligible dependent's) election to have the Company provide "continuation coverage" under the Company's group health plan.

The Employment Agreement with Mr. Singleton (the "Singleton Agreement") provides that for the term of the Singleton Agreement (July 17, 2000, through July 17, 2002) he shall serve as the Senior Vice President and Chief Financial Officer of the Company. During the term of the Singleton Agreement, Mr. Singleton shall receive an annual base salary of $600,000. If Mr. Singleton is employed by the Company on the date a plan of reorganization for the Company is consummated in connection with any Chapter 11 bankruptcy or similar proceeding or on the date of the consummation of the sale of substantially all of the assets of the Company, then within fifteen days of such consummation or sale, the Company shall pay to Mr. Singleton a bonus of $500,000. Mr. Singleton is also eligible to receive discretionary bonuses as may be determined by the Board of Directors. The Singleton Agreement also provides that Mr. Singleton shall be entitled to participate in all applicable fringe benefit and perquisite programs and savings and retirement plans (other than the SERP), practices, policies and programs of the Company to the same extent such benefits were provided to the Chief Financial Officer of the Company immediately prior to March 6, 2000. The Singleton Agreement also provides for indemnification, up to $3,500 per month for living expenses, $25,000 per year for taxation on transportation, and $100,000 for relocation expenses. If the employment of Mr. Singleton is terminated by the Company other than for "Cause" (as defined in the Singleton Agreement), death or disability, or if Mr. Singleton terminates his employment for "Good Reason," (as defined in the Singleton Agreement), or if the Singleton Agreement is not renewed upon expiration of the term, the Company shall pay Mr. Singleton $500,000 not later than thirty days following the date of termination.

Each of the other three named executive officers, Messrs. Taylor, Sprinkle and Bullinger, has entered into a Senior Executive Change of Control Agreement with the Company. The Senior Executive Change of Control Agreements supersede any prior agreement between the executive officer and the Company which provides benefits upon a change in control of the Company and further provide that if the officer's employment is terminated as a result of a "Change in Control" (as defined in the Agreements), he will receive his then current annual base salary for three years plus a guaranteed bonus of 40% of salary for Mr. Taylor, 50% of salary for Mr. Sprinkle and 50% of salary for Mr. Bullinger. In addition, each Executive Officer would receive three years continuation of disability, life and health insurance and other fringe benefits and perquisites in accordance with the most favorable Plans applicable to peer executives of the Company. The Agreements provide that the executive officer shall be entitled to accrued benefits under the SERP or any such successor plan, irrespective of whether vested and without any reduction for early retirement, early payout and social security benefits and taking into account for benefit accrual purposes, the executive officer's entire period of service with the Company and its affiliates. All of the Agreements provide that for purposes of determining the pension entitlement under the SERP each Executive Officer would fully vest with three additional years. The Agreements further provide that the Company will pay a lump-sum cash payment equal to the spread (fair market value over exercise price) of all outstanding options granted whether vested or not vested on the date of termination following a Change in Control.

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

The Senior Executive Retention Plan provides that if the officer is actively employed by the Company or its subsidiaries from the date of September 8, 2000, through December 31, 2001 (the "Retention Period"), (except in the event of death, permanent disability, or a termination without "Cause" or by the officer for "Good Reason" (as such terms are defined in the Plan), the officer or the officer's estate will receive a prorated portion of the full award based upon the number of days during the Retention Period that the officer was actively employed) then the officer will receive a retention award equal to 52.89% of the officer's annual base salary amount as of September 8, 2000.

COMPENSATION  OF  DIRECTORS

During fiscal year 2000, each director who was not an employee of the Company was paid an annual retainer of $10,000 (the "Annual Retainer"). Currently each director that is not an employee of the Company is to be paid an annual retainer of $20,000 plus $750 for each Board of Directors meeting attended plus expense reimbursement. A non-employee Chairman of the Board is paid an additional $12,000 annually and non-employee Committee Chairmen, unless otherwise specified, are paid an additional $4,000 annually. Non-employee directors were paid $750 for each meeting that they attended of the Human Resources and Compensation Committee and the Audit Committee. During fiscal year 2000, the directors on the Special Committee (Sale) and the Executive Committee, both of which are no longer active committees, were paid $750 per meeting attended. The Chairman of the Special Committee (Sale) was paid $1,000 for each committee meeting which he attended and each non-employee director who was a member of the Special Committee (Sale) received $20,000 additional remuneration. Non-employee directors who are members of the Special Committee (Investigation) receive $1,000 for each meeting that they attend. The Chairman and Vice Chairman of the Special Committee (Investigation) received $50,000 additional remuneration and the other members of the Special Committee (Investigation) received $25,000 additional remuneration.

Prior to fiscal year 2000, pursuant to the Company's Nonemployee Director Stock plan, 50% of the Annual Retainer for each nonemployee director, as well as 50% of the additional annual amount paid to Chairman of the Board and Committee Chairman were paid in shares of Common Stock. Shares issued under this Plan were subject to a one year vesting period. On January 4, 2000, as partial consideration to nonemployee directors for the period December 1, 1998, to November 30, 1999, 5,621 shares of Common Stock were issued under this Plan. No other shares of Common Stock will be issued under this Plan as partial consideration for the remainder of fiscal year 2000. In addition, the Plan was terminated on September 1, 2000.

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

           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

COMMITTEE  MEMBERS

During fiscal year ended August 31, 2000, the Human Resources and Compensation Committee held primary responsibility for determining executive compensation levels. Robert W. Luba-Chairman of the Committee, James L. Wareham, David W. Wallace, Ronald A. Rittenmeyer and John W. Rollins, Jr. (Messrs. Luba and Wareham began serving on this Committee on August 24, 2000, and Messrs. Wallace and Rittenmeyer began serving on this committee on May 30, 2001) are the members of the Human Resources and Compensation Committee. David E. Thomas, Jr. was a member of this Committee until the date that he became Chairman of the Board of Directors. John W. Rollins, Jr. served as Chairman of this committee until May 30, 2001. Certain matters relating to executive compensation are determined by the Board of Directors as a whole.

RAYMOND  JAMES  &  ASSOCIATES,  INC.

Mr. Thomas was Senior Managing Director and Head of the Investment Banking Group of Raymond James & Associates, Inc. During fiscal year 2000, Raymond James & Associates, Inc. had acted as financial advisor and in other capacities to the Company for various matters, including acquisitions, divestitures and security offerings, and it is not expected to continue to act in such capacity in the future, unless otherwise approved by the Board of Directors and the Bankruptcy Court. Mr. Thomas had entered into an agreement with Raymond James & Associates for a leave of absence from his employment with them. The agreement expired on November 15, 2000. In December 2000, the agreement was extended to expire in May 2001 and in June 2001, the agreement was extended to expire in December 2001.

ROLLINS  TRUCK  LEASING  CORP.

Until February 26, 2001, Mr. Tippie was Chairman of the Board and Chairman of the Executive Committee of Rollins Truck Leasing Corp. and until February 26, 2001, Mr. Rollins was President and Chief Executive Officer of Rollins Truck Leasing Corp. During fiscal year 2000, the Company paid Rollins Truck Leasing Corp. approximately $1.2 million for truck rentals. Rollins Truck Leasing Corp. also purchases certain supplies from the Company. During fiscal year 2000 Rollins Truck Leasing paid approximately $344,000 to the Company for these supplies. In addition, the Company has guaranteed approximately $5,400,000 in lease payments for vehicles leased by Rollins Truck Leasing Corp. to a subcontractor of the Company.

MATLACK  SYSTEMS,  INC.

Mr. Tippie is a director and shareholder of Matlack Systems, Inc. and Mr. Rollins, Jr. is Chairman of the Board and a shareholder of Matlack Systems, Inc. During fiscal year 2000, the Company paid Matlack Systems, Inc. approximately $378,000 on account of transportation services. Matlack Systems, Inc. also purchased supplies and/or services from the Company. During fiscal year 2000, Matlack Systems, Inc. paid the Company approximately $615,000.

ITEM  12.   SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND MANAGEMENT

BENEFICIAL  OWNERS  OF  FIVE  PERCENT  OR  MORE  OF  THE  COMMON  STOCK

The following table sets forth the only stockholder which, to the knowledge of management of the Company, was a beneficial owner of five percent or more of the outstanding shares of Common Stock as of April 30, 2001. The shareholdings of Laidlaw Inc. reported are based on information provided by the Company's transfer agent and confirmation with Laidlaw Inc.

                          AMOUNT AND NATURE OF
NAME                      BENEFICIAL OWNERSHIP  PERCENT OF CLASS
------------------------  --------------------  ----------------

Laidlaw Inc. (1)           43,846,287            43.5%
3221 North Service Road
Burlington, Ontario
CANADA  L7R3Y8

(1) All of the shares of Common Stock shown as owned by Laidlaw Inc. are held of record by Laidlaw Finance (Barbados) Ltd. except for 31 shares which are held by Laidlaw Transportation, Ltd. and 2,000,000 shares held by American National Insurance.

STOCK  OWNERSHIP  OF  THE  COMPANY'S  DIRECTORS, NOMINEES AND EXECUTIVE OFFICERS

Except as otherwise noted, the following table sets forth, except as otherwise noted below, as of May 31, 2001, the number of shares of Common Stock beneficially owned by (i) each of the Company's directors, (ii) the Named Executive Officers and (iii) all directors and executive officers of the Company as a group. Except as indicated below, each person identified in the following table has sole voting and investment power with respect to the shares shown. Shares shown may include options exercisable as of May 31, 2001 or within 60 days of such date.

                                AMOUNT AND NATURE OF   PERCENT OF CLASS
NAME                                 OWNERSHIP        BENEFICIALLY OWNED
------------------------------  --------------------  ------------------

Kenneth K. Chalmers                               --                   *
Peter E. Lengyel                                  --                   *
Robert W. Luba  (1)                            8,430                   *
Ronald A. Rittenmeyer                             --                   *
John W. Rollins, Jr. (2), (3)                 50,918                   *
David E. Thomas, Jr. (2)                       9,363                   *
Henry B. Tippie (2), (4)                     334,458                   *
David W. Wallace                                  --                   *
James L. Wareham (2)                           9,613                   *
Grover C. Wrenn (2)                           13,113                   *
Roy D. Bullinger (5)                          17,500                   *
David M. Sprinkle (6)                         27,000                   *
Henry H. Taylor (7), (8)                      12,338                   *
Kenneth W. Winger (9)                         62,500                   *
Michael J. Bragagnolo (9)                     37,500                   *
Paul R. Humphreys (9)                         30,000                   *

All directors and
executive officers as a group
(14 persons)(10)                             482,733                   *

*    Signifies  less  than  1%

(1) Includes 3,000 shares issuable upon exercise of options pursuant to the Directors Stock Option Plan.

(2) Includes 8,000 shares issuable upon exercise of options pursuant to the Directors Stock Option Plan.

(3) Does not include 1,547 shares owned by Mr. Rollins' wife, as to which shares Mr. Rollins disclaims any beneficial ownership.

(4) Does not include 195,644 shares held by Mr. Tippie as Co-Trustee, all of which he disclaims any beneficial ownership of; Includes 7,500 shares in which a wholly owned corporation over which he has sole voting power has a beneficial partnership interest of 75 shares and voting rights on 7,500 shares. Does not include 5,750 shares owned by Mr. Tippie's wife, as to which shares Mr. Tippie disclaims any beneficial ownership. Does not include 757,000 shares owned by the Estate of John W. Rollins, Sr. for which Mr. Tippie is the Executor. Mr. Tippie disclaims any beneficial ownership interest with respect to those shares.

(5) Includes 15,000 shares issuable upon exercise of options pursuant to the 1997 Stock Option Plan.

(6) Represents shares issuable upon exercise of options pursuant to the 1997 Stock Option Plan.

(7) Includes 11,000 shares issuable upon exercise of options pursuant to the 1997 Stock Option Plan.

(8) Includes holdings of Common Stock held through the Company's 401(k) Plan as of August 31, 2000.

(9) Shares shown are reported on Forms 4 and 5 filed with the Securities and Exchange Commission. The date of the most recent filings are October 12, 1999 for Mr. Winger, October 5, 1999 for Mr. Bragagnolo and October 13,
     1999  for  Mr.  Humphreys.

(10) Excludes Messrs. Winger, Bragagnolo and Humphreys, whose employment was terminated by the Company in July 2000. Includes 96,000 shares issuable upon exercise of options.

ITEM  13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

In addition to the transactions described below see also the transactions described in "Compensation Committee Interlocks and Insider Participation" in
Item  11  of  Part  III.

LAIDLAW  INC.  RELATIONSHIPS

General.  Laidlaw  Inc.  now beneficially owns 43.5% of the Common Stock. In the
--------
ordinary course of business, the Company or its affiliates and Laidlaw Inc. or affiliates of Laidlaw Inc. have entered from time to time into various business transactions and agreements. The following is a summary of the material agreements, arrangements and transactions between the Company or its affiliates and Laidlaw Inc. or its affiliates since September 1, 1999.

Laidlaw  Inc.  Indemnities.  Pursuant  to  the  terms  of  the  Stock  Purchase
---------------------------
Agreement, Laidlaw Inc. and LTI agreed to jointly and severally indemnify and hold harmless, subject to certain limitations, the Company and its affiliates from and against any and all Damages (as defined in the Stock Purchase Agreement) suffered by the Company resulting from or in respect of (i) various tax obligations and liabilities, (ii) pre-closing insurance claims, (iii) any breach or default in the performance by Laidlaw Inc. or LTI of (a) their covenants and agreements in the Stock Purchase Agreement to be performed on or after May 15, 1997 (the "Closing Date") or (b) any representation or warranty which survives the Closing Date (to the extent that damages therefrom exceed $2 million) and (iv) any environmental liability or environmental claim arising as a result of any act or omission by Laidlaw Inc. or LTI, including any release, occurring prior to the Closing Date, but only to the extent such liability or claim (a) was known to Laidlaw Inc. or certain of its affiliates and not disclosed in writing to the Company or (b) relates to the Marine Shale or Mercier, Quebec facilities and exceeds (x) an aggregate of $1 million in a particular year and (y) an aggregate since the Closing of $1 million times the number of years elapsed since the Closing Date, but only to the extent of cash expenditures incurred within six years after the Closing Date.

On May 18, 2000, Laidlaw Inc. announced that its Board of Directors had declared an interest payment moratorium on all advances under the Laidlaw Inc. syndicated bank facility and on all outstanding public debt of Laidlaw Inc. and Laidlaw One, Inc. Certain debt holders included in the moratorium have commenced actions to attempt to recover amounts alleged to be owing to them and other debt holders subject to the moratorium may also commence similar actions. The Company cannot predict the impact, if any, this moratorium and any related circumstances will have on the Company's ability to collect upon Laidlaw Inc.'s indemnification, guaranty and other contractual obligations to the Company.

On June 28, 2001, Laidlaw Inc. and five of its subsidiary holding companies - Laidlaw Investments Ltd., Laidlaw International Finance Corporation, Laidlaw One, Inc., Laidlaw Transportation, Inc. and Laidlaw USA, Inc. (collectively, "Laidlaw") filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Western District of New York. On the same day, Laidlaw Inc. and Laidlaw Investments Ltd. filed cases under the Canada Companies' Creditors Arrangement Act (CCAA) in the Ontario Superior Court of Justice in Toronto, Ontario. As a result of Laidlaw's filings, claims and causes of action the Company may have against Laidlaw may be subject to compromise in Laidlaw's Chapter 11 proceedings or CCAA proceedings.

Laidlaw  Inc.  Guaranties.  Prior to the Closing Date, Laidlaw Inc. entered into
--------------------------
on behalf of the Company certain guaranties, performance guaranties, bonds, performance bonds, suretyship arrangements, surety bonds, credits, letters of credit, reimbursement agreements and other undertakings, deposit commitments or arrangements by which Laidlaw Inc. may be primarily, secondarily, contingently or conditionally liable for or in respect of (or which create, constitute or evidence a lien or encumbrance on any of the assets or properties of Laidlaw Inc. which secure the payment or performance of) a present or future liability or obligation of the Company (each a "Laidlaw Guaranty" and collectively the "Laidlaw Guaranties"). Pursuant to the terms of the Stock Purchase Agreement, the Company agreed to use its best efforts to cause Laidlaw Inc. to be fully and finally released and discharged from all further liability or obligation in respect of all Laidlaw Guaranties within six months following the Closing Date. As of August 31, 2000, Laidlaw Inc. had been discharged from most of such obligations.

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

Laidlaw  Service  Arrangements.  Laidlaw  Inc.  and its affiliates have provided
-------------------------------
certain financial and management services to the Company and its subsidiaries. Such services have included providing general liability and workers' compensation insurance. Each of the service arrangements has been on arms-length terms comparable to those available in transactions with unaffiliated parties. During fiscal year ended August 31, 2000, the Company paid Laidlaw Inc.
approximately $14.8 million on account of such services. All such services discontinued on August 31, 2000.

Other.  In  September  2000,  the Company transferred ownership of a residential
------
property in Oakville, Ontario, to the spouse of Kenneth W. Winger, the former president and chief executive officer of the Company and a former director of the Company, for $444,000. Laidlaw had originally purchased this property in 1995 from Mr. Winger's spouse for the same amount pursuant to an agreement with Mr. Winger in connection with his relocation to the Company's South Carolina offices. The property had been held by Safety-Kleen Ltd. as successor in interest to Laidlaw Environmental Services Ltd. Based on a broker's opinion of value, the Company believes that the price paid by Mr. Winger's spouse was fair to the Company, taking into account the additional expense that the Company would have had to incur to sell the property to a third party. Mr. Winger and his spouse released the Company from further obligations and liability arising under an agreement executed in March 2000 between the Company and Mr. Winger concerning the transfer of the property and the payment by the Company of certain relocation expenses.

                                     PART IV
                                     -------

ITEM  14.   EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES  AND  REPORTS ON FORM 8-K

(a)  The  following  documents  are  filed  as  part  of  this  report:

     (1)  Financial  statements  and  the  notes  thereto:
                                                                           PAGE
                                                                          NUMBER

Report  of  Independent  Public  Accountants . . . . . . . . . . . . . . . F-1

Consolidated  Statements  of  Operations  for  the  Years  Ended
    August  31,  2000,  1999,  1998  and  1997 . . . . . . . . . . . . . . F-2

Consolidated Balance Sheets as of August 31, 2000, 1999, 1998 and 1997 . . F-3

Consolidated  Statements  of  Cash  Flows  for  the  Years  Ended
    August  31,  2000,  1999,  1998  and  1997 . . . . . . . . . . . . . . F-4

Consolidated Statements of Changes in Stockholders' Equity (Deficit)
    and Other Comprehensive Income (Loss) for the Years Ended
    August  31,  2000,  1999,  1998  and  1997 . . . . . . . . . . . . . . F-5

Notes  to  Consolidated  Financial  Statements . . . . . . . . . . . . . . F-7

     (2) Financial statement schedule required to be filed by Item 8 of this form:

Report of Independent Public Accountants on Financial Statement Schedule . S-1

Schedule II -- Valuation and Qualifying Accounts for the Fiscal Years Ended
  August  31,  2000,  1999,  1998  and  1997 . . . . . . . . . . . . . . . S-2


All other schedules have been omitted since they are inapplicable or not required, or the information has been included in the financial statements or the notes thereto.

      (3)  Exhibits:

(3)(a) Restated Certificate of Incorporation of the Company dated May 13, 1997, and Amendment to Certificate of Incorporation dated May 15, 1997, Certificate of Correction Filed to Correct a Certain Error in the Restated and Amended Certificate of Incorporation of the Company dated October 15, 1997, Certificate of Amendment to the Restated Certificate of Incorporation of the Company dated November 25, 1998, and Certificate of Amendment to the Restated Certificate of Incorporation of the Company dated November 30, 1998, all filed as Exhibit
(3)(a) to the Registrant's Form 10-Q for the quarter ended February 28, 2001, and incorporated herein by reference.

(3)(b) Amended and Restated Bylaws of the Company filed as Exhibit (3)(b) to the Registrant's Form 10-K for the year ended August 31, 2000, and incorporated herein by reference.

(4)(a) Indenture dated as of May 29, 1998, between LES, Inc. (a subsidiary of the Registrant), Registrant, subsidiary guarantors of the Registrant and The Bank of Nova Scotia Trust Company of New York, as trustee filed as Exhibit 4(b) to the Registrant's Form S-4 Registration Statement No. 333-57587 filed June 24, 1998, and incorporated herein by reference.

(4)(b) First Supplemental Indenture effective as of November 15, 1998, among Safety-Kleen Services, Inc. the Registrant, SK Europe, Inc. and The Bank of Nova Scotia Trust Company of New York, as trustee filed as Exhibit (4)(f) to the Registrant's Form S-4 Registration Statement No. 333-82689 filed July 12, 1999, and incorporated herein by reference.

(4)(c) Second Supplemental Indenture effective as of May 7, 1999, among Safety-Kleen Services, Inc. the Company, SK Services, L.C., SK Services (East), L.C. and The Bank of Nova Scotia Trust Company of New York, as trustee filed as Exhibit (4)(d) to the Company's Form 10-K filed October 29, 1999, and incorporated herein by reference.

(4)(d) Indenture dated as of May 17, 1999, between the Company and the Bank of Nova Scotia Trust Company of New York, as trustee filed as Exhibit (4)(b) to the Registrant's Form S-4 Registration Statement No. 333-82689 filed July 12, 1999, and incorporated herein by reference.

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

(4)(f) Supplement to the Amended and Restated Credit Agreement among Laidlaw Chem-Waste, Inc., Laidlaw Environmental Services (Canada) Ltd., Toronto Dominion (Texas) Inc., The Toronto-Dominion Bank, TD Securities (USA) Inc., The Bank of Nova Scotia, NationsBank, N.A. and The First National Bank of Chicago and NationsBank, N.A. as Syndication Agent dated as of April 3, 1998, filed as
Exhibit 4(e) to a subsidiary of the Registrant's Form S-4 Registration Statement No. 333-57587 filed June 24, 1998, and incorporated herein by reference.

(4)(g) Waiver and First Amendment to the Amended and Restated Credit Agreement dated as of May 15, 1998, among LES, Inc., Laidlaw Environmental Services (Canada) Ltd., the Lenders, Toronto Dominion (Texas), Inc., The Toronto Dominion Bank, TD Securities (USA) Inc., The Bank of Nova Scotia, NationsBank, N.A., The First National Bank of Chicago and Wachovia Bank filed as Exhibit 4(f) to a subsidiary of the Registrant's Form S-4 Registration Statement No. 333-57587 filed June 24, 1998, and incorporated herein by reference.

(4)(h) Commitment to Increase Supplement to the Amended and Restated Credit Agreement dated as of June 3, 1998 among LES, Inc., Laidlaw Environmental Services (Canada) Ltd., the Lenders, Toronto Dominion (Texas), Inc., The Toronto Dominion Bank, TD Securities (USA) Inc., The Bank of Nova Scotia, NationsBank, N.A., The First National Bank of Chicago and Wachovia Bank filed as Exhibit 4(g) to a subsidiary of the Registrant's Form S-4 Registration Statement No. 333-57587 filed June 24, 1998, and incorporated herein by reference.

(4)(i) Second Amendment to the Amended and Restated Credit Agreement dated as of November 20, 1998, among Safety-Kleen Services, Inc. (formerly known as LES, Inc.), Safety-Kleen Services (Canada) Ltd. (formerly known as Laidlaw Environmental Services (Canada) Ltd.), the Lenders, Toronto Dominion (Texas), Inc., The Toronto Dominion Bank, TD Securities (USA) Inc., The Bank of Nova Scotia, NationsBank, N.A., The First National Bank of Chicago and Wachovia Bank N.A., filed as Exhibit (4)(j) to the Registrant's Form 10-Q for the quarter ended February 28, 1999 and incorporated herein by reference.

(4)(j) Waiver and Third Amendment to the Amended and Restated Credit Agreement dated as of May 6, 1999, among Safety-Kleen Services, Inc. (formerly known as LES, Inc.), Safety-Kleen Services (Canada) Ltd. (formerly known as Laidlaw Environmental Services (Canada) Ltd.), the Lenders, Toronto Dominion (Texas), Inc., The Toronto Dominion Bank, TD Securities (USA) Inc., The Bank of Nova Scotia, NationsBank, N.A., The First National Bank of Chicago and Wachovia Bank N.A. filed as Exhibit (4)(l) to the Registrant's Form S-4 Registration Statement No. 333-82689 filed July 12, 1999, and incorporated herein by reference.

(4)(k) Fourth Amendment dated as of March 13, 2000, to the Amended and Restated Credit Agreement dated as of May 6, 1999, among Safety-Kleen Services, Inc. (formerly known as LES, Inc.), Safety-Kleen Services (Canada) Ltd. (formerly known as Laidlaw Environmental Services (Canada) Ltd.), the Lenders, Toronto Dominion (Texas), Inc., The Toronto Dominion Bank, TD Securities (USA) Inc., The Bank of Nova Scotia, NationsBank, N.A., The First National Bank of Chicago and Wachovia Bank N.A. filed as Exhibit (4)(l) to the Registrant's Form 10-Q for the quarter ended May 31, 2000 and incorporated herein by reference.

(4)(l) Consent dated as of March 16, 2000 to the Amended and Restated Credit Agreement dated as of May 6, 1999, among Safety-Kleen Services, Inc. (formerly known as LES, Inc.), Safety-Kleen Services (Canada) Ltd. (formerly known as Laidlaw Environmental Services (Canada) Ltd.), the Lenders, Toronto Dominion (Texas), Inc., The Toronto Dominion Bank, TD Securities (USA) Inc., The Bank of Nova Scotia, NationsBank, N.A., The First National Bank of Chicago and Wachovia Bank N.A. filed as Exhibit (4)(m) to the Registrant's Form 10-Q for the quarter ended May 31, 2000 and incorporated herein by reference.

(4)(m) Amended and Restated $100,000,000 Debtor-In-Possession Credit Agreement among Safety-Kleen Services, Inc., The Several Lenders from Time to Time Parties thereto, Toronto Dominion (Texas), Inc., as General Administrative Agent and Underwriter and The CIT Group/Business Credit, Inc. as Collateral Agent and Underwriter Initially dated as of June 11, 2000, Amended and Restated as of July 19, 2000, filed as Exhibit (4)(m) to the Registrant's Form 10-K for the year ended August 31, 2000, and incorporated herein by reference.

(4)(n) First Amendment, dated as of October 31, 2000, to the Amended and Restated $100,000,000 Debtor-In-Possession Credit Agreement among Safety-Kleen Services, Inc., The Several Lenders from Time to Time Parties thereto, Toronto Dominion (Texas), Inc., as General Administrative Agent and Underwriter and The CIT Group/Business Credit, Inc. as Collateral Agent and Underwriter Initially dated as of June 11, 2000, Amended and Restated as of July 19, 2000, filed as Exhibit (4)(n) to the Registrant's Form 10-Q for the quarter ended November 30, 2000, and incorporated herein by reference.

(4)(o) Second Amendment and Waiver, dated as of February 28, 2001, to the Amended and Restated Debtor-in-Possession Credit Agreement among Safety-Kleen Services, Inc., The Several Lenders from Time to Time Parties thereto, Toronto-Dominion (Texas), Inc. as General Administrative Agent and Underwriter and The CIT Group/Business Credit, Inc. as Collateral Agent and Underwriter Initially dated as of June 11, 2000, Amended and Restated as of July 19, 2000.

(4)(p) Third Amendment and Waiver, dated as of March 28, 2001, to the Amended and Restated Debtor-in-Possession Credit Agreement among Safety-Kleen Services, Inc., The Several Lenders from Time to Time Parties thereto, Toronto-Dominion (Texas), Inc. as General Administrative Agent and Underwriter and The CIT Group/Business Credit, Inc. as Collateral Agent and Underwriter Initially dated as of June 11, 2000, Amended and Restated as of July 19, 2000.

(4)(q) Fourth Amendment and Waiver, dated as of April 30, 2001, to the Amended and Restated Debtor-in-Possession Credit Agreement among Safety-Kleen Services, Inc., The Several Lenders from Time to Time Parties thereto, Toronto-Dominion
(Texas), Inc. as General Administrative Agent and Underwriter and The CIT Group/Business Credit, Inc. as Collateral Agent and Underwriter Initially dated as of June 11, 2000, Amended and Restated as of July 19, 2000.
(4)(r) Letter Agreement among Toronto Dominion (Texas), Inc., as administrative agent, the Company and Safety-Kleen Systems, Inc. dated December 12, 2000, relating to the Amended and Restated Marketing and Distribution Agreement by Safety-Kleen Systems, Inc. and System One Technologies Inc., filed as Exhibit
(4)(o) to the Registrant's Form 10-Q for the quarter ended February 28, 2001, and incorporated herein by reference.

(4)(s) Registration Rights Agreement dated May 15, 1997, between the Company, Laidlaw Transportation, Inc. and Laidlaw Inc. the form of which was filed as Exhibit B to Annex A to the Registrant's Definitive Proxy Statement on Form DEF 14A, filed on May 1, 1997, and incorporated herein by reference.

(4)(t) Indenture dated as of May 1, 1993, between the Industrial Development Board of the Metropolitan Government of Nashville and Davidson County (Tennessee) and NationsBank of Tennessee, N.A., filed as Exhibit 4(f) to the Registrant's Form 10-Q for the quarter ended May 31, 1997, and incorporated herein by reference.

(4)(u) Indenture of Trust dated as of August 1, 1995, between Tooele County, Utah and West One Bank, Utah, now known as U.S. Bank, as Trustee, filed as
Exhibit 4(h) to the Registrant's form 10-Q for the quarter ended May 31, 1997, and incorporated herein by reference.

(4)(v) Indenture of Trust dated as of July 1, 1997, between Tooele County, Utah and U.S. Bank, a national banking association, as Trustee, filed as Exhibit 4(j) to the Registrant's Form 10-Q for the quarter ended May 31, 1997, and incorporated herein by reference.

(4)(w) Indenture of Trust dated as of July 1, 1997, between California Pollution Control Financing Authority and U.S. Bank, a national banking association, as Trustee, filed as Exhibit 4(k) to the Registrant's Form 10-Q for the quarter ended May 31, 1997, and incorporated herein by reference.

(4)(x) Promissory Note dated May 15, 1997, for $60,000,000 from the Company to Westinghouse Electric Corporation, filed as Exhibit 4(n) to the Registrant's Form 10-Q for the quarter ended May 31, 1997, and incorporated herein by reference.

(4)(y) Letter dated May 7, 1999 from Toronto-Dominion (Texas) Inc. (as assignee of Westinghouse Electric Corporation) and agreed to by the Company and Laidlaw Inc. amending the terms of the Promissory Note dated May 15, 1997, (as referenced in Exhibit (4)(x)) filed as Exhibit (4)(u) to the Registrant's Form S-4 Registration Statement No. 333-82689 filed July 12, 1999, and incorporated herein by reference.

(4)(z) Guaranty Agreement dated May 15, 1997, by Laidlaw Inc. to Westinghouse Electric Corporation guaranteeing Promissory Note dated May 15, 1997 (as referenced in Exhibit (4)(x)), from the Company to Westinghouse Electric
Corporation), filed as Exhibit 4(o) to the Registrant's Form 10-Q for the quarter ended May 31, 1997, and incorporated herein by reference.

(4)(aa) Rights Agreement dated as of October 15, 1999, between the Company and EquiServe Trust Company, N.A., as Rights Agent, filed as Exhibit (c)1 to the Company's Current Report on Form 8-K filed on October 15, 1999, and incorporated herein by reference.

(4)(bb) First Amendment to Rights Agreement, dated as of March 17, 2000, between the Company and EquiServe Trust Company, N.A. filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed on March 17, 2000, and incorporated herein by reference.
(4)(cc) Letter Agreement, dated October 12, 1999, between the Company and Laidlaw Inc. filed as Exhibit 99.2 to the Company's Current Report on Form 8-K filed on March 17, 2000, and incorporated herein by reference.

(4)(dd) Other instruments defining the rights of holders of nonregistered debt of the Company have been omitted from this exhibit list because the amount of debt authorized under any such instrument does not exceed 10% of the total assets of the Company and its subsidiaries. The Company agrees to furnish a copy of any such instrument to the Commission upon request.

(10)(a) Agreement and Plan of Merger dated as of March 16, 1998, by and among Registrant, LES Acquisition, Inc., and Safety-Kleen Corp. included as Annex A of Safety-Kleen's Revised Amended Prospectus on Form 14D-9 filed as Exhibit 62 to Safety-Kleen's Amendment No. 28 to Schedule 14-9A on March 17, 1998, and incorporated herein by reference.

(10)(b) Stock Purchase Agreement between Westinghouse Electric Corporation (Seller) and Rollins Environmental Services, Inc. (Buyer) for National Electric, Inc. dated March 7, 1995, filed as Exhibit 2 to the Registrant's Current Report on Form 8-K filed on June 13, 1995, and incorporated herein by reference.

(10)(c)  Second  Amendment to Stock Purchase Agreement (as referenced in Exhibit
(10)(b) above), dated May 15, 1997, among Westinghouse Electric Corporation, Rollins Environmental Services, Inc. and Laidlaw Inc., filed as Exhibit 4(m) to the Registrant's Form 10-Q for the quarter ended May 31, 1997, and incorporated herein by reference.

(10)(d) Agreement for the sale and purchase of shares and loan stock hold by SK Europe, Inc. in Safety-Kleen Europe Limited between Safety-Kleen Europe Limited and SK Europe, Inc. and the Company and The Electra Subscribers and Electra European Fund LP dated as of July 6, 2000, Company filed as Exhibit (10)(d) to the Registrant's Form 10-K for the year ended August 31, 2000, and incorporated herein by reference.

(10)(e) Rollins Environmental Services, Inc. 1982 Incentive Stock Option Plan filed with Amendment No. 1 to the Company's Registration Statement No. 2-84139 on Form S-1 dated June 24, 1983, and incorporated herein by reference.

(10)(f) Rollins Environmental Services, Inc. 1993 Stock Option Plan filed as Exhibit (10)(e) to the Registrant's Current Form 10-Q for the quarter ended May 31, 2000 and incorporated herein by reference.

(10)(g) The Company's 1997 Stock Option Plan, filed as Exhibit 4.4 to the Company's Registration Statement No. 333-41859 on Form S-8 dated December 10, 1997, and incorporated herein by reference.

(10)(h) First Amendment to the Company's 1997 Stock Option Plan, filed as Exhibit (10)(g) to the Company's Form 10-Q for the quarter ended November 30, 1999, and incorporated herein by reference.

(10)(i) The Company's Director's Stock Option Plan, filed as Exhibit 4.5 to the Company's Registration Statement No. 333-41859 on Form S-8 dated December 10, 1997, and incorporated herein by reference.

(10)(j) First Amendment to the Company's Director's Stock Option Plan filed as Exhibit (10)(i) to the Company's Form 10-Q for the quarter ended November 30, 1999, and incorporated herein by reference.

(10)(k) Stock Purchase Agreement dated February 6, 1997, among the Company, Laidlaw Inc., and Laidlaw Transportation, Inc. filed as Exhibit A to Annex A to the Definitive Proxy Statement on Form DEF 14A filed on May 1, 1997, and incorporated herein by reference.

(10)(l) Executive Bonus Plan for fiscal year 2000 filed as Appendix C to the Definitive Proxy Statement on Form DEF 14A filed on October 29, 1999, and incorporated herein by reference.

(10)(m)  The  Company's  U.S.  Supplemental  Executive  Retirement Plan filed as
Exhibit 10(g) to the Company's Form 10-Q for the quarter ended November 30, 1997, and incorporated herein by reference.

(10)(n) Employment Agreement by and between the Company and Grover C. Wrenn dated as of August 23, 2000, filed as Exhibit (10)(n) to the Registrant's Form 10-K for the year ended August 31, 2000, and incorporated herein by reference.

(10)(o) Employment Agreement by and between the Company and David E. Thomas, Jr. dated as of August 23, 2000 filed as Exhibit (10)(o) to the Registrant's Form 10-K for the year ended August 31, 2000, and incorporated herein by reference.

(10)(p) Employment Agreement by and between the Company and Larry W. Singleton dated as of July 17, 2000 filed as Exhibit (10)(p) to the Registrant's Form 10-K for the year ended August 31, 2000, and incorporated herein by reference.

(10)(q)  Form  of  Senior Executive Change of Control Agreement filed as Exhibit
(10)(q) to the Registrant's Form 10-K for the year ended August 31, 2000, and incorporated herein by reference.

(10)(r) Senior Executive Retention Plan filed as Exhibit (10)(r) to the Registrant's Form 10-K for the year ended August 31, 2000, and incorporated herein by reference.

(10)(s) Senior Executive Severance Plan filed as Exhibit (10)(s) to the Registrant's Form 10-K for the year ended August 31, 2000, and incorporated herein by reference.

(10)(t) Executive Retention Plan filed as Exhibit (10)(t) to the Registrant's Form 10-K for the year ended August 31, 2000, and incorporated herein by reference.

(10)(u) Executive Severance Plan filed as Exhibit (10)(u) to the Registrant's Form 10-K for the year ended August 31, 2000, and incorporated herein by reference.

(10)(v) Key Manager Retention Plan filed as Exhibit (10)(v) to the Registrant's Form 10-K for the year ended August 31, 2000, and incorporated herein by reference.

(10)(w) Key Manager Severance Plan filed as Exhibit (10)(w) to the Registrant's Form 10-K for the year ended August 31, 2000, and incorporated herein by reference.

(10)(x) Letter Agreement dated March 16, 2000, between Jay Alix & Associates and the Company filed as Exhibit (10)(x) to the Company's Form 10-Q for the quarter ended May 31, 2000, and incorporated herein by reference.

(10)(y) Second Amended and Restated Marketing and Distribution Agreement, dated as of March 8, 2001, by and between SystemOne Technologies Inc. and Safety-Kleen Systems, Inc., a subsidiary of the Registrant filed as Exhibit 10.16 to SystemOne Technologies Inc. Form 10-KSB for the year ended December 31, 2000, and incorporated herein by reference.

(21) Subsidiaries of Registrant filed as Exhibit (21) to the Registrant's Form 10-K for the year ended August 31, 2000, and incorporated herein by reference.

(99.1) Consent Agreement and Final Order by and between the United States Environmental Protection Agency and Safety-Kleen Corp. and certain of its United States subsidiaries and affiliates filed as Exhibit (99.1) to the Registrant's Form 10-K for the year ended August 31, 2000, and incorporated herein by reference.

(99.2) Amended Consent Agreement and Amended Final Order by and between the United States Environmental Protection Agency and Safety-Kleen Corp. and certain of its United States subsidiaries and affiliates as approved by the United States Bankruptcy Court on May 16, 2001.

(b)     Reports  on  Form  8-K.

i. The Company filed a Current Report on Form 8-K on June 6, 2000, which contained Item 5 related to the Company announcing that the Company did not make debt payments, the sale of the Elgin property was terminated and that the Company was seeking new financial assurance surety bonds.

ii. The Company filed a Current Report on Form 8-K on June 9, 2000, which contained Item 5 related to the Company announcing a clarification of its June 6, 2000, press release.

iii. The Company filed a Current Report on Form 8-K on June 19, 2000, which contained Item 3 and Item 5 related to the Company announcing the resignation of Kenneth W. Winger as a Director of the Company as well as the fact that filing for protection under the U.S. Bankruptcy Code was an event of default under the Company's four Industrial Revenue Bonds.

The Company filed a Current Report on Form 8-K on July 20, 2000, which contained
Item 5 related to the Company announcing finalization of debtor-in-possession financing.

iv. The Company filed a Current Report on Form 8-K on August 8, 2000, which contained Item 4.

v. The Company filed a Current Report on Form 8-K on August 18, 2000, which contained Item 5 related to the Company announcing the appointment of Larry
     W.  Singleton  as  the  new  Chief  Financial  Officer  of  the  Company.

vi. The Company filed a Current Report on Form 8-K on August 29, 2000, which contained Item 5 related to the Company announcing that SK Europe, Inc., an indirect subsidiary of the Registrant had sold its remaining interest in Safety-Kleen Europe Limited.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:  July 5, 2001                   SAFETY-KLEEN  CORP.

                                                 ----------------------------
                                                       (Registrant)

                                                       /s/ Larry W. Singleton
                                                 ----------------------------
                                                       Larry  W.  Singleton
                                                       Chief Financial Officer

                                        EXHIBIT INDEX

 (3)(a)  Restated Certificate of Incorporation of the Company dated May 13, 1997, and
         Amendment to Certificate of Incorporation dated May 15, 1997, Certificate of
         Correction Filed to Correct a Certain Error in the Restated and Amended Certificate of
         Incorporation of the Company dated October 15, 1997, Certificate of Amendment to the Restated Certificate of Incorporation of the Company dated November 25, 1998, and Certificate of Amendment to the Restated Certificate of Incorporation of the
         Company dated November 30, 1998, all filed as Exhibit (3)(a) to the Registrant's Form
         10-Q for the quarter ended February 28, 2001, and incorporated herein by reference.

 (3)(b)  Amended and Restated Bylaws of the Company filed as Exhibit (3)(b) to the
         Registrant's Form 10-K for the year ended August 31, 2000, and incorporated herein by reference.

 (4)(a)  Indenture dated as of May 29, 1998, between LES, Inc. (a subsidiary of the
         Registrant), Registrant, subsidiary guarantors of the Registrant and The Bank of Nova
         Scotia Trust Company of New York, as trustee filed as Exhibit 4(b) to the Registrant's
         Form S-4 Registration Statement No. 333-57587 filed June 24, 1998, and incorporated herein by reference.

 (4)(b)  First Supplemental Indenture effective as of November 15, 1998, among Safety-Kleen
         Services, Inc. the Registrant, SK Europe, Inc. and The Bank of Nova Scotia Trust
         Company of New York, as trustee filed as Exhibit (4)(f) to the Registrant's Form S-4
         Registration Statement No. 333-82689 filed July 12, 1999, and incorporated herein by reference.

 (4)(c)  Second Supplemental Indenture effective as of May 7, 1999, among Safety-Kleen
         Services, Inc. the Company, SK Services, L.C., SK Services (East), L.C. and The Bank
         of Nova Scotia Trust Company of New York, as trustee filed as Exhibit (4)(d) to the
         Company's Form 10-K filed October 29, 1999, and incorporated herein by reference.

 (4)(d)  Indenture dated as of May 17, 1999, between the Company and the Bank of Nova
         Scotia Trust Company of New York, as trustee filed as Exhibit (4)(b) to the
         Registrant's Form S-4 Registration Statement No. 333-82689 filed July 12, 1999, and incorporated herein by reference.

 (4)(e)  Amended and Restated Credit Agreement among Laidlaw Chem-Waste, Inc., Laidlaw
         Environmental Services (Canada) Ltd., Toronto Dominion (Texas) Inc., The Toronto-
         Dominion Bank, TD Securities (USA) Inc., The Bank of Nova Scotia, NationsBank,
         N.A. and The First National Bank of Chicago and NationsBank, N.A. as Syndication
         Agent dated as of April 3, 1998, filed as Exhibit 4(f) to the Registrant's Form 10-Q for the quarter ended February 28, 1999, and incorporated herein by reference.

 (4)(f)  Supplement to the Amended and Restated Credit Agreement among Laidlaw Chem-
         Waste, Inc., Laidlaw Environmental Services (Canada) Ltd., Toronto Dominion
         (Texas) Inc., The Toronto-Dominion Bank, TD Securities (USA) Inc., The Bank of
         Nova Scotia, NationsBank, N.A. and The First National Bank of Chicago and
         NationsBank, N.A. as Syndication Agent dated as of April 3, 1998, filed as Exhibit
         4(e) to a subsidiary of the Registrant's Form S-4 Registration Statement No. 333-
         57587 filed June 24, 1998, and incorporated herein by reference.

 (4)(g)  Waiver and First Amendment  to the Amended and Restated Credit Agreement dated as of May 15, 1998, among LES, Inc., Laidlaw Environmental Services (Canada) Ltd.,
         the Lenders, Toronto Dominion (Texas), Inc., The Toronto Dominion Bank, TD


         Securities (USA) Inc., The Bank of Nova Scotia, NationsBank, N.A., The First
          National Bank of Chicago and Wachovia Bank filed as Exhibit 4(f) to a subsidiary of the Registrant's Form S-4 Registration Statement No. 333-57587  filed June 24, 1998, and incorporated herein by reference.

 (4)(h)  Commitment to Increase Supplement to the Amended and Restated Credit Agreement
         dated as of June 3, 1998 among LES, Inc., Laidlaw Environmental Services (Canada)
         Ltd., the Lenders, Toronto Dominion (Texas), Inc., The Toronto Dominion Bank, TD
         Securities (USA) Inc., The Bank of Nova Scotia, NationsBank, N.A., The First
         National Bank of Chicago and Wachovia Bank filed as Exhibit 4(g) to a subsidiary of the Registrant's Form S-4 Registration Statement No. 333-57587  filed June 24, 1998, and incorporated herein by reference.

 (4)(i)  Second Amendment  to the Amended and Restated Credit Agreement dated as of
         November 20, 1998, among Safety-Kleen Services, Inc. (formerly known as LES,
         Inc.), Safety-Kleen Services (Canada) Ltd. (formerly known as Laidlaw Environmental
         Services (Canada) Ltd.), the Lenders, Toronto Dominion (Texas), Inc., The Toronto
         Dominion Bank, TD Securities (USA) Inc., The Bank of Nova Scotia, NationsBank,
         N.A., The First National Bank of Chicago and Wachovia Bank N.A., filed as Exhibit
         (4)(j) to the Registrant's Form 10-Q for the quarter ended February 28, 1999 and incorporated herein by reference.

 (4)(j)  Waiver and Third Amendment to the Amended and Restated Credit Agreement dated as of May 6, 1999, among Safety-Kleen Services, Inc. (formerly known as LES, Inc.),
         Safety-Kleen Services (Canada) Ltd. (formerly known as Laidlaw Environmental
         Services (Canada) Ltd.), the Lenders, Toronto Dominion (Texas), Inc., The Toronto
         Dominion Bank, TD Securities (USA) Inc., The Bank of Nova Scotia, NationsBank,
         N.A., The First National Bank of Chicago and Wachovia Bank N.A. filed as Exhibit
         (4)(l) to the Registrant's Form S-4 Registration Statement No. 333-82689 filed July 12,
         1999, and incorporated herein by reference.

 (4)(k)  Fourth Amendment dated as of March 13, 2000, to the Amended and Restated Credit
         Agreement dated as of May 6, 1999, among Safety-Kleen Services, Inc. (formerly known as LES, Inc.), Safety-Kleen Services (Canada) Ltd. (formerly known as
         Laidlaw Environmental Services (Canada) Ltd.), the Lenders, Toronto Dominion
         (Texas), Inc., The Toronto Dominion Bank, TD Securities (USA) Inc., The Bank of
         Nova Scotia, NationsBank, N.A., The First National Bank of Chicago and Wachovia
         Bank N.A. filed as Exhibit (4)(l) to the Registrant's Form 10-Q for the quarter ended
         May 31, 2000 and incorporated herein by reference.

 (4)(l)  Consent dated as of March 16, 2000 to the Amended and Restated Credit Agreement
         dated as of May 6, 1999, among Safety-Kleen Services, Inc. (formerly known as LES,
         Inc.), Safety-Kleen Services (Canada) Ltd. (formerly known as Laidlaw Environmental
         Services (Canada) Ltd.), the Lenders, Toronto Dominion (Texas), Inc., The Toronto
         Dominion Bank, TD Securities (USA) Inc., The Bank of Nova Scotia, NationsBank,
         N.A., The First National Bank of Chicago and Wachovia Bank N.A. filed as Exhibit
         (4)(m) to the Registrant's Form 10-Q for the quarter ended May 31, 2000 and incorporated herein by reference.

 (4)(m)  Amended and Restated $100,000,000 Debtor-In-Possession Credit Agreement among
         Safety-Kleen Services, Inc., The Several Lenders from Time to Time Parties thereto,
         Toronto Dominion (Texas), Inc., as General Administrative Agent and Underwriter
         and The CIT Group/Business Credit, Inc. as Collateral Agent and Underwriter Initially
         dated as of June 11, 2000, Amended and Restated as of July 19, 2000, filed as Exhibit
         (4)(m) to the Registrant's Form 10-K for the year ended August 31, 2000, and incorporated herein by reference.


 (4)(n)  First Amendment, dated as of October 31, 2000, to the Amended and Restated
         100,000,000 Debtor-In-Possession Credit Agreement among Safety-Kleen Services,
         Inc., The Several Lenders from Time to Time Parties thereto, Toronto Dominion
         (Texas), Inc., as General Administrative Agent and Underwriter and The CIT
         Group/Business Credit, Inc. as Collateral Agent and Underwriter Initially dated as of
         June 11, 2000, Amended and Restated as of July 19, 2000, filed as Exhibit (4)(n) to the
         Registrant's Form 10-Q for the quarter ended November 30, 2000, and incorporated herein by reference.

 (4)(o)  Second Amendment and Waiver, dated as of February 28, 2001, to the Amended and
         Restated Debtor-in-Possession Credit Agreement among Safety-Kleen Services, Inc.,
         The Several Lenders from Time to Time Parties thereto, Toronto-Dominion (Texas),
         Inc. as General Administrative Agent and Underwriter and The CIT Group/Business
         Credit, Inc. as Collateral Agent and Underwriter Initially dated as of June 11, 2000,
         Amended and Restated as of July 19, 2000.

 (4)(p)  Third Amendment and Waiver, dated as of March 28, 2001, to the Amended and
         Restated Debtor-in-Possession Credit Agreement among Safety-Kleen Services, Inc.,
         The Several Lenders from Time to Time Parties thereto, Toronto-Dominion (Texas),
         Inc. as General Administrative Agent and Underwriter and The CIT Group/Business
         Credit, Inc. as Collateral Agent and Underwriter Initially dated as of June 11, 2000,
         Amended and Restated as of July 19, 2000.

 (4)(q)  Fourth Amendment and Waiver, dated as of April 30, 2001, to the Amended and
         Restated Debtor-in-Possession Credit Agreement among Safety-Kleen Services, Inc.,
         The Several Lenders from Time to Time Parties thereto, Toronto-Dominion (Texas),
         Inc. as General Administrative Agent and Underwriter and The CIT Group/Business
         Credit, Inc. as Collateral Agent and Underwriter Initially dated as of June 11, 2000,
         Amended and Restated as of July 19, 2000.

 (4)(r)  Letter Agreement among Toronto Dominion (Texas), Inc., as administrative agent, the
         Company and Safety-Kleen Systems, Inc. dated December 12, 2000, relating to the
         Amended and Restated Marketing and Distribution Agreement by Safety-Kleen
         Systems, Inc. and System One Technologies Inc., filed as Exhibit (4)(o) to the
         Registrant's Form 10-Q for the quarter ended February 28, 2001, and incorporated herein by reference.

 (4)(s)  Registration Rights Agreement dated May 15, 1997, between the Company, Laidlaw
         Transportation, Inc. and Laidlaw Inc. the form of which was filed as Exhibit B to
         Annex A to the Registrant's Definitive Proxy Statement on Form DEF 14A, filed on
         May 1, 1997, and incorporated herein by reference.

 (4)(t)  Indenture dated as of May 1, 1993, between the Industrial Development Board of the
         Metropolitan Government of Nashville and Davidson County (Tennessee) and
         NationsBank of Tennessee, N.A., filed as Exhibit 4(f) to the Registrant's Form 10-Q for the quarter ended May 31, 1997, and incorporated herein by reference.

 (4)(u)  Indenture of Trust dated as of August 1, 1995, between Tooele County, Utah and West
         One Bank, Utah, now known as U.S. Bank, as Trustee, filed as Exhibit 4(h) to the
         Registrant's form 10-Q for the quarter ended May 31, 1997, and incorporated herein by reference.

 (4)(v)  Indenture of Trust dated as of July 1, 1997, between Tooele County, Utah and U.S.
         Bank, a national banking association, as Trustee, filed as Exhibit 4(j) to the Registrant's
         Form 10-Q for the quarter ended May 31, 1997, and incorporated herein by reference.


 (4)(w)  Indenture of Trust dated as of July 1, 1997, between California Pollution Control
         Financing Authority and U.S. Bank, a national banking association, as Trustee, filed as
         Exhibit 4(k) to the Registrant's Form 10-Q for the quarter ended May 31, 1997, and incorporated herein by reference.

 (4)(x)  Promissory Note dated May 15, 1997, for $60,000,000 from the Company to
         Westinghouse Electric Corporation, filed as Exhibit 4(n) to the Registrant's Form 10-Q for the quarter ended May 31, 1997, and incorporated herein by reference.

 (4)(y)  Letter dated May 7, 1999 from Toronto-Dominion (Texas) Inc. (as assignee of
         Westinghouse Electric Corporation) and agreed to by the Company and Laidlaw Inc.
         amending the terms of the Promissory Note dated May 15, 1997, (as referenced in
         Exhibit (4)(u)) filed as Exhibit (4)(u) to the Registrant's Form S-4 Registration
         Statement No. 333-82689 filed July 12, 1999, and incorporated herein by reference.

 (4)(z)  Guaranty Agreement dated May 15, 1997, by Laidlaw Inc. to Westinghouse Electric
         Corporation guaranteeing Promissory Note dated May 15, 1997 (as referenced in
         Exhibit (4)(u)), from the Company to Westinghouse Electric Corporation), filed as
         Exhibit 4(o) to the Registrant's Form 10-Q for the quarter ended May 31, 1997, and incorporated herein by reference.

 (4)(aa) Rights Agreement dated as of October 15, 1999, between the Company and EquiServe
         Trust Company, N.A., as Rights Agent, filed as Exhibit (c)1 to the Company's Current
         Report on Form 8-K filed on October 15, 1999, and incorporated herein by reference.

 (4)(bb) First Amendment to Rights Agreement, dated as of March 17, 2000, between the
         Company and EquiServe Trust Company, N.A. filed as Exhibit 99.1 to the Company's
         Current Report on Form 8-K filed on March 17, 2000, and incorporated herein by reference.

 (4)(cc) Letter Agreement, dated October 12, 1999, between the Company and Laidlaw Inc.
         filed as Exhibit 99.2 to the Company's Current Report on Form 8-K filed on March 17,
         2000, and incorporated herein by reference.

 (4)(dd) Other instruments defining the rights of holders of nonregistered debt of the Company have been omitted from this exhibit list because the amount of debt authorized under any such instrument does not exceed 10% of the total assets of the Company and its subsidiaries.  The Company agrees to furnish a copy of any such instrument to the
         Commission upon request.

(10)(a)  Agreement and Plan of Merger dated as of March 16, 1998, by and among Registrant,
         LES Acquisition, Inc., and Safety-Kleen Corp. included as Annex A of Safety-Kleen's
         Revised Amended Prospectus on Form 14D-9 filed as Exhibit 62 to Safety-Kleen's
         Amendment No. 28 to Schedule 14-9A on March 17, 1998, and incorporated herein by reference.

(10)(b)  Stock Purchase Agreement between Westinghouse Electric Corporation (Seller) and
         Rollins Environmental Services, Inc. (Buyer) for National Electric, Inc. dated March 7,
         1995, filed as Exhibit 2 to the Registrant's Current Report on Form 8-K filed on June
         13, 1995, and incorporated herein by reference.

(10)(c)  Second Amendment to Stock Purchase Agreement (as referenced in Exhibit (10)(b)
         above), dated May 15, 1997, among Westinghouse Electric Corporation, Rollins
         Environmental Services, Inc. and Laidlaw Inc., filed as Exhibit 4(m) to the Registrant's
         Form 10-Q for the quarter ended May 31, 1997, and incorporated herein by reference.


(10)(d)  Agreement for the sale and purchase of shares and loan stock hold by SK Europe, Inc.
         in Safety-Kleen Europe Limited between Safety-Kleen Europe Limited and SK
         Europe, Inc. and the Company and The Electra Subscribers and Electra European Fund
         LP dated as of July 6, 2000, Company filed as Exhibit (10)(d) to the Registrant's Form
         10-K for the year ended August 31, 2000, and incorporated herein by reference.

(10)(e)  Rollins Environmental Services, Inc. 1982 Incentive Stock Option Plan filed with
         Amendment No. 1 to the Company's Registration Statement No. 2-84139 on Form S-1
         dated June 24, 1983, and incorporated herein by reference.

(10)(f)  Rollins Environmental Services, Inc. 1993 Stock Option Plan filed as Exhibit (10)(e) to the Registrant's Current Form 10-Q for the quarter ended May 31, 2000 and incorporated herein by reference.

(10)(g)  The Company's 1997 Stock Option Plan, filed as Exhibit 4.4 to the Company's
         Registration Statement No. 333-41859 on Form S-8 dated December 10, 1997, and incorporated herein by reference.

(10)(h)  First Amendment to the Company's 1997 Stock Option Plan, filed as Exhibit (10)(g) to the Company's Form 10-Q for the quarter ended November 30, 1999, and incorporated herein by reference.

(10)(i)  The Company's Director's Stock Option Plan, filed as Exhibit 4.5 to the Company's
         Registration Statement No. 333-41859 on Form S-8 dated December 10, 1997, and incorporated herein by reference.

(10)(j)  First Amendment to the Company's Director's Stock Option Plan filed as Exhibit
         (10)(i) to the Company's Form 10-Q for the quarter ended November 30, 1999, and incorporated herein by reference.

(10)(k)  Stock Purchase Agreement dated February 6, 1997, among the Company, Laidlaw Inc., and Laidlaw Transportation, Inc. filed as Exhibit A to Annex A to the Definitive Proxy
         Statement on Form DEF 14A filed on May 1, 1997, and incorporated herein by reference.

(10)(l)  Executive Bonus Plan for fiscal year 2000 filed as Appendix C to the Definitive Proxy
         Statement on Form DEF 14A filed on October 29, 1999, and incorporated herein by reference.

(10)(m)  The Company's U.S. Supplemental Executive Retirement Plan filed as Exhibit 10(g) to the Company's Form 10-Q for the quarter ended November 30, 1997, and incorporated herein by reference.

(10)(n)  Employment Agreement by and between the Company and Grover C. Wrenn dated as of August 23, 2000, filed as Exhibit (10)(n) to the Registrant's Form 10-K for the year ended August 31, 2000, and incorporated herein by reference.

(10)(o)  Employment Agreement by and between the Company and David E. Thomas, Jr. dated as of August 23, 2000 filed as Exhibit (10)(o) to the Registrant's Form 10-K for the
         year ended August 31, 2000, and incorporated herein by reference.

(10)(p)  Employment Agreement by and between the Company and Larry W. Singleton dated as of July 17, 2000 filed as Exhibit (10)(p) to the Registrant's Form 10-K for the year ended August 31, 2000, and incorporated herein by reference.


(10)(q)  Form of Senior Executive Change of Control Agreement filed as Exhibit (10)(q) to the
         Registrant's Form 10-K for the year ended August 31, 2000, and incorporated herein by reference.

(10)(r)  Senior Executive Retention Plan filed as Exhibit (10)(r) to the Registrant's Form 10-K for the year ended August 31, 2000, and incorporated herein by reference.

(10)(s)  Senior Executive Severance Plan filed as Exhibit (10)(s) to the Registrant's Form 10-K for the year ended August 31, 2000, and incorporated herein by reference.

(10)(t)  Executive Retention Plan filed as Exhibit (10)(t) to the Registrant's Form 10-K for the
         year ended August 31, 2000, and incorporated herein by reference.

(10)(u)  Executive Severance Plan filed as Exhibit (10)(u) to the Registrant's Form 10-K for the year ended August 31, 2000, and incorporated herein by reference.

(10)(v)  Key Manager Retention Plan filed as Exhibit (10)(v) to the Registrant's Form 10-K for the year ended August 31, 2000, and incorporated herein by reference.

(10)(w)  Key Manager Severance Plan filed as Exhibit (10)(w) to the Registrant's Form 10-K for the year ended August 31, 2000, and incorporated herein by reference.

(10)(x)  Letter Agreement dated March 16, 2000, between Jay Alix & Associates  and the
         Company filed as Exhibit (10)(x) to the Company's Form 10-Q for the quarter ended
         May 31, 2000, and incorporated herein by reference.

(10)(y)  Second Amended and Restated Marketing and Distribution Agreement, dated as of
         March 8, 2001, by and between SystemOne Technologies Inc. and Safety-Kleen
         Systems, Inc., a subsidiary of the Registrant filed as Exhibit 10.16 to SystemOne
         Technologies Inc. Form 10-KSB for the year ended December 31, 2000, and incorporated herein by reference.

(21)     Subsidiaries of Registrant filed as Exhibit (21) to the Registrant's Form 10-K for the year ended August 31, 2000, and incorporated herein by reference.

(99.1)   Consent Agreement and Final Order by and between the United States Environmental
         Protection Agency and Safety-Kleen Corp. and certain of its United States subsidiaries and affiliates filed as Exhibit (99.1) to the Registrant's Form 10-K for the year ended
         August 31, 2000, and incorporated herein by reference.

(99.2)   Amended Consent Agreement and Amended Final Order by and between the United
         States Environmental Protection Agency and Safety-Kleen Corp. and certain of its
         United States subsidiaries and affiliates as approved by the United States Bankruptcy
         Court on May 16, 2001.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To  Safety-Kleen  Corp.:

We have audited the accompanying consolidated balance sheets of Safety-Kleen Corp. and subsidiaries (the "Company"), a Delaware corporation, as of August 31, 2000, 1999, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and other comprehensive income (loss) and cash flows for the years then ended (1999, 1998 and 1997 as restated - see Note 2). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Item 8 of this Form 10-K/A, the Company has not presented quarterly financial data that the Securities and Exchange Commission requires to supplement, although not required to be part of, the basic financial statements.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Safety-Kleen Corp. and subsidiaries as of August 31, 2000, 1999, 1998 and 1997, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced significant losses in the last four fiscal years and has a deficit in stockholders' equity of $115.0 million at August 31, 2000. In addition, as discussed in Notes 1 and 3 to the financial statements, on June 9, 2000, Safety-Kleen Corp. and certain of its subsidiaries each filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code and continue to operate their respective businesses as debtors-in-possession. Management's plans in regard to these matters, including its intent to file a plan of reorganization acceptable to the Bankruptcy Court and the Company's creditors, are also described in Notes 1 and 3. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern. In the event a plan of reorganization is accepted, continuation of the business thereafter is dependent on the Company's ability to achieve successful future operations. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.


/S/ ARTHUR  ANDERSEN  LLP

Columbia,  South  Carolina
  May  18,  2001  (except  with  respect  to  the
  matters  discussed  in  Note  26,  as
  to  which  the  date  is  June  28,  2001)

                                               SAFETY-KLEEN CORP.
                                   (DEBTOR-IN-POSSESSION AS OF JUNE 9, 2000)
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                                            YEAR ENDED AUGUST 31,
                                                              -------------------------------------------------
                                                                                         RESTATED
                                                                           ------------------------------------
                                                                 2000         1999         1998         1997
                                                              -----------  -----------  -----------  ----------
Revenues                                                      $1,586,273   $1,624,038   $1,172,731   $ 641,945
                                                              -----------  -----------  -----------  ----------
Expenses:
    Operating                                                  1,394,584    1,246,942      865,373     536,206
    Depreciation and amortization                                164,680      156,966      106,260      66,935
    Selling, general and administrative                          279,386      201,967      138,439      80,069
    Impairment and other charges                                 367,793       11,287       64,882     253,484
                                                              -----------  -----------  -----------  ----------
                                                               2,206,443    1,617,162    1,174,954     936,694
                                                              -----------  -----------  -----------  ----------
Operating (loss) income                                         (620,170)       6,876       (2,223)   (294,749)
Interest expense, net (excluding contractual interest of
  $60,000 in 2000)                                              (141,879)    (186,180)    (120,270)    (45,185)
Other income (expense)                                               494       (1,308)         163          64
Derivative gains (losses)                                            713       (5,923)      (1,205)     (1,350)
Equity in earnings of associated companies                         1,769        1,263           --          --
                                                              -----------  -----------  -----------  ----------
Loss before reorganization items, income taxes and minority
  interests                                                     (759,073)    (185,272)    (123,535)   (341,220)
Reorganization items                                             (60,923)          --           --          --
                                                              -----------  -----------  -----------  ----------
Loss before income taxes and minority interests                 (819,996)    (185,272)    (123,535)   (341,220)
Income tax (expense) benefit                                     (13,023)     (39,094)      39,431      39,795
                                                              -----------  -----------  -----------  ----------
Loss before minority interests                                  (833,019)    (224,366)     (84,104)   (301,425)
Minority interests                                                  (172)       1,211         (324)       (119)
                                                              -----------  -----------  -----------  ----------
Loss before extraordinary items                                 (833,191)    (223,155)     (84,428)   (301,544)
Extraordinary losses                                                  --           --      (18,783)         --
                                                              -----------  -----------  -----------  ----------
Net loss                                                      $ (833,191)  $ (223,155)  $ (103,211)  $(301,544)
                                                              ===========  ===========  ===========  ==========

Basic and diluted loss per share:
    Loss before extraordinary items                           $    (8.27)  $    (2.52)  $    (1.35)  $   (8.74)
    Extraordinary losses                                              --           --        (0.30)         --
                                                              -----------  -----------  -----------  ----------
    Net loss                                                  $    (8.27)  $    (2.52)  $    (1.65)  $   (8.74)
                                                              ===========  ===========  ===========  ==========
Weighted average common stock outstanding - basic and
  diluted                                                        100,725       88,537       62,322      34,508
                                                              ===========  ===========  ===========  ==========

          See accompanying Notes to Consolidated Financial Statements.

                                               SAFETY-KLEEN CORP.
                                   (DEBTOR-IN-POSSESSION AS OF JUNE 9, 2000)
                                          CONSOLIDATED BALANCE SHEETS
                                  (IN THOUSANDS, EXCEPT FOR PAR VALUE AMOUNT)

                                                                              AUGUST  31,
                                                            ---------------------------------------------------
                                                                                        RESTATED
                                                                          -------------------------------------
                                                                2000         1999         1998         1997
                                                            ------------  -----------  -----------  -----------
ASSETS:
  Current assets
    Cash and cash equivalents                               $    84,282   $   10,072   $   15,323   $   25,734
    Accounts receivable, net                                    307,342      291,726      278,484      163,852
    Inventories and supplies                                     51,914       55,098       58,888        7,502
    Deferred tax asset                                           28,554       46,342       51,545        8,977
    Income taxes recoverable                                         --           --       38,505        1,794
    Other current assets                                         49,731       44,950       46,255       14,031
                                                            ------------  -----------  -----------  -----------
      Total current assets                                      521,823      448,188      489,000      221,890
                                                            ------------  -----------  -----------  -----------
  Property, plant and equipment, net                            772,875    1,135,128    1,218,462      703,783
  Intangible assets, net                                      1,798,285    1,922,207    2,072,471      499,115
  Other assets                                                   38,885      129,791       89,542       88,953
                                                            ------------  -----------  -----------  -----------
                                                            $ 3,131,868   $3,635,314   $3,869,475   $1,513,741
                                                            ============  ===========  ===========  ===========

LIABILITIES:
  Current liabilities
    Accounts payable                                        $    65,838   $  131,835   $   95,822   $   48,588
    Current portion of environmental liabilities                 41,122       39,204       45,434       27,376
    Income taxes payable                                         24,534       11,732        3,947           --
    Unearned revenue                                             90,953       92,792       87,801       24,452
    Accrued other liabilities                                    69,211      124,107      163,829       53,753
    Derivative liabilities                                           --       48,414        2,037        1,275
    Current portion of subordinated convertible debenture            --           --      350,000      350,000
    Current portion of long-term debt                            65,421    2,070,224    1,975,106      572,987
                                                            ------------  -----------  -----------  -----------
      Total current liabilities                                 357,079    2,518,308    2,723,976    1,078,431
                                                            ------------  -----------  -----------  -----------
  Environmental liabilities                                     285,634      262,462      240,533      199,326
  Long-term debt                                                     --       24,792       15,700       15,700
  Deferred income taxes                                          92,659      103,373      109,145       46,282
  Other long-term liabilities                                     9,197        9,754       12,872           --
  Liabilities subject to compromise                           2,500,973           --           --           --
  Minority interests                                              1,296        1,124        1,681         (483)

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, par value $1.00 per share; authorized
    250,000; issued and outstanding 100,784 - 2000;
    100,636 - 1999; 87,746 - 1998; 45,109 - 1997                100,784      100,636       87,746       45,109
Additional paid-in-capital                                    1,359,972    1,359,948    1,200,047      538,026
Accumulated other comprehensive income (loss)                    (6,666)      (9,214)      (9,511)         853
Accumulated deficit                                          (1,569,060)    (735,869)    (512,714)    (409,503)
                                                            ------------  -----------  -----------  -----------
Total stockholders' equity (deficit)                           (114,970)     715,501      765,568      174,485
                                                            ------------  -----------  -----------  -----------
                                                            $ 3,131,868   $3,635,314   $3,869,475   $1,513,741
                                                            ============  ===========  ===========  ===========

          See accompanying Notes to Consolidated Financial Statements.

                                               SAFETY-KLEEN CORP.
                                    (DEBTOR-IN-POSSESSION AS OF JUNE 9, 2000)
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (IN THOUSANDS)

                                                                                         RESTATED
                                                                            ------------------------------------
                                                                   2000        1999         1998         1997
                                                                ----------  ----------  ------------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                      $(833,191)  $(223,155)  $  (103,211)  $(301,544)
  Adjustments to reconcile net loss to net cash
    Provided by (used in) continuing operations:
      Extraordinary loss                                               --          --        18,783          --
      Non-cash reorganization items                                54,167          --            --          --
      Equity in undistributed earnings of associated companies     (1,769)     (1,263)           --          --
      Impairment and other charges                                367,793      11,287        64,882     253,484
      Depreciation and amortization                               164,680     156,966       106,260      66,935
      Derivative (gain) loss                                         (713)      5,923         1,205       1,350
      Loss on sale of investment                                    4,969          --            --          --
      Loss (gain) on sale of equipment                             43,813      27,921          (722)         61
      Deferred income taxes                                         8,252      28,448       (45,200)    (39,258)
      Change in accounts receivable, net                           (9,913)    (37,323)       11,565      15,577
      Change in accounts payable                                   47,248      45,099      (234,598)    (47,990)
      Change in income taxes payable                               (8,840)     61,163        12,878      33,966
      Change in accrued other liabilities                          70,377     (29,056)       17,265      13,629
      Change in environmental liabilities                          31,408      (2,197)      (33,358)    (12,665)
      Change in unearned revenue                                   (1,914)      4,778        63,777      11,611
      Change in other, net                                          4,746     (30,057)      (14,334)     (1,568)
                                                                ----------  ----------  ------------  ----------
Net cash (used in) provided by operating activities               (58,887)     18,534      (134,808)     (6,412)
                                                                ----------  ----------  ------------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net cash (expended) acquired on acquisition of businesses       (27,072)    (14,904)   (1,099,350)     15,433
  Proceeds from sales of property, plant and equipment              9,998       5,982        12,522       1,728
  Purchases of property, plant and equipment                      (53,098)    (71,827)      (27,996)    (31,950)
  Decrease (increase) in long-term investments                     43,364       1,783        13,907      (7,498)
  Proceeds from sale of business                                       --     129,124        33,675          --
                                                                ----------  ----------  ------------  ----------
Net cash (used in) provided by investing activities               (26,808)     50,158    (1,067,242)    (22,287)
                                                                ----------  ----------  ------------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock on exercise of options                      26         212           509         155
  Borrowings of long-term debt                                    252,697     236,910     1,858,513     435,518
  Repayments of long-term debt                                    (67,154)   (377,425)     (609,563)    (33,057)
  Bank financing fees                                              (4,047)    (10,303)      (51,532)    (19,504)
  Bank overdraft                                                  (45,244)     39,773        (5,393)     10,864
  Change in derivative liabilities                                 21,759      40,454          (443)        (75)
  Payments to Laidlaw Inc.                                             --          --            --    (349,116)
  Advances from Laidlaw Inc.                                           --          --            --       7,562
  Change in other, net                                                146          --            --          --
                                                                ----------  ----------  ------------  ----------
Net cash provided by (used in) financing activities               158,183     (70,379)    1,192,091      52,347
                                                                ----------  ----------  ------------  ----------
Effect of exchange rate changes on cash                             1,722      (3,564)         (452)      2,086
                                                                ----------  ----------  ------------  ----------
Net increase (decrease) in cash and cash equivalents               74,210      (5,251)      (10,411)     25,734
Cash and cash equivalents at:
  Beginning of year                                                10,072      15,323        25,734          --
                                                                ----------  ----------  ------------  ----------
  End of year                                                   $  84,282   $  10,072   $    15,323   $  25,734
                                                                ==========  ==========  ============  ==========

          See accompanying Notes to Consolidated Financial Statements.

                                                       SAFETY-KLEEN CORP.
                                           (DEBTOR-IN-POSSESSION AS OF JUNE 9, 2000)
                              CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                              AND OTHER COMPREHENSIVE INCOME (LOSS)
                                                         (IN THOUSANDS)

                                                                                   ACCUMULATED
                                          CURRENT YEAR                                OTHER         COMMON STOCK     ADDITIONAL
                                          COMPREHENSIVE               ACCUMULATED  COMPREHENSIVE   ---------------    PAID-IN-
                                          (LOSS) INCOME      TOTAL      DEFICIT    INCOME (LOSS)   SHARES  AMOUNT     CAPITAL
                                         ---------------  -----------  ----------  --------------  ------  -------  -----------
BALANCE AT AUGUST 31, 1996, AS
  PREVIOUSLY REPORTED                    $           --   $1,094,777   $ (53,532)  $          --   30,000  $30,000  $1,118,309
    Adjustments (see Note 2)                       (144)     (54,571)    (54,427)           (144)      --       --          --
                                         ---------------  -----------  ----------  --------------  ------  -------  -----------
BALANCE AT AUGUST 31, 1996
  (RESTATED)                                       (144)   1,040,206    (107,959)           (144)  30,000   30,000   1,118,309
Comprehensive loss:
  Net loss                                     (301,544)    (301,544)   (301,544)             --       --       --          --
  Other comprehensive income
   (loss), net of income taxes
    Foreign currency translation
      adjustments                                 1,033        1,033          --           1,033       --       --          --
    Unrealized loss on marketable
      securities                                    (36)         (36)         --             (36)      --       --          --
                                         ---------------
    Total comprehensive loss             $     (300,547)
                                         ===============
Net additional investment by
  Laidlaw Inc.                                                 7,562          --              --       --       --       7,562
Issuance of subordinated convertible
  debenture to Laidlaw Inc.                                 (332,500)         --              --       --       --    (332,500)
Cash paid to Laidlaw Inc.                                   (349,116)         --              --       --       --    (349,116)
Issuance of shares on acquisition                            166,034          --              --   15,094   15,094     150,940
Exercise of stock options                                        155          --              --       15       15         140
Transfer of subsidiary (see Note 20)
  to Laidlaw Inc.                                            (57,309)         --              --       --       --     (57,309)
                                                          -----------  ----------  --------------  ------  -------  -----------
BALANCE AT AUGUST 31, 1997
  (RESTATED)                                                 174,485    (409,503)            853   45,109   45,109     538,026
Comprehensive loss:
  Net loss                                     (103,211)    (103,211)   (103,211)             --       --       --          --
  Other comprehensive income
   (loss), net of income taxes
    Foreign currency translation
      adjustments                               (10,538)     (10,538)         --         (10,538)      --       --          --
    Unrealized gain on marketable
      securities                                    174          174          --             174       --       --          --
                                         ---------------
    Total comprehensive loss             $     (113,575)
                                         ===============
Issuance of shares on acquisition                            686,649          --              --   41,615   41,615     645,034
Exercise of stock options                                        509          --              --       42       42         467
Issuance of shares in payment for
  interest on subordinated
  convertible debenture                                       17,500          --              --      980      980      16,520
                                                          -----------  ----------  --------------  ------  -------  -----------
BALANCE AT AUGUST 31, 1998
    (RESTATED)                                               765,568    (512,714)         (9,511)  87,746   87,746   1,200,047
                                                          -----------  ----------  --------------  ------  -------  -----------

          See accompanying Notes to Consolidated Financial Statements.

                                                       SAFETY-KLEEN CORP.
                                           (DEBTOR-IN-POSSESSION AS OF JUNE 9, 2000)
                              CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                              AND OTHER COMPREHENSIVE INCOME (LOSS)
                                                         (IN THOUSANDS)

                                                                                    ACCUMULATED
                                        CURRENT YEAR                                   OTHER         COMMON STOCK    ADDITIONAL
                                        COMPREHENSIVE               ACCUMULATED    COMPREHENSIVE   ---------------    PAID-IN-
                                        (LOSS) INCOME      TOTAL      DEFICIT      INCOME (LOSS)   SHARES  AMOUNT     CAPITAL
                                       ---------------  ----------  ------------  --------------  -------  --------  ----------
BALANCE AT AUGUST 31, 1998
  (RESTATED)                                            $ 765,568   $  (512,714)  $      (9,511)   87,746  $ 87,746  $1,200,047
Comprehensive loss:
  Net loss                             $     (223,155)   (223,155)     (223,155)             --        --        --          --
  Other comprehensive income
   (loss), net of income taxes
    Foreign currency translation
      adjustments                                 582         582            --             582        --        --          --
    Unrealized loss on marketable
      securities                                 (285)       (285)           --            (285)       --        --          --
                                       ---------------
Total comprehensive loss               $     (222,858)
                                       ===============
Issuance of shares in payment for
  directors' fees                                              93            --              --         6         6          87
Issuance of shares for repurchase of
  subordinated convertible
  debenture                                               150,000            --              --    11,321    11,321     138,679
Issuance of shares in payment for
  interest on subordinated
  convertible debenture                                    22,486            --              --     1,545     1,545      20,941
Exercise of stock options                                     212            --              --        18        18         194
                                                        ----------  ------------  --------------  -------  --------  ----------
BALANCE AT AUGUST 31, 1999
  (RESTATED)                                              715,501      (735,869)         (9,214)  100,636   100,636   1,359,948
Comprehensive loss:
  Net loss                                   (833,191)   (833,191)     (833,191)             --        --        --          --
  Other comprehensive income
   (loss), net of income taxes
    Foreign currency translation
      adjustments                               2,571       2,571            --           2,571        --        --          --
    Unrealized loss on marketable
      securities                                  (23)        (23)           --             (23)       --        --          --
                                       ---------------
Total comprehensive loss               $     (830,643)
                                       ===============
Issuance of shares to non-employees                           146            --              --       146       146          --
Exercise of stock options                                      26            --              --         2         2          24
                                                        ----------  ------------  --------------  -------  --------  ----------
BALANCE AT AUGUST 31, 2000                              $(114,970)  $(1,569,060)  $      (6,666)  100,784  $100,784  $1,359,972
                                                        ==========  ============  ==============  =======  ========  ==========

          See accompanying Notes to Consolidated Financial Statements.

                               SAFETY-KLEEN CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BUSINESS,  ORGANIZATION  AND  BANKRUPTCY

BUSINESS  AND  ORGANIZATION

Safety-Kleen Corp. (the "Registrant" or "Safety-Kleen") (collectively referred to, with its subsidiaries, as the "Company"), was incorporated in Delaware in 1978 as Rollins Environmental Services, Inc. ("Rollins") and later changed its name to Laidlaw Environmental Services, Inc. ("LESI") and subsequently changed its name to Safety-Kleen Corp. The Company provides a range of services designed to collect, transport, process, recycle or dispose of hazardous and non-hazardous industrial and commercial waste streams. The Company provides these services in 50 states, seven Canadian provinces, Puerto Rico, Mexico and Saudi Arabia from approximately 380 collection, processing and other locations.

As discussed further in Note 4, on May 15, 1997, pursuant to a stock purchase agreement among Rollins, Laidlaw Inc., a Canadian corporation ("Laidlaw"), and its subsidiary, Laidlaw Transportation Inc. ("LTI"), Rollins acquired the hazardous and industrial waste operations of Laidlaw (the "Rollins Acquisition"). As a result of the Rollins Acquisition, Laidlaw owned 67% of the issued common shares of LESI. Accordingly, the business combination was accounted for as a reverse acquisition using the purchase method of accounting, with Rollins being treated as the acquired company. The results of operations of Rollins have been included from the date of acquisition in the accompanying consolidated financial statements. Coincident with the closing of the Rollins
Acquisition, the continuing legal entity changed its name from Rollins Environmental Services, Inc. to Laidlaw Environmental Services, Inc.

On May 26, 1998, LESI completed the acquisition of the former Safety-Kleen Corp. ("Old Safety-Kleen"). Effective July 1, 1998, LESI began doing business as Safety-Kleen Corp. and its stock began trading on the New York Stock Exchange under the name Safety-Kleen Corp. and the ticker symbol SK. The acquisition of Old Safety-Kleen has been accounted for under the purchase method and accordingly, the accompanying consolidated financial statements include the results of operations of Old Safety-Kleen from the date of acquisition.

BANKRUPTCY

On June 9, 2000, Safety-Kleen Corp. and 73 of its domestic subsidiaries (collectively, the "Debtors") filed voluntary petitions for relief (the "Chapter 11 Cases") under Chapter 11 of the United States Bankruptcy Code, 11 U.S.C. Sec.Sec. 101-1330, as amended (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The Chapter 11 Cases are being jointly administered, for procedural purposes only, before the Bankruptcy Court under Case No. 00-2303(PJW). Excluded from the filing were certain of the Safety-Kleen's domestic subsidiaries and all of Safety-Kleen's indirect Canadian subsidiaries.

The Debtors remain in possession of their properties and assets, and the management of Safety-Kleen and each of the Debtor subsidiaries continues to operate their respective businesses as debtors-in-possession under Sections 1107 and 1108 of the Bankruptcy Code. As debtors-in-possession, the Debtors are authorized to manage their properties and operate their businesses, but may not engage in transactions outside the ordinary course of business without the approval of the Bankruptcy Court.

Shortly after the commencement of the Chapter 11 Cases, on June 13, 2000, the Bankruptcy Court granted interim approval for the Debtors to obtain $40 million debtor-in-possession financing. Subsequently, on July 19, 2000, the Bankruptcy Court granted final approval to a $100 million debtor-in-possession financing facility for the Debtors. Pursuant to the automatic stay provisions of Section 362 of the Bankruptcy Code, actions to collect pre-petition indebtedness and virtually all litigation against the Debtors that was, or could have been, brought prior to the commencement of the Chapter 11 Cases are stayed, and other contractual obligations of the Debtors may not be enforced against them. In addition, under Section 365 of the Bankruptcy Code, subject to the approval of the Bankruptcy Court, the Debtors may assume or reject executory contracts and unexpired leases. Parties affected by these rejections may file proofs of claim with the Bankruptcy Court in accordance with the reorganization process. These claims for damages resulting from the rejection of executory contracts or unexpired leases will be subject to separate bar dates, generally thirty days after entry of the order approving the rejection. At various times since the commencement of the Chapter 11 Cases, the Bankruptcy Court has approved the Debtors' requests to reject certain contracts or leases that were deemed burdensome or of no further value to the Company. As of May 18, 2001, the Debtors had not yet completed their review of all contracts and leases for assumption or rejection, but ultimately will assume or reject all such contracts and leases. The Debtors have until the confirmation of a plan of reorganization to assume or reject executory contracts and certain leases. However, pursuant to an order entered by the Bankruptcy Court on May 16, 2001, the Debtors have until the earlier of the confirmation of a plan of reorganization or February 9, 2002, to assume or reject nonresidential real property leases. The Debtors cannot presently determine or reasonably predict the ultimate liability that may result from rejecting such contracts or leases or from the filing of rejection damage claims, but such rejections could result in additional liabilities subject to compromise (see Note 11).

The consummation of a plan or plans of reorganization is the principal objective of the Chapter 11 Cases. A plan of reorganization sets forth the means for satisfying claims against and interests in the Company and its Debtor subsidiaries, including the liabilities subject to compromise. Generally, pre-petition liabilities are subject to settlement under such a plan or plans of reorganization, which must be voted upon by creditors and equity holders and approved by the Bankruptcy Court. The Debtors have retained Lazard Freres & Co. LLC, an investment bank, as corporate restructuring advisor to assist them in formulating and negotiating a plan or plans of reorganization for the Company and its Debtor subsidiaries. Although the Debtors expect to file a reorganization plan or plans in 2001, there can be no assurance that a reorganization plan or plans will be proposed by the Debtors or confirmed by the Bankruptcy Court, or that any such plan or plans will be consummated.

As provided by the Bankruptcy Code, the Debtors initially had the exclusive right for 120 days to submit a plan or plans of reorganization. On October 17, 2000, the Debtors received Bankruptcy Court approval to extend the exclusive period to file a plan or plans of reorganization in the Chapter 11 Cases. The order extended the Debtor's exclusive right to file a plan or plans from October 7, 2000, to April 30, 2001, and extended the Debtors' exclusive right to solicit acceptances of such plan or plans from December 6, 2000, to June 29, 2001. On May 16, 2001, the Debtors received Bankruptcy Court approval to further extend the exclusive period to file a plan or plans of reorganization in the Chapter 11 Cases. The order extended the Debtor's exclusive right to file a plan or plans until September 19, 2001, and extended the Debtors' exclusive right to solicit acceptances of such plan or plans until November 19, 2001.

Confirmation of a plan of reorganization is subject to certain findings being made by the Bankruptcy Court, all of which are required by the Bankruptcy Code. Subject to certain exceptions set forth in the Bankruptcy Code, confirmation of a plan of reorganization requires the approval of the Bankruptcy Court and the affirmative vote of each impaired class of creditors and equity security holders. The Bankruptcy Court may confirm a plan notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity security holders if certain requirements of the Bankruptcy Code are met.

On or about September 8, 2000, the Debtors filed with the Bankruptcy Court unaudited schedules of assets and liabilities and statements of financial affairs setting forth, among other things, the assets and liabilities of the Debtors as shown by their books and records, subject to certain disclaimers and notes filed in connection therewith. Certain of the schedules have since been amended and all of the schedules and statements of financial affairs are subject to further amendment or modification. On August 11, 2000, the Bankruptcy Court established October 31, 2000, as the deadline for creditors to file proofs of claim with respect to their asserted pre-petition claims against the Debtors. In addition, pursuant to the Bankruptcy Code, the deadline for governmental entities to file proofs of claim was December 6, 2000. There may be significant differences between the amounts recorded in the Debtors' unaudited schedules, the accompanying consolidated financial statements and the amounts claimed by their creditors. Such differences will be investigated and resolved in connection with the Debtors' claims resolution process. In light of the number of creditors of the Debtors, the claims resolution process may take considerable time to complete. Accordingly, the ultimate number and amount of allowed claims is not presently known and, because the settlement terms of such allowed claims is subject to a confirmed plan of reorganization, the ultimate resolution with respect to allowed claims is not presently ascertainable (see Note 12).

From time to time during the Chapter 11 Cases, the Bankruptcy Court has approved the Debtors' payment of various pre-petition liabilities, such as employee wages and benefits, certain expenses and litigation fees incurred by certain officers and employees in connection with shareholder litigation and governmental investigations (as described in Note 12), and certain Superfund liabilities. In addition, the Bankruptcy Court has authorized the Debtors to maintain their existing employee benefit programs. Funds of qualified pension plans and savings plans are in trusts and protected under federal regulations. All required contributions are current in the respective plans.

Reorganization items as reported in the accompanying fiscal 2000 statement of operations are comprised of income, expense and loss items that were realized or incurred by the Debtors as a direct result of the Company's decision to reorganize under Chapter 11. During fiscal year 2000, reorganization items were as follows ($ in thousands):

Write-off of deferred financing costs related to pre-petition
domestic borrowings                                                     $41,533
Professional fees directly related to the filing                         15,297
Amortization of DIP financing costs                                         498
Losses on early termination of qualifying hedge contracts                 3,400
Rejected operating leases                                                   532
Interest earned on cash accumulated during Chapter 11                      (337)
                                                                        --------
                                                                        $60,923
                                                                        ========

Professional fees included within reorganization items exclude professional fees incurred in conjunction with the Company's investigation and restatement of its consolidated financial statements described in Note 2.

The net cash payments made during fiscal year 2000 with respect to the reorganization items listed above were $6.7 million.

2.  RESTATEMENT  OF  FINANCIAL  STATEMENTS

As more fully discussed in Note 12, on March 6, 2000, the Company announced that it had initiated an internal investigation ("the Company Investigation") of its previously reported financial results and certain of its accounting policies and practices. This investigation followed receipt by the Company's Board of Directors of information alleging possible accounting irregularities that may have affected the previously reported financial results of the Company. Following this announcement, PricewaterhouseCoopers LLP, the Company's independent accountants at that time, notified the Company that it was withdrawing its previously issued audit reports on the fiscal years 1999, 1998 and 1997 consolidated financial statements. On September 14, 2000, the Bankruptcy Court approved the Company's motion to engage Arthur Andersen LLP (i) to act as its independent public accountants, (ii) to conduct an audit of the Company's consolidated financial statements with respect to fiscal years 2000, 1999, 1998, and 1997, (iii) to continue assisting with the Company Investigation and (iv) to provide other services. The Company has restated its previously reported consolidated financial statements for each of the three years ended August 31, 1999, 1998 and 1997. Except as otherwise stated herein, all information presented in the consolidated financial statements and related notes includes all such restatements.

Numerous class action lawsuits, and two derivative lawsuits have been filed against the Company, and among others, certain current and former officers and directors of the Company, asserting various claims under the federal securities laws and certain state statutory and common laws. As discussed in Note 12, the Company is aware that the Securities and Exchange Commission and a grand jury convened by the United States Attorney for the Southern District of New York have undertaken formal investigations with respect to alleged irregularities relative to the Company's previously issued financial statements. These investigations have not been completed, and the Company is currently unable to predict the outcome of these investigations.

The Company incurred approximately $7.4 million of legal and professional related costs in fiscal year 2000 associated with the investigation and restatement of its consolidated financial statements. These amounts have been included in selling, general and administrative expenses in the fiscal 2000 consolidated statement of operations. Additionally, significant related costs are expected to be incurred in fiscal 2001.

Following are the primary categories of restatement adjustments to the Company's previously reported operating results
($  in  thousands):

                                                         YEARS ENDED AUGUST 31,
                                                     -------------------------------
                                                       1999       1998       1997       TOTAL
                                                     ---------  ---------  ---------  ---------
Purchase accounting related items                    $ 67,939   $ 85,058   $ 17,658   $170,655
Landfill accounting and environmental liabilities      55,062     (3,576)     6,988     58,474
Harbor dredging operations                             42,387     10,637         --     53,024
Derivative transactions                                45,587      2,499      1,275     49,361
Capitalized costs                                      31,842      1,241         --     33,083
Revenue recognition                                    27,376     (7,499)    13,111     32,988
Restructuring and other charges                            --         --    (27,237)   (27,237)
Additional asset adjustments                           58,171     48,024     13,183    119,378
Additional liability adjustments                       23,138     15,596     10,140     48,874
                                                     ---------  ---------  ---------  ---------
      Total pretax adjustments                        351,502    151,980     35,118    538,600
Tax effects of the above items and other income tax
   reserve adjustments                                (39,471)   (48,564)    82,994     (5,041)
                                                     ---------  ---------  ---------  ---------
      Increase in net loss                           $312,031   $103,416   $118,112   $533,559
                                                     =========  =========  =========  =========

In addition, the cumulative after-tax effect of these restatements on the periods prior to September 1, 1996, aggregated $54.6 million, primarily related to the cumulative effect of errors in accounting for landfills and environmental liabilities, revenue recognition and income tax reserve adjustments of the same type as described below, which have been reflected as a charge to retained earnings as of September 1, 1996, in the consolidated statements of changes in equity (deficit) and other comprehensive income (loss).

Accounting Principles Board ("APB") Opinion No. 20, "Accounting Changes" defines errors in financial statements as those that, " result from mathematical mistakes, mistakes in the application of accounting principles, or oversight or misuse of facts that existed at the time the financial statements were prepared." Descriptions of the major components of the restatement adjustments reflecting correction of errors pursuant to APB Opinion No. 20 for fiscal years 1999, 1998 and 1997 are as follows:

Purchase  accounting  related  items
------------------------------------
The Company determined that it had improperly accounted for its acquisitions between September 1, 1996, and August 31, 1999, primarily related to the Rollins Acquisition and the Old Safety-Kleen Acquisition. A substantial portion of these errors were the result of the inappropriate establishment and use of certain reserves in accounting for these acquisitions. Corrections of previously recorded reserves related primarily to estimated liabilities for legal, severance, environmental and future maintenance costs.

Less significantly there were also errors in the valuation of certain acquired intangible assets and related deferred tax liabilities. These errors primarily consisted of overstatements of values assigned to permits and corresponding understatements of values assigned to goodwill in connection with the Rollins Acquisition in 1997 and the acquisition of Old Safety Kleen in 1998 (see Note
4). The correction of the previously recorded asset amounts also resulted in adjustments to amortization expense.

In addition, as required by Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," the Company had recorded deferred tax liabilities for the tax effect of values assigned to permits with a corresponding increase in recorded goodwill. The reduction in recorded permit values described in the previous paragraph required a reduction of these deferred tax liabilities to amounts calculated using the correct permit values. As described below, this reduction in deferred tax liabilities created the need for additional tax valuation reserves in 1997 and 1999.

Landfill  accounting  and  environmental  liabilities
-----------------------------------------------------
The Company determined that the landfill accounting model used in preparing its previously issued financial statements included errors relating to (i) estimates of the probable capacities of the Company's landfills (also referred to as "airspace") to be used in accounting for the costs of those properties, (ii) estimates of landfill final closure and post-closure costs, (iii) the misapplication of certain landfill amortization and accrual rates, (iv) the improper capitalization and/or deferral of certain costs, and (v) other mathematical and clerical errors.

The Company also concluded that it had improperly determined and recorded accruals for environmental remediation, Superfund obligations, and non-landfill closure and post-closure obligations. These included errors related to the reconciliation of the Company's estimates of these obligations to the amounts included in its previously reported financial statements.

Harbor  dredging  operations
----------------------------
In its previously issued financial statements, the Company improperly recorded revenues for governmental contract claims which have not been collected and for other contingent revenues. To a lesser extent, the Company also capitalized certain operating costs, improperly recorded purchase accounting reserves for operating inefficiencies and contingencies and did not appropriately accrue various costs related to its harbor dredging operation.

Derivative  transactions
------------------------
During the restatement period, the Company failed to record on the balance sheet, at fair value, certain derivative transactions that did not qualify for hedge accounting. In addition, the Company received cash to modify certain existing derivative instruments or to enter into new instruments that contained off-market terms. Rather than record this cash as a borrowing, the Company either improperly recognized the cash received as income immediately or improperly credited various balance sheet accounts, which were then improperly used to increase income over a period of time. Finally, the Company did not properly account for the early termination or modification of certain derivative contracts.

Capitalized  costs
------------------
The Company determined that certain costs and expenses related to software, repair and maintenance, marketing, startup losses, vehicle fuel and tires, inventory and consulting fees were improperly capitalized or deferred.

Revenue  recognition
--------------------
The Company determined that, for waste collection and disposal activities, revenue should be recognized at the time of disposal of the waste, and for the parts cleaner and related operations, revenue should be recognized over the service interval. During the restatement years, the Company previously recognized revenue at the time of collection for certain operations (including an accrual for the cost to dispose), and at the time of disposal for certain other operations. The Company made adjustments to consistently apply the appropriate revenue recognition policy in accordance with generally accepted accounting principles, including the reversal of revenue accrued improperly.

Restructuring  and  other  charges
----------------------------------
The Company recorded and classified certain costs and expenses as restructuring and other charges in 1997 and 1998. Included in these amounts were accruals for severance and exit costs as defined in Emerging Issues Task Force ("EITF") 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The Company has determined it had not committed to restructuring plans which met the requirements of this standard. Accordingly, certain of these charges have been reversed.

The remaining components of the previously reported restructuring and other charges represent proper costs and expense in the periods previously reported but have been reclassified to other income statement captions, primarily to impairments and other charges (see Note 17), and to operating expenses.

Additional  asset  adjustments
------------------------------
During the restatement period, the Company failed to record adjustments necessary to reconcile cash, inventories and property, plant and equipment to supporting records and/or physical counts. The Company also improperly recorded amortization of permits and deferred losses related to disposals of property, plant and equipment. In addition, the Company recorded inappropriate receivables related to unearned interest and finance charges on accounts and notes receivable and provided inadequate allowances for doubtful accounts. Additionally, the Company inappropriately capitalized various expenses as prepaid or deferred costs and failed to appropriately recognize equity in earnings related to investments in affiliates. Finally, adjustments for certain asset impairments resulting from the Company's decisions to sell, close or alter the use of various facilities were not appropriately recorded in its previously issued financial statements.

Additional  liability  adjustments
----------------------------------
The Company determined that during the restatement period, it had inappropriately reversed or recorded charges against certain liabilities or inadequately provided for various accrued liabilities, including vacation, medical costs, legal actions against the Company, incentive programs and sales commissions.

Income  tax  adjustments
------------------------
The restatements of pre-tax income and the reduction of deferred tax liabilities recorded in connection with acquisitions described above required appropriate adjustments to income tax provisions based on statutory tax provisions. In 1997 and 1999, the results of these adjustments was to create net deferred tax asset balances in certain taxing jurisdictions. The uncertainty of the realization of these assets required an increase in the tax valuation allowances in those years.

SFAS No. 109 requires that valuation allowances that were established by the acquirer prior to the acquisition, which are no longer required as a result of the attributes of the acquired company, be reversed in connection with the initial purchase price allocation.

In connection with the allocation of the purchase price of the Old Safety-Kleen acquisition, the Company determined that it should be able to realize the benefits of deferred tax assets for which a valuation allowance of approximately $96.2 million had been previously established. This reduction in the valuation allowance was accounted for as a reduction of the goodwill recorded in the Old Safety Kleen acquisition in 1998.

Reclassifications
-----------------
Certain reclassifications of previously reported amounts which did not directly affect net income have been made to the consolidated financial statements and are included in the adjustments shown in the accompanying tables. These principally consist of:

- Asset impairments, which were previously reported as restructuring charges, are reflected separately as asset impairments in the consolidated statements of operations.

- The restated balances of non-landfill permit values have been reclassified to noncurrent intangible assets. These balances were previously included in property, plant and equipment.

- As a result of financial covenant violations, substantially all of the Company's long-term debt has been classified as current liabilities in the restated consolidated balance sheets.

The effect of these restatement adjustments and reclassifications on the previously reported 1999, 1998 and 1997 consolidated statements of operations and consolidated balance sheets is shown in the following tables:

                            CONSOLIDATED STATEMENT OF OPERATIONS
                            ------------------------------------

                                                       YEAR ENDED AUGUST 31, 1999
                                             ----------------------------------------------
                                              AS PREVIOUSLY
In thousands, except per share data             REPORTED       RESTATEMENTS    AS RESTATED
-------------------------------------------  ---------------  --------------  -------------
Revenues                                     $    1,685,948   $     (61,910)  $  1,624,038
Expenses:
  Operating                                       1,070,666         176,276      1,246,942
  Depreciation and amortization                     136,002          20,964        156,966
  Selling, general and administrative               134,497          67,470        201,967
  Impairment and other charges                           --          11,287         11,287
                                             ---------------  --------------  -------------
                                                  1,341,165         275,997      1,617,162
                                             ---------------  --------------  -------------
Operating income (loss)                             344,783        (337,907)         6,876
Interest expense, net                              (172,028)        (14,152)      (186,180)
Other income (expense)                                5,803          (7,111)        (1,308)
Derivative losses                                        --          (5,923)        (5,923)
Equity in earnings of associated companies            2,708          (1,445)         1,263
                                             ---------------  --------------  -------------
Income (loss) before income taxes                   181,266        (366,538)      (185,272)
Income tax expense                                  (78,565)         39,471        (39,094)
                                             ---------------  --------------  -------------
Income (loss) before minority interest              102,701        (327,067)      (224,366)
Minority interest                                     1,211              --          1,211
                                             ---------------  --------------  -------------
Income (loss) before extraordinary loss             103,912        (327,067)      (223,155)
Extraordinary loss                                  (15,036)         15,036             --
                                             ---------------  --------------  -------------
Net income (loss)                            $       88,876   $    (312,031)  $   (223,155)
                                             ===============  ==============  =============

Earnings per share - Basic
  Income (loss) before extraordinary loss    $         1.17                   $      (2.52)
  Extraordinary loss                                  (0.17)                            --
                                             ---------------                  -------------
  Net income (loss)                          $         1.00                   $      (2.52)
                                             ===============                  =============

Earnings per share - Diluted
  Income (loss) before extraordinary loss    $         1.03                            N/A
  Extraordinary loss                                  (0.13)                           N/A
                                             ---------------                  -------------
  Net income (loss)                          $         0.90                            N/A
                                             ===============                  =============

Weighted average common stock outstanding
  Basic                                              88,537                         88,537
  Diluted                                           111,645                            N/A
                                             ===============                  =============

                                  CONSOLIDATED BALANCE SHEET
                                  --------------------------

                                                            AS OF AUGUST 31, 1999
                                                ----------------------------------------------
                                                 AS PREVIOUSLY
In thousands                                       REPORTED       RESTATEMENTS    AS RESTATED
---------------------------------------------   ---------------  --------------  -------------
ASSETS:
Current assets:
  Cash and cash equivalents                     $        9,173   $         899   $     10,072
  Accounts receivable, net                             395,009        (103,283)       291,726
  Inventories and supplies                              60,567          (5,469)        55,098
  Deferred tax assets                                   58,641         (12,299)        46,342
  Other current assets                                  64,307         (19,357)        44,950
                                                ---------------  --------------  -------------
     Total current assets                              587,697        (139,509)       448,188
                                                ---------------  --------------  -------------
Long-term investments                                   76,739         (76,739)            --
Property, plant and equipment, net                   2,572,020      (1,436,892)     1,135,128
Intangible assets, net                               1,098,731         823,476      1,922,207
Other assets                                            31,617          98,174        129,791
                                                ---------------  --------------  -------------
                                                $    4,366,804   $    (731,490)  $  3,635,314
                                                ===============  ==============  =============

LIABILITIES:
Current liabilities:
  Accounts payable                              $      172,838   $     (41,003)  $    131,835
  Current portion of environmental liabilities              --          39,204         39,204
  Income taxes payable                                      --          11,732         11,732
  Unearned revenue                                          --          92,792         92,792
  Accrued other liabilities                            163,818         (39,711)       124,107
  Derivative liabilities                                    --          48,414         48,414
  Current portion of long-term debt                     85,063       1,985,161      2,070,224
                                                ---------------  --------------  -------------
     Total current liabilities                         421,719       2,096,589      2,518,308
                                                ---------------  --------------  -------------
Environmental liabilities                              224,090          38,372        262,462
Long-term debt                                       1,882,371      (1,857,579)        24,792
Deferred income taxes                                  556,372        (452,999)       103,373
Other long-term liabilities                                 --           9,754          9,754
Minority interest                                           --           1,124          1,124
STOCKHOLDERS' EQUITY:
  Common stock                                         100,636              --        100,636
  Additional paid-in-capital                         1,342,448          17,500      1,359,948
  Accumulated other comprehensive loss                 (12,949)          3,735         (9,214)
  Accumulated deficit                                 (147,883)       (587,986)      (735,869)
                                                ---------------  --------------  -------------
     Total stockholders' equity                      1,282,252        (566,751)       715,501
                                                ---------------  --------------  -------------
                                                $    4,366,804   $    (731,490)  $  3,635,314
                                                ===============  ==============  =============

                               CONSOLIDATED STATEMENT OF OPERATIONS
                               ------------------------------------

                                                               YEAR ENDED AUGUST 31, 1998
                                                    ----------------------------------------------
                                                     AS PREVIOUSLY
In thousands, except per share data                     REPORTED      RESTATEMENTS    AS RESTATED
--------------------------------------------------  ---------------  --------------  -------------
Revenues                                            $    1,185,473   $     (12,742)  $  1,172,731
Expenses:
  Operating                                                797,382          67,991        865,373
  Depreciation and amortization                             93,051          13,209        106,260
  Selling, general and administrative                      108,817          29,622        138,439
  Impairment and other charges                                  --          64,882         64,882
  Restructuring and other charges                           65,831         (65,831)            --
                                                    ---------------  --------------  -------------
                                                         1,065,081         109,873      1,174,954
                                                    ---------------  --------------  -------------
Operating income (loss)                                    120,392        (122,615)        (2,223)

Interest expense, net                                     (107,697)        (12,573)      (120,270)
Other income (expense)                                       7,657          (7,494)           163
Derivative losses                                               --          (1,205)        (1,205)
                                                    ---------------  --------------  -------------
Income (loss) before income taxes                           20,352        (143,887)      (123,535)
Income tax (expense) benefit                                (9,133)         48,564         39,431
                                                    ---------------  --------------  -------------
Income (loss) before minority interest                      11,219         (95,323)       (84,104)
Minority interest                                              269            (593)          (324)
                                                    ---------------  --------------  -------------
Income (loss) before extraordinary loss                     11,488         (95,916)       (84,428)
Extraordinary loss, net of income taxes                    (11,283)         (7,500)       (18,783)
                                                    ---------------  --------------  -------------
Net income (loss)                                   $          205   $    (103,416)  $   (103,211)
                                                    ===============  ==============  =============

Earnings per share - basic and diluted
  Income (loss) before extraordinary loss           $         0.18                   $      (1.35)
  Extraordinary loss                                         (0.18)                         (0.30)
                                                    ---------------                  -------------
  Net income (loss)                                 $           --                   $      (1.65)
                                                    ===============                  =============
Weighted average common stock outstanding - basic
  and diluted                                               62,322                         62,322
                                                    ===============                  =============

                                  CONSOLIDATED BALANCE SHEET
                                  --------------------------

                                                            AS OF AUGUST 31, 1998
                                                ----------------------------------------------
                                                AS PREVIOUSLY
In thousands                                       REPORTED       RESTATEMENTS    AS RESTATED
----------------------------------------------  ---------------  --------------  -------------
ASSETS:
Current assets:
  Cash and cash equivalents                     $       16,333   $      (1,010)  $     15,323
  Accounts receivable, net                             320,048         (41,564)       278,484
  Inventories and supplies                              53,759           5,129         58,888
  Deferred tax assets                                   69,426         (17,881)        51,545
  Income taxes recoverable                              37,495           1,010         38,505
  Other current assets                                  45,273             982         46,255
                                                ---------------  --------------  -------------
     Total current assets                              542,334         (53,334)       489,000
                                                ---------------  --------------  -------------
Long-term investments                                   35,926         (35,926)            --
Property, plant and equipment, net                   2,850,502      (1,632,040)     1,218,462
Intangible assets, net                               1,023,154       1,049,317      2,072,471
Other assets                                            16,979          72,563         89,542
                                                ---------------  --------------  -------------
                                                $    4,468,895   $    (599,420)  $  3,869,475
                                                ===============  ==============  =============

LIABILITIES:
Current liabilities:
  Accounts payable                              $      128,560   $     (32,738)  $     95,822
  Current portion of environmental liabilities              --          45,434         45,434
  Income taxes payable                                      --           3,947          3,947
  Unearned revenue                                          --          87,801         87,801
  Accrued other liabilities                            219,352         (55,523)       163,829
  Derivative liabilities                                    --           2,037          2,037
  Current portion of subordinated convertible
    debenture                                               --         350,000        350,000
  Current portion of long-term debt                     77,004       1,898,102      1,975,106
                                                ---------------  --------------  -------------
     Total current liabilities                         424,916       2,299,060      2,723,976
                                                ---------------  --------------  -------------
Environmental liabilities                              259,459         (18,926)       240,533
Long-term debt                                       1,853,164      (1,837,464)        15,700
Subordinated convertible debenture                     350,000        (350,000)            --
Deferred income taxes                                  566,650        (457,505)       109,145
Other long-term liabilities                                 --          12,872         12,872
Minority interest                                           --           1,681          1,681
STOCKHOLDERS' EQUITY:
  Common stock                                          87,746              --         87,746
  Additional paid-in-capital                         1,182,547          17,500      1,200,047
  Accumulated other comprehensive loss                 (18,828)          9,317         (9,511)
  Accumulated deficit                                 (236,759)       (275,955)      (512,714)
                                                ---------------  --------------  -------------
     Total stockholders' equity                      1,014,706        (249,138)       765,568
                                                ---------------  --------------  -------------
                                                $    4,468,895   $    (599,420)  $  3,869,475
                                                ===============  ==============  =============

                             CONSOLIDATED STATEMENT OF OPERATIONS
                             ------------------------------------

                                                          YEAR ENDED AUGUST 31, 1997
                                                ----------------------------------------------
                                                 AS PREVIOUSLY
In thousands, except per share data                REPORTED       RESTATEMENTS    AS RESTATED
----------------------------------------------  ---------------  --------------  -------------
Revenues                                        $      678,619   $     (36,674)  $    641,945
Expenses:
  Operating                                            485,062          51,144        536,206
  Depreciation and amortization                         53,506          13,429         66,935
  Selling, general and administrative                   73,068           7,001         80,069
  Impairment and other charges                              --         253,484        253,484
  Restructuring and other charges                      331,697        (331,697)            --
                                                ---------------  --------------  -------------
                                                       943,333          (6,639)       936,694
                                                ---------------  --------------  -------------
Operating loss                                        (264,714)        (30,035)      (294,749)

Interest expense, net                                  (44,273)           (912)       (45,185)
Other income (expense)                                   2,865          (2,801)            64
Derivative losses                                           --          (1,350)        (1,350)
                                                ---------------  --------------  -------------
Loss from continuing operations before income
  tax benefit                                         (306,122)        (35,098)      (341,220)
Income tax benefit                                     122,789         (82,994)        39,795
                                                ---------------  --------------  -------------
Loss from operations before minority interest         (183,333)       (118,092)      (301,425)
Minority interest                                         (119)             --           (119)
Income from discontinued operations, net of
  income taxes                                              20             (20)            --
                                                ---------------  --------------  -------------
Net loss                                        $     (183,432)  $    (118,112)  $   (301,544)
                                                ===============  ==============  =============

Earnings per share - Basic and diluted:
  Continuing operations                         $        (5.32)                  $      (8.74)
  Discontinued operations                                   --                             --
                                                ---------------                  -------------
  Net loss                                      $        (5.32)                  $      (8.74)
                                                ===============                  =============
Weighted average common stock outstanding -
  basic and diluted                                     34,508                         34,508
                                                ===============                  =============

                                  CONSOLIDATED BALANCE SHEET
                                  --------------------------

                                                              AS OF AUGUST 31, 1997
                                                ----------------------------------------------
                                                 AS PREVIOUSLY
In thousands                                       REPORTED       RESTATEMENTS    AS RESTATED
----------------------------------------------  ---------------  --------------  -------------
ASSETS:
Current assets:
  Cash and cash equivalents                     $       11,160   $      14,574   $     25,734
  Accounts receivable, net                             210,914         (47,062)       163,852
  Inventories and supplies                               7,927            (425)         7,502
  Deferred tax asset                                    13,027          (4,050)         8,977
  Income taxes recoverable                                  --           1,794          1,794
  Other current assets                                   8,512           5,519         14,031
                                                ---------------  --------------  -------------
     Total current assets                              251,540         (29,650)       221,890
                                                ---------------  --------------  -------------
Long-term investments                                   51,909         (51,909)            --
Property, plant and equipment, net                   1,236,569        (532,786)       703,783
Intangible assets, net                                  70,527         428,588        499,115
Other assets                                               333          88,620         88,953
                                                ---------------  --------------  -------------
                                                $    1,610,878   $     (97,137)  $  1,513,741
                                                ===============  ==============  =============

LIABILITIES
Current liabilities:
  Accounts payable                              $       48,148   $         440   $     48,588
  Current portion of environmental liabilities              --          27,376         27,376
  Unearned revenue                                          --          24,452         24,452
  Accrued other liabilities                            115,211         (61,458)        53,753
  Derivative liabilities                                    --           1,275          1,275
  Current portion of subordinated convertible
    debenture                                               --         350,000        350,000
  Current portion of long-term debt                     12,086         560,901        572,987
                                                ---------------  --------------  -------------
     Total current liabilities                         175,445         902,986      1,078,431
                                                ---------------  --------------  -------------
Environmental liabilities                              179,668          19,658        199,326
Long-term debt                                         528,010        (512,310)        15,700
Subordinated convertible debenture                     350,000        (350,000)            --
Deferred income taxes                                   49,790          (3,508)        46,282
Minority interest                                           --            (483)          (483)
STOCKHOLDERS' EQUITY:
  Common stock                                          45,109              --         45,109
  Additional paid-in-capital                           520,526          17,500        538,026
  Accumulated other comprehensive loss                    (706)          1,559            853
  Accumulated deficit                                 (236,964)       (172,539)      (409,503)
                                                ---------------  --------------  -------------
     Total stockholders' equity                        327,965        (153,480)       174,485
                                                ---------------  --------------  -------------
                                                $    1,610,878   $     (97,137)  $  1,513,741
                                                ===============  ==============  =============

3.  BASIS  OF  PRESENTATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

A summary of the basis of presentation and the significant accounting policies followed in the preparation of these consolidated financial statements is as follows:

BASIS  OF  PRESENTATION

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates continuity of operations, realization of assets, and payment of liabilities in the ordinary course of business and do not reflect adjustments that might result if the Debtors are unable to continue as going concerns. The Debtors' significant losses, deficit in stockholders' equity and their Chapter 11 filings, as well as issues related to compliance with debt covenants and financial assurance requirements discussed in Notes 8 and 12, raise substantial doubt about the Company's ability to continue as a going concern. The Debtors intend to file a plan or plans of reorganization with the Bankruptcy Court. Continuing as a going concern is dependent upon, among other things, the Debtors' formulation of a plan of reorganization, the success of future business operations, and the generation of sufficient cash from operations and financing sources to meet the Debtors' obligations. The consolidated financial statements do not reflect: (a) the realizable value of assets on a liquidation basis or their availability to satisfy liabilities; (b) aggregate pre-petition liability amounts that may be allowed for unrecorded claims or contingencies, or their status or priority; (c) the effect of any changes to the Debtors' capital structure or in the Debtors' business operations as the result of an approved plan of reorganization; or (d) adjustments to the carrying value of assets (including goodwill and other intangibles) or liability amounts that may be necessary as the result of actions by the Bankruptcy Court.

The Company's financial statements as of August 31, 2000, have been presented in conformity with the AICPA's Statement of Position 90-7, "Financial Reporting By Entities In Reorganization Under the Bankruptcy Code," ("SOP 90-7"). The statement requires a segregation of liabilities subject to compromise by the Bankruptcy Court as of the bankruptcy filing date and identification of all transactions and events that are directly associated with the reorganization of the Company.

CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and all of its majority-owned subsidiary companies. All significant intercompany balances and transactions have been eliminated in consolidation.

CASH  AND  CASH  EQUIVALENTS

Cash and cash equivalents consist of cash on deposit and term deposits in investments with initial maturities of three months or less. These investments are stated at cost, which approximates market value.

RESTRICTED  FUNDS  HELD  BY  TRUSTEES

Restricted funds held by trustees are included in other noncurrent assets and consist principally of financial assurance funds deposited in connection with landfill final closure and post-closure obligations and amounts held for landfill and other construction arising from industrial revenue financings, and amounts held to establish a GSX Contribution Fund for the Pinewood facility (see
Note 12). These amounts are principally invested in fixed income securities of federal, state and local governmental entities and financial institutions.
Realized investment earnings and trust expenses are recorded currently in the consolidated statements of operations.

The Company considers its landfill closure, post-closure, construction and escrow investments totaling $12.4 million, $13.0 million, $12.4 million and $26.2 million at August 31, 2000, 1999, 1998 and 1997, respectively, to be held to maturity. At August 31, 2000, 1999, 1998 and 1997, the aggregate fair value of these investments approximates their net book value and substantially all of these investments mature within one year. The GSX Contribution Fund for the Pinewood facility totaling $19.1 million, $18.3 million, $18.0 million and $17.2 million at August 31, 2000, 1999, 1998 and 1997, respectively, has been treated as if it were available for sale (see Note 12). Accordingly, unrealized gains and losses resulting from changes between the cost basis and fair value of the securities in this fund are recorded as adjustments to other comprehensive income (loss).

Additionally, the remaining cash proceeds of $15.0 million at August 31, 2000, resulting from the Company's fiscal year 2000 disposition of its 44% interest in Safety-Kleen Europe Limited (see Note 5) and its Rosemount facility have been restricted by order of the Bankruptcy Court, for use in securing certain insurance coverages previously provided by Laidlaw, as well as reimbursing certain costs of the agent for the pre-petition lenders. As a result of these restrictions, the proceeds have been included in other current assets in the accompanying August 31, 2000, consolidated balance sheet.

INVENTORIES  AND  SUPPLIES

Inventories consist primarily of solvent, drums, supplies and repair parts and are valued at the lower of cost or market, determined on a first-in, first-out basis. The Company periodically reviews its inventories for obsolete or unsaleable items and adjusts its carrying value to reflect estimated realizable values.

INVESTMENTS  IN  AFFILIATES

Investments in affiliates, over which the Company has significant influence, are accounted for by the equity method and included in other assets in the accompanying consolidated balance sheets. Equity earnings are recorded to the extent that any increase in the carrying value is determined to be realizable.

PROPERTY,  PLANT  AND  EQUIPMENT

Property, plant and equipment is recorded at cost. Expenditures for major renewals and improvements which extend the life or usefulness of the asset are capitalized. Items of an ordinary repair or maintenance nature, as well as major maintenance activities at incinerators, are charged directly to operating expense as incurred. The Company capitalizes environmentally related expenditures which extend the life of the related property or mitigate or prevent future environmental contamination. The following table presents the net property, plant and equipment of the Company as of August 31, 2000, 1999, 1998 and 1997 ($ in thousands):

                                                                                            RANGE OF
                                                                                        ESTIMATED USEFUL
                                      2000         1999         1998         1997            LIVES
                                   -----------  -----------  -----------  -----------  ------------------
Land                               $   80,007   $   97,664   $  102,265   $   44,936                  N/A
Landfill sites and improvements       191,607      442,259      421,736      478,012          0-127 years
Buildings                             238,599      344,847      363,197      152,609          20-40 years
Machinery and equipment               530,482      593,333      596,038      312,714           3-40 years
                                                                                         Lesser of useful
Leasehold improvements                 19,437       21,583       31,903        7,709   life or lease term
Construction in process                11,551       27,119        5,711       14,854                  N/A
                                   -----------  -----------  -----------  -----------
  Total property, plant and
    equipment                       1,071,683    1,526,805    1,520,850    1,010,834
Less - Accumulated depreciation
  and amortization                   (298,808)    (391,677)    (302,388)    (307,051)
                                   -----------  -----------  -----------  -----------
Net property, plant and equipment  $  772,875   $1,135,128   $1,218,462   $  703,783
                                   ===========  ===========  ===========  ===========

Machinery and equipment includes the cost of equipment at, or placed at, customer locations having a net book value of $77.4 million, $98.3 million and $87.3 million at August 31, 2000, 1999, and 1998, respectively. The Company had no equipment at, or placed at, customer locations at August 31, 1997. Depreciation commences when the units are placed in service at the customer location.

During the construction and development period of an asset, the costs incurred, including applicable interest costs, are classified as construction-in-process. Once an asset has been completed and placed in service, it is transferred to the appropriate category and depreciation commences. In addition, the Company capitalizes applicable interest costs associated with partially developed landfill sites, which are included in land, landfill sites and improvements. During fiscal years 2000, 1999, 1998 and 1997, the Company capitalized total interest costs of $1.2 million, $2.4 million, $1.8 million and $3.1 million, respectively.

Leasehold improvements are capitalized and amortized over the shorter of the improvement life or the remaining term of the lease. Depreciation and amortization of other property, plant and equipment is provided substantially on a straight-line basis over the estimated useful lives.

Depreciation and amortization expense related to property, plant and equipment was $91.3 million in 2000, $82.7 million in 1999, $66.4 million in 1998 and $52.8 million in 1997.

Included within property, plant and equipment is an administrative office building, with a net book value of approximately $17.0 million, including land and related improvements, which was held for sale as of August 31, 2000.

INTANGIBLE  ASSETS

The Company evaluates the excess of the purchase price over the amounts assigned to tangible assets and liabilities (excess purchase price) associated with each of its acquisitions to value the identifiable intangible assets. Any portion of the excess purchase price that cannot be separately identified represents goodwill. The Company evaluates the estimated economic lives of each asset, including goodwill, and has amortized the asset over that life.
The following table presents the intangible assets of the Company as of August 31, 2000, 1999, 1998 and 1997 ($ in thousands):

                                   2000         1999         1998        1997
                                -----------  -----------  -----------  ---------
Customer list                   $  220,000   $  220,000   $  220,000   $     --
Software                            50,000       50,000       50,000         --
Permits, non-landfill              384,010      397,940      433,762    377,247
Goodwill                         1,352,993    1,402,438    1,460,028    182,632
                                -----------  -----------  -----------  ---------
  Total intangible assets        2,007,003    2,070,378    2,163,790    559,879
Less: accumulated amortization    (208,718)    (148,171)     (91,319)   (60,764)
                                -----------  -----------  -----------  ---------
Intangible assets, net          $1,798,285   $1,922,207   $2,072,471   $499,115
                                ===========  ===========  ===========  =========

Customer  list
--------------
The Company has evaluated the value associated with the customer lists of acquired companies. The value is based on a number of significant assumptions, including: category of customer, estimated duration of customer relationship, and projected margins from existing customers. Based on its evaluation, the Company believes the acquired customer lists have estimated lives ranging from 11 to 30 years, which it used to amortize these assets. The amortization expense associated with customer lists was $12.7 million in 2000 and 1999, $5.3 million in 1998 and $0 in 1997.

Software
--------
The Company has evaluated the value associated with the software of acquired companies. The value is based on a number of significant assumptions, primarily the cost to replace the existing software. The Company believes the acquired software has an estimated life of 5 years, which it has used to amortize these assets. The amortization expense associated with software was $10.0 million in 2000 and 1999, $4.2 million in 1998 and $0 in 1997.

Permits
-------
The Company has reflected the excess of the fair value of non-landfill facilities over the tangible assets acquired as permits. The Company has determined the value of acquired permits based on either a discounted cash flow or other appraisal method. The Company has evaluated and determined that the acquired non-landfill permits have estimated economic lives in excess of 40 years, but believes 40 years is appropriate for amortization of these assets. Accordingly, the Company is amortizing the value of permits over a period of 40 years. The amortization expense associated with non-landfill permits was $12.2 million in 2000, $12.2 million in 1999, $12.2 million in 1998, and $10.8 million in 1997.

Goodwill
--------
The remaining excess purchase price, following the allocation to permits and the identified intangible assets discussed above, has been classified as goodwill. The Company considers legal, contractual, regulatory, obsolescence and competitive factors in determining the useful life and amortization period of this intangible asset. The Company believes the goodwill associated with the acquired companies has estimated lives ranging from 40 years to an undeterminable life. As such, the Company has amortized the goodwill over 40 years. The amortization expense associated with goodwill was $38.5 million in 2000, $39.4 million in 1999, $18.2 million in 1998 and $3.3 million in 1997.

Goodwill is reviewed for impairment when events or circumstances indicate it may not be recoverable. If it is determined that goodwill may be impaired and the estimated undiscounted future cash flows, excluding interest, of the underlying business are less than the carrying amount of the goodwill, then an impairment loss is recognized. The impairment loss is based on the difference between the fair value of the underlying business and the carrying amount. The method of determining fair value differs based on the nature of the underlying business.

IMPAIRMENT  OF  LONG-LIVED  ASSETS

The Company periodically evaluates whether events and circumstances have occurred that indicate that the remaining useful life of any of the tangible and intangible assets may warrant revision or that the remaining balance might not be recoverable. When factors indicate that the tangible and intangible assets should be evaluated for possible impairment, the Company uses an estimate of the future undiscounted cash flows generated by the underlying assets to determine if a write-down is required. If a write-down is required, the Company adjusts the book value of the underlying goodwill and then the book value of the impaired long-lived assets to their estimated fair values. The related charges are recorded in impairment and other charges in the accompanying consolidated statements of operations (see Note 17).

DEFERRED  FINANCING  COSTS

Deferred financing costs of $4.3 million, $48.4 million, $45.5 million and $19.1 million are amortized over the life of the related debt instrument and included in other assets as of August 31, 2000, 1999, 1998 and 1997, respectively. As a result of the bankruptcy filing discussed in Note 1, financing costs of $41.5 million related to pre-petition debt were expensed in fiscal year 2000 as reorganization items.

LANDFILL  ACCOUNTING  AND  ENVIRONMENTAL  LIABILITIES

Environmental liabilities include accruals for the estimates of the Company's obligations associated with:

- Regulatory mandated landfill cell closure, final closure and post-closure activities. The Company accrues cell closure costs over the life of the cell, and accrues final closure and post-closure costs over the life of the landfill, as capacity is consumed.

- Regulatory mandated closure and post-closure activities for facilities other than landfills, such as incinerators. The Company accrues these costs when management commits to a definitive plan of closure with respect to the facility.

- Costs associated with remedial environmental matters at the Company's facilities. The Company accrues for these costs on a site-by-site basis, when management deems such obligations to be probable and reasonably estimable.

- Sites named on the United States Environmental Protection Agency's National Priorities List (Superfund) with which the Company or one or more of its subsidiaries is allegedly connected. The Company typically accrues its estimate of its obligations related to these sites no later than the completion of the Remedial Investigation and/or Feasibility Study.

Accruals are adjusted if, and as, further information relative to its obligations develop or circumstances change. Changes in estimated landfill closure and post-closure liabilities are recognized prospectively. Changes in the Company's estimates of its obligations relative to non-landfill closure and post-closure activities, remedial situations and Superfund sites are recorded in the period in which the estimates change.

In conjunction with the acquisitions of certain facilities, the Company has obtained varying amounts and types of indemnification from potential environmental liabilities existing at the time of acquisition. Such indemnities typically cover all or a portion of the costs associated with the remediation of such pre-existing environmental liabilities, and may be for a limited period of time. No liabilities are recorded at the acquisition date if it is probable that the indemnifying party has the intent and financial ability to perform under those indemnities. Indemnifications contractually required from Laidlaw Inc. have not been considered in the determination of the Company's environmental liabilities (see Note 21).

Site  costs  --  Site  costs  include  the  costs  of landfill site acquisition,
-----------
permitting, preparation and improvement. These amounts are recorded at cost, which includes capitalized interest, as applicable. Site costs, net of amortization, are included in management's estimate of the costs required to complete construction of the landfill to determine the amount to be amortized over the remaining estimated useful economic life of a site. Amortization of site costs is recorded on a units-of-consumption basis, such that the site costs should be completely amortized at the date the landfill ceases accepting waste.

Final  closure  and  post-closure obligations -- Final closure costs include the
---------------------------------------------
costs required to cap the final cell of the landfill and the costs required to dismantle certain structures and other landfill improvements. In addition, final closure costs include regulatory mandated groundwater monitoring, leachate management, financial assurance and other costs incurred in the closure process. Post-closure costs include substantially all costs that are required to be incurred subsequent to the closure of the landfill, including, among others, groundwater monitoring, leachate management, and financial assurance.
Regulatory post-closure periods are generally a period of 30 years after landfill closure, but may be as long as 100 years after landfill closure. Final closure and post-closure obligations are discounted. Final closure and post-closure obligations are accrued on a units-of-consumption basis, such that the present value of the final closure and post-closure obligations is accrued at the date the landfill discontinues accepting waste.

Landfill  capacity -- Landfill capacity, which is the basis for the amortization
------------------
of site costs and for the accrual of final closure and post-closure obligations, represents total permitted airspace, plus unpermitted airspace that management believes is probable of ultimately being permitted based on established criteria. The Company applies a comprehensive set of criteria for evaluating the probability of obtaining a permit for future expansion airspace at existing sites, which provides management a sufficient basis to evaluate the likelihood of success of unpermitted expansions. Those criteria are as follows:

- Personnel are actively working to obtain the permit or permit modifications (land use, state and federal) necessary for expansion of an existing landfill, and progress is being made on the project;

- At the time the expansion is included in the Company's estimate of the landfill's useful economic life, it is probable that the required approvals will be received within the normal application and processing time periods for approvals in the jurisdiction in which the landfill is located. The Company expects to submit the application within the next year and expects to receive all necessary approvals to accept waste within the next five years;

- The owner of the landfill or the Company has a legal right to use or obtain land associated with the expansion plan;

- There are no significant known political, technical, legal, or business restrictions or issues that could impair the success of such expansion;

- A financial feasibility analysis has been completed, and the results demonstrate that the expansion has a positive financial and operational impact such that management is committed to pursuing the expansion; and

- Additional airspace and related additional costs, including permitting, final closure and post-closure costs, have been estimated based on the conceptual design of the proposed expansion.

Exceptions to the criteria set forth above may be approved through a landfill-specific approval process that includes an approval from the Company's Chief Financial Officer and prompt review by the Audit Committee of the Board of Directors. As of August 31, 2000, 1999, 1998 and 1997, there were two unpermitted expansions included in the Company's landfill accounting model, which together represented approximately 1% of the Company's remaining airspace at these dates. Neither of these expansions represented exceptions to the Company's established criteria.

As of August 31, 2000, the Company has 11 active landfill sites (including the Pinewood Facility that has no remaining airspace, (see Note 12), as well as the Company's non commercial landfill), which have estimated remaining lives (based on anticipated waste volumes) and net property, plant and equipment values as follows ($ in thousands):

    Remaining lives                         Net property, plant
       (years)           Number of sites    and equipment values
---------------------  ------------------  ----------------------
         0-5                   4                   $38,618
         6-10                  1                        --
        11-20                  3                    41,975
        21-40                 --                        --
        40 +                   3                    16,953
                           --------                -------
                              11                   $97,546
                           ========                =======

Amortization  of  cell construction costs/accrual of cell closure obligations --
-----------------------------------------------------------------------------
Landfills are typically comprised of a number of cells, which are constructed within a defined acreage (or footprint). The cells are typically discrete units, which require both separate construction and separate capping and closure procedures. Cell construction costs are the costs required to excavate and construct the landfill cell. These costs are typically amortized on a units-of-consumption basis, such that they are completely amortized when the specific cell ceases accepting waste. Cell closure costs, which are the costs required to construct the cell cap, are accrued over the life of the cell. Those costs are typically accrued on a units-of-consumption basis, such that the total amount required to cap the cell is accrued when that specific cell ceases accepting waste. In some instances, the Company has landfills that are engineered and constructed as "progressive trenches." In progressive trench landfills, a number of contiguous cells form a progressive trench. In those instances, the Company amortizes cell construction costs, and accrues cell closure obligations, over the airspace within the entire trench, such that the cell construction costs will be fully amortized, and the cell closure costs will be fully accrued, when that specific progressive trench ceases accepting waste.

Discounting  of  long-term  environmental related liabilities -- Costs of future
-------------------------------------------------------------
expenditures for landfill final closure and post-closure are discounted based on management's expectations of when it will incur the expenditure. Generally, remediation obligations are not discounted. However, in limited instances, certain remediation obligations are discounted if they are closely connected to the regulatory post-closure obligations and/or the amount and timing of the cash payments are fixed and reliably determinable. The interest accretion relative to these discounted liabilities is reflected in operating expenses.

CREDIT  CONCENTRATION

Concentration of credit risks in accounts receivable are limited due to the large number of customers comprising the Company's customer base throughout North America. The Company performs periodic credit evaluations of its customers. The Company establishes an allowance for doubtful accounts based on the credit risk applicable to particular customers, historical trends and other relevant information.

DERIVATIVES  AND  OTHER  FINANCIAL  INSTRUMENTS

Certain of the Company's debt agreements required the use of interest rate swap agreements to minimize the impact of interest rate fluctuations on floating interest rate long-term borrowings. As such, the Company entered into pay-fixed swap agreements which will hedge the exposures from floating rate cash flows on debt, ranging up to ten years in the future through the termination of the swap. These swaps are accounted for as qualifying hedges as described below. In addition, the Company also utilized a receive fixed swap as a hedge against fair value changes of fixed rate long-term debt. The Company has also entered into derivative contracts for trading purposes (mark-to-market contracts) and certain of these produced immediate cash flow. The following is a summary of the derivatives that the Company has used and the related accounting treatment.

Qualifying  hedges  --  Instruments used as hedges must be effective at managing
------------------
the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract. Accordingly, changes in fair values or cash flows of these hedge instruments must have a high degree of offsetting effect on changes in fair values or cash flows of the underlying hedged items. Interest rate swaps that meet these criteria are accounted for under the deferral or accrual method. If a derivative does not meet these criteria, or if the designated hedged item ceases to exist, then the Company subsequently accounts for the derivative at its fair value, with gains or losses on derivative contracts recognized through earnings. During the restatement period, it was not always possible to obtain documentation to support hedge accounting. Therefore, the following criteria were used to identify those derivative instruments to which hedge accounting (i.e. accrual accounting) would be applied.
- The derivative's notional must not exceed the aggregate principal of hedged debt outstanding.
- At-market interest rate swaps are accounted for as an individual contract such that the swap is entirely treated as a hedge or entirely marked to fair value.
- At-market swap maturities (plus extensions) must be no greater than ten years.
- The floating rate on the hedged debt and floating leg of the at-market interest rate swap must reset to market at least every six months based on a LIBOR index.

Swap  termination/amortization  --  If  a terminated interest rate swap received
------------------------------
hedge accounting before termination, the fair value at the termination date is deferred as a component of the hedged item and amortized over the remaining swap life if either the debt remains outstanding or it is probable that the existing debt will be replaced. Otherwise, the fair value at the termination date will be reported in earnings at that date. If the terminated swap was already being reported at fair value, then the change in fair value of the terminated swap since the previous reporting period is recorded in earnings.

Swap  modification  --  A  modification  of  an  existing  interest rate swap is
------------------
considered a termination of the existing swap and the execution of a new interest rate swap.

Mark-to-market  contracts  --  All  noninterest  rate  swap  derivatives  (e.g.,
-------------------------
futures, forwards and options primarily based on interest rates, but that include other underlyings), as well as interest rate swaps not meeting the qualifying hedge requirements discussed above, are measured at fair value through earnings from inception to maturity.

Written  options  other  than termination/extension clauses -- All interest rate
-----------------------------------------------------------
swaps with written option components attributable to terms other than permanent terminations or extensions are considered written options in their entirety and are measured at fair value through earnings from inception to maturity.

Off-market  swaps  --  Certain  interest rate swaps have terms at inception that
-----------------
deviate from market, which causes its fair value to not equal zero at the inception of the contract. For these instruments, the Company segregates the contract between a fixed-rate borrowing and an at-market swap. The borrowing is repaid through allocating a portion of the settlement payments under the actual swap. The portion of the contract settlements that generates the cash flows arising from the off-market terms is recorded as interest expense and a reduction of the fixed-rate borrowing using the effective interest method. The remaining cash flows are reported as an at-market swap, which is treated as a qualifying hedge if it meets the criteria described above, or as a mark-to-market contract if it does not meet the criteria.

Financial  statement  presentation  --  The fair value of derivative instruments
----------------------------------
accounted for as mark-to-market contracts are included in other current assets for those with a positive fair value, or in derivative liabilities for those with a negative fair value. The net book value of amortizing fixed-rate borrowings that result from off-market swaps are included in derivative liabilities. At August 31, 2000, all derivative liabilities were included in liabilities subject to compromise. Interest income and expense that results from the settlement of all interest rate swap transactions, as well as interest expense on any segregated fixed-rate borrowings is recorded in the applicable interest income or expense caption in the consolidated statements of income. Gains and losses on transactions not receiving hedge accounting are recorded in derivative gains (losses).

REVENUE  RECOGNITION

The Company recognizes revenue upon disposal for its waste collection and disposal activities, and over the applicable service intervals for its parts cleaner and related businesses. Consulting services revenue is recognized when services are performed. Unearned revenue has been recorded for services billed but not earned in the accompanying consolidated balance sheets. Direct costs associated with the handling and transportation of waste prior to disposal and other variable direct costs associated with the Company's parts cleaner and related businesses are capitalized as a component of other current assets in the accompanying consolidated balance sheets and recognized when the related revenue is recognized.

STOCK-BASED  COMPENSATION

As permitted by SFAS No. 123, the Company has elected to apply APB Opinion No. 25 in accounting for its stock option plans. Accordingly, no compensation cost has been recognized because the option exercise price of all options granted was equal to the market price of the underlying stock on the date of the grant. The Company has provided the pro forma disclosure of the fair value of options granted as required by SFAS No. 123 (see Note 16).

INCOME  TAXES

Deferred income taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts. Future tax benefits, such as net operating loss carryforwards, are recognized to the extent that realization of such benefits is more likely than not. Prior to May 15, 1997, the Company filed consolidated
U.S.  income  tax  returns  with  Laidlaw,  the  former  parent  company.

FOREIGN  CURRENCY

The functional currency of each foreign subsidiary is its respective local currency. Assets and liabilities are translated to U.S. Dollars at the exchange rate in effect at the balance sheet date and revenue and expenses at weighted monthly average exchange rates for the year. Gains and losses from the translation of the financial statements of the foreign subsidiaries into U.S. dollars are included in stockholders' equity (deficit) as a component of other comprehensive income (loss).

Gains and losses resulting from foreign currency transactions are recognized in other income (expense). The Company recognized a gain from foreign currency transactions of $0.4 million in fiscal 2000, a loss of $1.3 million in fiscal 1999, a loss of $3.0 million in fiscal 1998 and a gain of $0.1 million in fiscal 1997. Recorded balances that are denominated in a currency other than the functional currency are adjusted to the functional currency using the exchange rate at the balance sheet date.

OTHER  COMPREHENSIVE  INCOME  (LOSS)

During fiscal year 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income (loss) for all periods presented consists of net income (loss), foreign currency translation adjustments and unrealized gains and losses on investments classified as available for sale under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Adoption of this standard required additional disclosures and had no effect on the Company's results of operations, cash flows or financial position.

Accumulated other comprehensive income (loss) consists of the following components ($ in thousands):

                                      FOREIGN CURRENCY    UNREALIZED (LOSS)/GAIN    ACCUMULATED OTHER
                                        TRANSLATION           ON MARKETABLE           COMPREHENSIVE
                                         ADJUSTMENT             SECURITIES            INCOME (LOSS)
                                     ------------------  ------------------------  -------------------
Balance at August 31, 1996           $              --   $                  (144)  $             (144)
  Other comprehensive income (loss)              1,033                       (36)                 997
                                     ------------------  ------------------------  -------------------
Balance at August 31, 1997                       1,033                      (180)                 853
  Other comprehensive income (loss)            (10,538)                      174              (10,364)
                                     ------------------  ------------------------  -------------------
Balance at August 31, 1998                      (9,505)                       (6)              (9,511)
  Other comprehensive income (loss)                582                      (285)                 297
                                     ------------------  ------------------------  -------------------
Balance at August 31, 1999                      (8,923)                     (291)              (9,214)
  Other comprehensive income (loss)              2,571                       (23)               2,548
                                     ------------------  ------------------------  -------------------
Balance at August 31, 2000           $          (6,352)  $                  (314)  $           (6,666)
                                     ==================  ========================  ===================

EARNINGS  (LOSS)  PER  SHARE

Basic earnings per share excludes any dilutive effects of options and convertible securities. Basic earnings per share is computed using the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. Common equivalent shares are excluded from the computation if their effect is antidilutive. For all periods presented, the effect of the Company's common stock options and subordinated convertible debenture are excluded from the dilutive earnings per share calculation since inclusion of such items would be antidilutive. At August 31, 2000, there were 1,046,863 options to purchase shares of common stock at a weighted average exercise price of $13.844 per share, which could dilute basic earnings per share in the future.

USE  OF  ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Specifically, with regard to landfill accounting, the Company uses a significant number of engineering and accounting estimates in estimating the useful economic lives of its landfills and projecting future development, final closure and post-closure costs, environmental remediation and Superfund costs, future operational plans and projected waste volumes. Actual results could differ materially from those estimates.

RECENT  ACCOUNTING  DEVELOPMENTS

In February 2001, the Financial Accounting Standards Board ("FASB") released a revised exposure draft for a proposed SFAS, "Business Combinations and Intangible Assets - Accounting for Goodwill." The proposed standards would, among other requirements (1) prohibit the use of the pooling-of-interests method of accounting for business combinations, (2) require that goodwill not be amortized in any circumstance, and (3) require that goodwill be tested for impairment annually or when events or circumstances occur between annual tests indicating that goodwill of a reporting unit might be impaired. The proposed standards would establish a new method of testing goodwill for impairment. The FASB has recently set transition provisions and the FASB plans to issue the final standards in July 2001. The proposed standards would take full effect no later than fiscal 2003. The provisions of any final standards could differ from those reflected in the exposure draft; as a result, the actual application of any final standard could result in different effects than those described above. The Company has not tested goodwill for impairment under the proposed standards.

In 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. In June 1999, the FASB issued SFAS No. 137, which deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, which amended certain guidance within SFAS No. 133. The Company adopted SFAS No. 133, as amended, on September 1, 2000 and concluded that the adoption of this statement did not materially impact the company's financial position, results of operations, or cash flows.

4.  BUSINESS  COMBINATIONS

ROLLINS  ENVIRONMENTAL

On February 6, 1997, Rollins entered into a stock purchase agreement with Laidlaw to acquire the hazardous and industrial waste operations of Laidlaw (the "Accounting Acquirer"). At the Rollins Acquisition closing on May 15, 1997, Rollins issued 30 million common shares (as adjusted for a 1 for 4 reverse stock split effective November 30, 1998) and a $350 million 5% subordinated convertible debenture, and paid $349.1 million in cash ($400 million, less $50.9 million of Laidlaw debt assumed) to Laidlaw to consummate the Rollins Acquisition. Concurrent with the closing of the Rollins Acquisition, the continuing legal entity changed its name from Rollins Environmental Services, Inc. to LESI. As a result of the Rollins Acquisition, Laidlaw owned 67% of the issued common shares of LESI and had control of LESI's Board of Directors. Also, LESI's management became senior management of the continuing entity. Accordingly, the business combination was accounted for as a reverse acquisition using the purchase method of accounting and LESI adopted the Accounting Acquirer's fiscal year-end of August 31. The historical financial information included in these consolidated financial statements is that of the Accounting Acquirer. The results of operations of Rollins have been included from the date of acquisition, May 15, 1997.

The reverse acquisition purchase price is the fair market value of the Rollins common shares outstanding at the time the terms of the Rollins Acquisition were agreed to and announced. This amount was calculated by applying Rollins' February 6, 1997, closing market price per share on the New York Stock Exchange of $2.75 to its 60,375,811 common shares outstanding on that date which resulted in a reverse acquisition purchase price of approximately $166.0 million. LESI determined that the appropriate date to calculate the reverse acquisition purchase price was the date of signing the stock purchase agreement since, at that date, the terms of the Rollins Acquisition had been agreed to and announced and the only remaining conditions to complete the Rollins Acquisition involved stockholder and regulatory approvals.

The following table reflects the fair value of the assets acquired and liabilities assumed in the Rollins Acquisition
($  in  thousands):

        Fair  value  of  net  assets  acquired:
          Property, plant and equipment                                $164,928
          Intangible assets - permits                                    56,965
          Intangible assets - goodwill                                  109,438
          Environmental liabilities assumed                             (77,723)
          Deferred tax assets, net                                        6,869
          Debt                                                         (112,628)
          Other assets and liabilities, net                              18,185
                                                                       ---------
        Reverse acquisition purchase price                             $166,034
                                                                       =========

The amounts above include certain immaterial adjustments to the initially allocated fair values, which were recorded in the third quarter of fiscal year 1998.

The fair value of permits reflected above was calculated at the date of acquisition as the excess of discounted estimated future cash flows for each of the acquired permitted facilities over the fair value of tangible assets at those facilities. Management believes there were no other identifiable intangible assets acquired in the Rollins Acquisition. No independent appraisal of tangible fixed assets acquired in the Rollins Acquisition was performed. The fair value of tangible fixed assets was estimated to equal the net book value of these assets as of the date of the acquisition, less certain specific write-downs related to assets disposed.

The permits and goodwill resulting from the Rollins Acquisition are being amortized on a straight-line basis over a period of 40 years.

SAFETY-KLEEN  CORP.

On April 3, 1998, the Company acquired 93% of the outstanding common stock of Safety-Kleen Corp. ("Old Safety-Kleen") in a tender offer bringing the Company's total ownership to 94%. Under the terms of the offer, the Company exchanged $18.30 and 2.8 common shares of LESI's stock for each Old Safety-Kleen share tendered. On May 26, 1998, the Company completed the acquisition of Old Safety-Kleen ("Safety-Kleen Acquisition"). The total purchase price for Old Safety-Kleen was approximately $1.8 billion, including (i) cash paid to Old Safety-Kleen shareholders of approximately $1.1 billion; (ii) the fair value associated with 166.5 million shares of the Company's common stock, of approximately $686.6 million, based on the computed average closing price of $4.125; and (iii) transaction costs of $13.7 million directly related to the acquisition. The cash paid was financed from the proceeds of a $2.2 billion Senior Credit Facility (see Note 8).

The Safety Kleen Acquisition has been accounted for under the purchase method and, accordingly, the accompanying financial statements include the results of operations of Old Safety-Kleen from the date of the acquisition of the 93% of Old Safety-Kleen common stock. The excess of the purchase price over the fair value of the assets and liabilities acquired was recorded as goodwill which is being amortized over a period of 40 years.

The following table reflects the allocation of fair value to the assets acquired and liabilities assumed in the Old Safety-Kleen Acquisition ($ in thousands):

          Fair value of net assets acquired:
            Property, plant and equipment         $  631,688
            Intangible assets - permits               75,000
            Intangible assets - software              50,000
            Intangible assets - customer list        220,000
            Intangible assets - goodwill           1,346,977
            Liabilities triggered by acquisition    (165,900)
            Environmental liabilities assumed        (89,807)
            Debt                                    (217,858)
            Deferred tax liabilities, net            (34,694)
            Other assets and liabilities, net        (14,064)
                                                  -----------
          Purchase price                          $1,801,342
                                                  ===========

Identifiable intangible asset values were established by independent appraisal based on discounted projected future earnings and are being amortized over their economic lives, as follows: 5 years for software, 40 years for permits and a range of 11 to 30 years for customer lists.

Included in liabilities triggered by the acquisition are a fee associated with Old Safety-Kleen's termination of a merger agreement with another company, stock option redemptions, and change in control payments, all of which represented liabilities of Old Safety-Kleen at the date of acquisition.

During the second quarter of fiscal year 1999, the Company removed from the consolidated financial statements approximately $117.9 million of goodwill in connection with the sale and deconsolidation of the European operations (see
Note 5). During the third quarter of fiscal year 1999, the Company recorded adjustments to the initially allocated fair values, primarily related to legal, environmental, and tax exposures and adjustments related to the carrying value of certain assets, resulting in a net increase to goodwill of $52.2 million. In fiscal 2000, additional goodwill of $19.0 million was recorded related to the recognition of tax contingencies existing at the date of acquisition. Both the third quarter fiscal 1999 and the fiscal 2000 adjustments are reflected in the amounts presented above. Also, as discussed in Note 2, valuation reserves related to the acquirer's deferred tax assets were reversed upon the acquisition of Old Safety-Kleen. The resulting $96.2 million reduction in goodwill and deferred taxes has been reflected in the amounts disclosed above.

The supplemental unaudited pro forma consolidated information set forth below presents the Company's results of operations on a basis which assumes that the Rollins Acquisition and the Safety-Kleen Acquisition were closed on September 1, 1996.

                                                                 1998          1997
                                                             ------------  ------------
                                                              (unaudited)   (unaudited)
Revenues                                                     $ 1,742,239   $ 1,769,054
Loss before extraordinary items                                 (116,680)     (404,472)
Net loss                                                        (135,463)     (404,472)
Basic and diluted loss per share before extraordinary items  $     (1.34)  $     (4.66)
Basic and diluted loss per share                             $     (1.56)  $     (4.66)

The supplemental unaudited pro forma results of operations are presented for informational purposes only and are not intended to reflect the future results of operations of the Company or what the results of operations would have been had the Company owned and operated these businesses as of the beginning of the periods presented.

OTHER  ACQUISITIONS

During fiscal years 2000, 1999 and 1998, the Company completed various other acquisitions of stock and assets. All of these acquisitions have been accounted for under the purchase method of accounting. The Company has reported the results of operations for each of these acquired companies from the date of acquisition. The Company has not included these acquisitions in the pro forma financial information presented above as the results from the operations of these acquired companies and assets are not material. The following table summarizes these acquisitions:

                                                2000      1999     1998
                                              ---------  -------  -------
     Number of acquisitions                          3         7        1
                                              =========  =======  =======

     Total purchase price paid                $ 25,513   $13,910  $16,000
     Less: net (assets) liabilities acquired   (18,917)    3,118    5,062
     Goodwill recorded                        $  6,596   $17,028  $21,062
                                              =========  =======  =======

Goodwill  on  these  acquisitions  is  amortized  over  40  years.

5.  SALE  OF  EUROPEAN  OPERATIONS

On December 23, 1998, the Company announced the recapitalization of its European operations and the formation of a new entity, Safety-Kleen Europe, Limited. The recapitalization was based on a total enterprise value of $190.0 million, including investments in Safety-Kleen Europe, Limited by Electra Fleming and the senior management group of Safety-Kleen Europe, Limited. In exchange for the contribution of the European operations of Old Safety-Kleen, the Company received a 44% equity interest in Safety-Kleen Europe, Limited and $154.0 million in gross cash proceeds, including $22.0 million related to dividends previously declared. Electra Fleming, a third party, purchased a 44% equity interest, and the senior management group acquired a 12% equity interest (on a fully-diluted basis). The proceeds from the sale were used to pay down borrowings under the revolver tranche of the Senior Credit Facility. The allocation of fair value of net assets assumed in the Old Safety Kleen Acquisition was revised to reflect the enterprise value based on the sale price of the Company's 56% equity interest in Safety Kleen Europe, resulting in no gain or loss on the transaction.

On August 11, 2000, SK Europe, Inc., an indirect subsidiary of the Company, sold its remaining 44% interest in Safety-Kleen Europe Limited to Electra European Fund LP. The Company received $34.4 million in cash and subject to certain contingencies, an additional $1.3 million in deferred payments. The transaction resulted in a loss before taxes of $5.3 million, including the recognition of $4.0 million of cumulative foreign currency losses.

Effective December 23, 1998, the Company ceased to consolidate the results of the European operations and began to account for the investment by the equity method.

6.  ACCOUNTS  RECEIVABLE

Accounts receivable at August 31, 2000, 1999, 1998 and 1997 consisted of the following ($ in thousands):

                                   2000       1999       1998       1997
                                 ---------  ---------  ---------  ---------
Trade accounts receivable        $376,423   $283,270   $269,625   $166,049
Allowance for doubtful accounts   (85,253)   (20,074)   (10,940)    (7,308)
Other                              16,172     28,530     19,799      5,111
                                 ---------  ---------  ---------  ---------
                                 $307,342   $291,726   $278,484   $163,852
                                 =========  =========  =========  =========

7.  ACCRUED  OTHER  LIABILITIES

Accrued other liabilities at August 31, 2000, 1999, 1998 and 1997 consisted of the following ($ in thousands):

                                2000      1999      1998     1997
                               -------  --------  --------  -------
Accrued interest payable       $ 2,062  $ 24,758  $ 30,901  $12,206
Accrued salaries and benefits   33,110    37,222    47,247   21,137
Accrued legal                    1,041     8,684     5,628    1,775
Accrued insurance                7,903    14,335    18,278    6,127
Other                           25,095    39,108    61,775   12,508
                               -------  --------  --------  -------
  Total                        $69,211  $124,107  $163,829  $53,753
                               =======  ========  ========  =======

8.  LONG-TERM  DEBT

Long-term debt at August 31, 2000, 1999, 1998 and 1997 consisted of the following ($ in thousands):

                                                           2000          1999          1998         1997
                                                       ------------  ------------  ------------  ----------
Debtor-in-Possession Credit Agreement                  $        --   $        --   $        --   $      --
                                                       ------------  ------------  ------------  ----------
Other Domestic Borrowings:
  Senior Credit Facility
    Term Loans                                           1,137,750     1,171,250     1,238,250     315,000
    Revolver                                               340,000       113,000       208,000          --
  Senior Subordinated Notes, due June 1, 2008,
    with an interest rate of 9.25%                         325,000       325,000       325,000          --
  Senior Notes, due May 15, 2009, with an interest
    rate of 9.25%                                          225,000       225,000            --          --
  Promissory note, due May 2003, with an interest
    rate of 5.245%                                          60,000        60,000        60,000      60,000
  Industrial revenue bonds, due 2003-2027, with
    fixed interest rates from 6.0% to 7.75%                 90,900        90,900        90,900     141,900
Capital leases                                               8,092         8,349            --          --
Short-term borrowings                                           --        24,739         3,971          --
Other                                                        3,333         3,018         2,675         967
                                                       ------------  ------------  ------------  ----------
                                                         2,190,075     2,021,256     1,928,796     517,867
                                                       ------------  ------------  ------------  ----------
Canadian Borrowings
--------------------
Senior Credit Facility                                      48,269        53,245        60,504      59,956
Canadian Operating Facility                                 17,152        20,515         1,506      10,864
                                                       ------------  ------------  ------------  ----------
                                                            65,421        73,760        62,010      70,820
                                                       ------------  ------------  ------------  ----------
  Total debt                                             2,255,496     2,095,016     1,990,806     588,687
Less: Current portion not subject to compromise            (65,421)   (2,070,224)   (1,975,106)   (572,987)
Less: Liabilities subject to compromise (see Note 11)   (2,190,075)           --            --          --
                                                       ------------  ------------  ------------  ----------
  Long-term debt                                       $        --   $    24,792   $    15,700   $  15,700
                                                       ============  ============  ============  ==========


DEBTOR-IN-POSSESSION  (DIP)  CREDIT  AGREEMENT

On July 19, 2000, the Bankruptcy Court granted final approval of a one-year $100.0 million Revolving Credit, Term Loan, and Guaranty Agreement underwritten by the Toronto Dominion Bank as general administrative agent and the CIT Group, Inc. as collateral agent (the "DIP Facility") with sublimits for letters of credit of $35.0 million.

Proceeds from the DIP Facility may be used to fund postpetition working capital and for other general corporate purposes during the term of the DIP Facility and to pay pre-petition claims of critical vendors. The $35.0 million sublimit on letters of credit is further stratified into $15.0 million available for auto liability, general liability and workman's compensation insurance for fiscal year 2001; $15.0 million for bonding; and $5.0 million for limited corporate purposes. The Debtor and the Creditor have agreed to modify the DIP Facility to include financial covenants, including capital expenditure limitations. As of August 31, 2000, no amounts had been drawn on the DIP Facility and $15.0 million of letters of credit had been issued. The Debtors are jointly and severally liable under the DIP Facility.

The DIP Facility benefits from superpriority claims status as provided for under the Bankruptcy Code. Under the Bankruptcy Code, a superpriority claim is senior to unsecured pre-petition claims and all other administrative expenses incurred in a Chapter 11 case. As security, the DIP Facility lenders were granted certain priority, perfected liens on certain of the Debtors' assets. Pursuant to the final order approving the DIP Facility, such liens are not subordinate to or pari passu with any other lien or security interest. Borrowings under the DIP Facility are priced at LIBOR plus 3% or prime plus 1% depending on the nature of the borrowings. Letters of credit are priced at 3% per annum (plus a fronting fee of 0.25% to the Agent) on the outstanding face amount of each Letter of credit. In addition, the Company pays a commitment fee of 0.50% per annum on the unused amount of the DIP Facility, payable monthly in arrears. The DIP Facility matures on the earlier of January 31, 2002, or the effective date of a plan of reorganization.

See Note 26 for discussion of non-compliance waivers related to certain affirmative covenants within the DIP Facility.

OTHER  DOMESTIC  BORROWINGS

Senior  Credit  Facility  -- In April 1998, the Company repaid its then existing
------------------------
bank credit facility and established a $2.2 billion Senior Credit Facility (the "Senior Credit Facility") pursuant to a credit agreement between the Company and a syndicate of banks and other financial institutions. In connection with this refinancing, the Company recognized an extraordinary loss in fiscal year 1998 of approximately $18.8 million related to the write-off of previous deferred debt issuance costs and repayment penalties. In June 1998, the availability of the Senior Credit Facility was permanently reduced by $325 million to $1.875 billion by the subsequent issuance of the Senior Subordinated Notes described below. The Senior Credit Facility consists of five parts: (i) a $550 million six-year Senior Secured Revolving Credit Facility with a $200 million letter of credit sublimit and $400 million sublimit for loans (the "Revolver"), (ii) a $455 million six-year Senior Secured Amortizing Term Loan, (iii) a $70 million six-year Senior Secured Amortizing Term Loan, (iv) a $400 million minimally amortizing seven-year Senior Secured Term Loan and (v) a $400 million minimally amortizing eight-year Senior Secured Term Loan. The term loans referred to in clauses (ii), (iii), (iv) and (v) are collectively referred to herein as the "Term Loans."

Interest costs on the Senior Credit Facility are reset periodically, at least annually, and vary depending on the particular facility and whether the Company chooses to borrow under Eurodollar or non-Eurodollar loans. Interest rates applicable to the Senior Credit Facility ranged from 7.56% to 12.88%, including a 2% default premium, effective June 1, 2000.

As of August 31, 2000, the Term Loans have been drawn in full and borrowings outstanding under the Revolver total $340 million. In addition, there were $84 million of letters of credit issued under the terms of the Revolver. As a result of the Debtors' Chapter 11 filings, all additional availability under the Revolver has been terminated, although the letters of credit remain outstanding.

Domestic borrowings of Safety-Kleen Services, Inc. (formerly known as LES, Inc.) (the "Domestic Borrower") under the Senior Credit Facility are collateralized by substantially all of the non-hazardous tangible and intangible assets of the domestic subsidiaries of the Domestic Borrower, plus 65% of the capital stock of the Company's primary Canadian subsidiaries, Safety-Kleen (Canada) Inc. and Safety-Kleen Ltd. (the "Canadian Borrower"). In addition, substantially all of the capital stock of the Domestic Borrower and its wholly-or majority-owned domestic subsidiaries is pledged to the Domestic Senior Credit Facility lenders (the "Domestic Lenders") and such domestic subsidiaries guarantee the obligations of the Domestic Borrower to the Domestic Lenders.

Senior  Subordinated  Notes  -- On May 29, 1998, The Domestic Borrower, a wholly
---------------------------
owned subsidiary of the Company, issued $325 million 9.25% Senior Subordinated Notes due 2008 (the "1998 Notes") in a Rule 144A offering. In accordance with an Exchange and Registration Rights Agreement entered at the time of the issuance of the 1998 Notes, the Company filed a registration statement with the Securities and Exchange Commission on June 24, 1998, pursuant to which the Company exchanged the 1998 Notes for notes of the Company with terms identical to the 1998 Notes. Net proceeds from the sale of the 1998 Notes, after the underwriting fees and other expenses, were approximately $316.8 million. The proceeds were used to repay a portion of the borrowings outstanding under the Senior Credit Facility.

The 1998 Notes mature on June 1, 2008. Interest is payable semiannually, on December 1 and June 1. The 1998 Notes will be redeemable, in whole or in part, at the option of the Company, at any time prior to June 1, 2003 at a redemption price equal to the greater of (i) 100% of the principal amount of the 1998 Notes or (ii) the sum of the present values of 104.625% of the principal amount of the 1998 Notes and the scheduled payments of interest through June 1, 2003, discounted to redemption date on a semi-annual basis at the Adjusted Treasury Rate, as defined, plus 50 basis points, together with accrued and unpaid interest, if any. The 1998 Notes will be redeemable, in whole or in part, at the option of the Company at any time on or after June 1, 2003 at 104.625% of the principal amount declining ratably in annual increments to par on or after June 1, 2006. In addition, prior to June 1, 2001, the Company may redeem up to 35% of the original aggregate principal amount of the 1998 Notes with the net proceeds of one or more public equity offerings at a redemption price equal to 109.25% of the principal amount, plus accrued and unpaid interest. Upon a change in control of the Company, each holder of the 1998 Notes may require the Company to repurchase all or a portion of the holder's 1998 Notes at 101% of the principal amount, plus accrued interest.

The 1998 Notes are general unsecured obligations of the Domestic Borrower, subordinated in right of payment to all existing and future senior indebtedness, as defined, of the Domestic Borrower. The 1998 Notes will rank senior in right of payment to all existing and future subordinated indebtedness of the Domestic Borrower, if any. The payment of the 1998 Notes are guaranteed on a senior subordinated basis by Safety-Kleen Corp. and are jointly and severally guaranteed on a senior subordinated basis by the Domestic Borrower's wholly owned domestic subsidiaries. No foreign direct or indirect subsidiary or non-wholly owned domestic subsidiary is an obligor or guarantor on the financing.

Senior  Notes  --  On May 17, 1999, the Company issued $225 million 9.25% Senior
-------------
Notes due 2009 (the "1999 Notes") in a Rule 144A offering which were subsequently exchanged for substantially identical notes in an offering registered with the SEC in September 1999. Net proceeds, after the underwriting fees and other expenses, were approximately $219 million and were used to finance the cash portion of the purchase price for the repurchase of the pay-in-kind debenture ("PIK Debenture") (see Note 9), for expenses relating to the repurchase and for general corporate purposes.

The 1999 Notes mature on May 15, 2009, with interest payable semi-annually on May 15 and November 15. The 1999 Notes will be redeemable, in whole or in part, at the option of the Company, at any time and from time to time at a redemption price as defined in the indenture. Upon a change in control of the Company, each holder of the 1999 Notes may require the Company to repurchase all or a portion of such holder's 1999 Notes at 101% of the principal amount thereof, plus accrued interest.

The 1999 Notes are unsecured and rank equally with all existing and future senior indebtedness and senior to all existing and future subordinated indebtedness. The Notes are not guaranteed by the Company's subsidiaries.

The Senior Credit Facility, the 1998 Notes and the 1999 Notes contain negative, affirmative and financial covenants including covenants restricting debt, guarantees, liens, mergers and consolidations, sales of assets, transactions with affiliates, the issuance of stock to third parties and payment of dividends and establishing a total leverage ratio test, a fixed charge coverage test, an interest coverage ratio test and a maximum contingent obligation to operating cash flow ratio test. As a result of the Chapter 11 Filing, the Company was not in compliance with the covenants at August 31, 2000, and accordingly, the entire portion of domestic borrowings was classified as liabilities subject to compromise. As a result of violations of certain affirmative and/or financial covenants, as well as certain cross default provisions, substantially all of the Company's long-term debt, is classified as a current liability in the accompanying consolidated balance sheets as of August 31, 1999, 1998 and 1997, respectively.

Other Borrowings -- The $60.0 million promissory note and $25.7 million of the Industrial revenue bonds are guaranteed by Laidlaw (see Note 21) and the bonds are secured by the properties financed.

As of August 31, 1999 and 1998, respectively, Bank of America provided an unsecured operating line of credit with outstanding borrowings of approximately $24.7 million and $4.0 million.

In connection with the acquisition of Old Safety-Kleen and in accordance with the terms of the notes due to the change of control of the issuer, the Company repurchased during fiscal 1998 substantially all of the outstanding 9.25% $100 million Notes of Old Safety-Kleen due September 15, 1999, pursuant to a tender offer to the note holders at a price of approximately 105%.

CANADIAN  BORROWINGS

Senior  Credit  Facility  -  The  Canadian  Borrower  and the Company's Canadian
------------------------
subsidiaries participated in the Senior Credit Facility under which it established and initially borrowed $70.0 million (USD) from a syndicate of five banks. The term loan has a floating interest rate based on Canadian prime + 1.375% or Canadian Bankers Acceptance, ("CB/A") + 2.375%, at the Company's discretion. As a result of the Company's filing for Chapter 11 bankruptcy protection, its Canadian subsidiaries are in default of the loan conditions and a notice of default has been issued by the banks making the loan payable on demand. Accordingly, the outstanding loan balance is classified as current at the end of fiscal year 2000 and interest continues to accrue.

Canadian  Operating  Facility -- On April 3, 1998, the Canadian Borrower entered
-----------------------------
into a letter agreement with the Toronto Dominion Bank providing an operating line of credit of up to $35.0 million (CDN). The letter agreement has a floating interest rate based on Canadian prime plus 1.375% or CB/A plus 2.375% for Canadian borrowings and prime plus 1.375% or LIBOR plus 2.375% for U.S. borrowings, at the Company's discretion. On March 4, 2000, Toronto Dominion Bank cancelled this letter agreement at which time the Canadian Borrower had borrowings of $17.2 million and letters of credit totaling $3.8 million. The full amount borrowed was in default at August 31, 2000, due to breaches of loan covenants by the local subsidiary. Accordingly, the outstanding loan balance is classified as current as of August 31, 2000.

Borrowings by the Canadian Borrower under the Senior Credit Facility and the Canadian Operating Facility are collateralized by substantially all of the tangible personal property of the Company's Canadian subsidiaries and by the guarantees of the Domestic Borrower's domestic, wholly-owned and majority-owned subsidiaries. Additionally, 35% of the common stock of Safety-Kleen (Canada) Inc. and of the Canadian Borrower is pledged in favor of the Canadian Senior Credit Facility Lenders and the Canadian Operating Facility Lenders.

INTEREST  EXPENSE

The Company has entered into interest rate swap agreements to alter interest rate exposures (see Note 14). Interest expense incurred under the Company's credit facilities and other borrowings was $141.9 million, $186.2 million, $120.3 million and $45.2 million (net of interest income of $3.6 million, $7.6 million, $10.2 million and $4.4 million) for fiscal years ended August 31, 2000, 1999, 1998 and 1997, respectively (excluding contractual interest on domestic borrowings of $60.0 million after the June 9, 2000 bankruptcy filing (see Note
1).

9.  SUBORDINATED  CONVERTIBLE  DEBENTURE

On May 15, 1997, the Company issued a $350 million 5% subordinated convertible PIK Debenture due May 15, 2009, to Laidlaw, in partial payment for the Rollins Acquisition described in Note 4.

Interest on the PIK Debenture was payable semiannually, on November 15 and May 15 until maturity. Interest payments due during the first two years after issuance of the PIK Debenture were required to be satisfied by the issuance of the Company's common shares, based on the market price of the common shares at the time the interest payments were due. At the Company's option, any other interest or principal payments, other than optional early redemption, could have been satisfied by issuing common shares, based on the market price at the time such payments are due. During fiscal years ended August 31, 1999 and 1998, the Company issued to Laidlaw, in satisfaction of interest payments due, 1,545,399 common shares and 980,103 common shares, respectively.

On August 27, 1999, the Company repurchased the PIK Debentures for an aggregate purchase price comprised of (i) $200 million in cash, (ii) 11,320,755 shares of common stock and (iii) 376,858 shares of common stock in satisfaction of accrued and unpaid interest on the PIK Debenture to the date of purchase. The cash portion of the purchase price was financed with the issuance of the 1999 Notes (see Note 8).

As a result of violations of certain affirmative and/or financial covenants, as well as certain cross default provisions, the PIK Debenture is classified as a current liability in the accompanying consolidated balance sheets as of August 31, 1998 and 1997, respectively.

As discussed in Note 12, the Company filed an action against Laidlaw Inc. and its affiliate companies Laidlaw Transportation, Inc. and Laidlaw International Finance Corporation to recover funds related to the repurchase of the PIK Debentures of over $200 million.

10.  CLOSURE,  POST-CLOSURE  AND  ENVIRONMENTAL  REMEDIATION  LIABILITIES

The Company records environmentally related accruals for both its landfill and non-landfill operations. Refer to Note 3 for further discussion of the Company's methodology for estimating and recording these accruals.

Final closure and post-closure liabilities -- The Company has material financial
------------------------------------------
commitments for the costs associated with requirements of the United States Environmental Protection Agency (the "EPA"), and the comparable regulatory agency in Canada for the final closure and post-closure activities at the majority of its facilities. In the United States, the final closure and post-closure requirements are established under the standards of the EPA, and are implemented and applied on a state-by-state basis. Estimates for the cost of these activities are developed by the Company's engineers, accountants and external consultants, based on an evaluation of site-specific facts and circumstances, including the Company's interpretation of current regulatory requirements and proposed regulatory changes. Such estimates may change in the future because of permit modifications and/or changes in legislation or regulations. Final closure and post-closure plans are established in accordance with the individual site permit requirements. Post-closure periods are generally expected to be for a period of 30 years after landfill closure, but may extend to a period of 100 years after landfill closure. See Note 12 for a discussion of the Pinewood facility.

For purchased landfills, the Company assesses and records the present value of the estimated closure and post-closure liability based upon the estimated final closure and post-closure costs and the percentage of airspace utilized as of the purchase date. Thereafter, the difference between the liability recorded at the time of acquisition and the present value of total estimated final closure and post-closure costs to be incurred is accrued prospectively on a units of consumption basis over the estimated useful economic life of the landfill.

Remedial  liabilities,  including  Superfund  liabilities  --  The  Company
---------------------------------------------------------
periodically evaluates potential remedial liabilities at sites that it owns or operates and at sites to which it has transported or disposed of waste, including approximately 57 Superfund sites as of August 31, 2000. The majority of the issues at Superfund sites relates to allegations that its subsidiaries, or their predecessors, transported waste to the facilities in question, often prior to the acquisition of such subsidiaries by the Company. The Company periodically reviews and evaluates sites requiring remediation, including Superfund sites, giving consideration to the nature (i.e., owner, operator, transporter or generator) and the extent (i.e., amount and nature of waste hauled to the location, number of years of site operations or other relevant factors) of the Company's alleged connection with the site, the regulatory context surrounding the site, the accuracy and strength of evidence connecting the Company to the location, the number, connection and financial ability of other named and unnamed potentially responsible parties and the nature and estimated cost of the likely remedy. Where the Company concludes that it is probable that a liability has been incurred, provision is made in the financial statements, based upon management's judgment and prior experience, for the Company's best estimate of the liability. Such estimates, which are inherently subject to change, are subsequently revised if and when additional information becomes available.

Revisions to remediation reserve requirements may result in upward or downward adjustments to income from operations in any given period. The Company believes that its extensive experience in the environmental services business, as well as its involvement with a large number of sites, provides a reasonable basis for estimating its aggregate liability. It is reasonably possible that technological, regulatory or enforcement developments, the results of environmental studies or other factors could necessitate the recording of additional liabilities and/or the revision of currently recorded liabilities that could be material. The impact of such future events cannot be estimated at the current time.

Discounted  environmental  liabilities  --  In  instances  in  which the Company
--------------------------------------
believes that both the amount of a particular environmental liability and the timing of the payments are fixed or reliably determinable, its cost in current dollars is inflated using estimates of future inflation rates (2.9%, 3.6%, 3.6% and 3.6% at August 31, 2000, 1999, 1998 and 1997, respectively) until the expected time of payment, then discounted to its present value using risk-free discount rates (5.8%, 8.5%, 8.5% and 8.5% at August 31, 2000, 1999, 1998 and
1997, respectively). The portion of the Company's recorded environmental liabilities (including closure, post-closure and remedial obligations) that is not inflated or discounted was approximately $236.0 million, $233.5 million, $223.5 million and $152.8 million at August 31, 2000, 1999, 1998 and 1997, respectively. Had the Company not discounted any portion of its liability, the amount recorded would have been increased by approximately $132.1 million at August 31, 2000. The Company estimates it will provide $223.4 million in additional environmental reserves (including the inflation and discount factors referred to above) over the remaining site lives of its facilities based on current estimated costs.

The Company has recorded liabilities for closure, post-closure and remediation obligations as of August 31, 2000, 1999, 1998 and 1997 as follows ($ in thousands):

                                                     2000      1999      1998      1997
                                                   --------  --------  --------  --------
Current portion of environmental liabilities       $ 41,122  $ 39,204  $ 45,434  $ 27,376
Non-current portion of environmental liabilities    285,634   262,462   240,533   199,326
Liabilities subject to compromise (see Note 11)       9,579        --        --        --
                                                   --------  --------  --------  --------
    Total                                          $336,335  $301,666  $285,967  $226,702
                                                   ========  ========  ========  ========

In the following table reserves for environmental matters are classified as of each balance sheet date based on their classification at August 31, 2000. Reserves for closure, post-closure and remediation as of August 31, 2000, 1999, 1998 and 1997 respectively are as follows ($ in thousands):

                                               2000      1999      1998      1997
                                             --------  --------  --------  --------
Landfill facilities:
  Cell closure                               $ 26,028  $ 27,716  $ 26,843  $ 30,328
  Final closure                                17,732    12,635    10,814     9,314
  Post-closure                                 59,198    30,384    25,627    22,635
  Remediation                                  21,562    15,863    10,164    14,553
                                             --------  --------  --------  --------
                                              124,520    86,598    73,448    76,830
                                             --------  --------  --------  --------
Non-landfill facilities:
  Remediation, closure and post-closure for
    closed sites                               92,735   100,824   113,997    92,402
  Remediation (including Superfund) for
    open sites                                119,080   114,244    98,522    57,470
                                             --------  --------  --------  --------
                                              211,815   215,068   212,519   149,872
                                             --------  --------  --------  --------
                                             $336,335  $301,666  $285,967  $226,702
                                             ========  ========  ========  ========

All of the landfill facilities included in the table above are active as of August 31, 2000, except that the estimated remaining airspace at the Pinewood facility was reduced to zero in 2000. Total closure and post-closure reserves related to the Pinewood facility were $44.6 million, $11.8 million, $9.5 million and $8.6 million as of August 31, 2000, 1999, 1998 and 1997, respectively. At August 31, 2000, the Company has recorded approximately $400,000 for all known remediation matters at Pinewood. The South Carolina Department of Health and Environmental Control has required that an Environmental Impairment Fund ("EIF") be established for any potential environmental cleanup and restoration of environmental impairment at the Pinewood facility (see Notes 3 and 12). With respect to the EIF funding requirement, no environmental liabilities have been identified which require accrual.

Anticipated payments (based on current estimated costs) of closure, post-closure and remediation liabilities for each of the next five years and thereafter are as follows ($ in thousands):

Year Ended August 31,
  2001                                                    $  41,122
  2002                                                       39,897
  2003                                                       32,765
  2004                                                       30,138
    2005                                                     17,890
  Thereafter                                                397,946
                                                          ----------
    Subtotal                                                559,758
    Less: Reserves to be provided (including discount of
             $132.1 million) over remaining site lives     (223,423)
                                                          ----------
       Total                                              $ 336,335
                                                          ==========

11.  LIABILITIES  SUBJECT  TO  COMPROMISE

The principal categories of claims classified as liabilities subject to compromise under reorganization proceedings are identified below. All amounts below may be subject to future adjustment depending on Bankruptcy Court action, further developments with respect to disputed claims, or other events, including the reconciliation of claims filed with the bankruptcy court to amounts included in the Company's records (see Note 12). Additional pre-petition claims may arise from rejection of additional executory contracts or unexpired leases by the Company. Under a confirmed plan of reorganization, all pre-petition claims may be paid and discharged at amounts substantially less than their allowed amounts.

Recorded  liabilities  --  On a consolidated basis, recorded liabilities subject
---------------------
to compromise under Chapter 11 proceedings as of August 31, 2000, consisted of the following ($ in thousands):

          Accrued litigation                          $   19,891
          Derivative liabilities                          69,461
          Trade accounts payable                         126,454
          Accrued insurance liability                     18,019
          Environmental liabilities                        9,579
          Accrued interest                                67,147
          Senior Credit Facility:
              Term loans                               1,137,750
              Revolver                                   340,000
              Adequate protection payments               (18,950)
          Senior Subordinated Notes                      325,000
          Senior Notes                                   225,000
          Promissory note                                 60,000
          Industrial revenue bonds                        90,900
          Other                                           30,722
                                                      -----------
                                                      $2,500,973
                                                      ===========

As a result of the bankruptcy filing, principal and interest payments may not be made on pre-petition debt without Bankruptcy Court approval or until a reorganization plan defining the repayment terms has been confirmed. The total interest on pre-petition debt that was not paid or charged to earnings for the period from June 9, 2000, to August 31, 2000, was $60.0 million. Such interest is not being accrued since it is not probable that it will be treated as an allowed claim. The Bankruptcy Code generally disallows the payment of interest that accrues postpetition with respect to unsecured or undersecured claims.

Contingent  liabilities  --  Contingent  liabilities as of the Chapter 11 filing
-----------------------
date are also subject to compromise. At August 31, 2000, the Company was contingently liable to banks, financial institutions and others for approximately $90 million for outstanding letters of credit and $22.6 million of performance bonds securing performance of sales contracts and other guarantees in the ordinary course of business.

The Company is a party to litigation matters and claims that are normal in the course of its operations. Generally, litigation related to "claims," as defined by the Bankruptcy Code, is stayed. Also, as a normal part of their operations, the Company's subsidiaries undertake certain contractual obligations, warranties and guarantees in connection with the sale of products or services. The outcome of the bankruptcy process on these matters cannot be predicted with certainty.

12.  COMMITMENTS  AND  CONTINGENCIES

LEASE  COMMITMENTS

The Company enters into operating and capital leases primarily for real property and vehicles under various terms and conditions. As discussed in Note 11, commitments related to operating and capital leases are subject to compromise and additional claims may arise from the rejection of unexpired leases. The following table presents the contractually stated minimum future lease payments ($ in thousands):

                                                           CAPITAL   OPERATING
Year Ended August 31,                                      LEASES      LEASES
                                                          ---------  ----------
  2001                                                    $    926   $   49,011
  2002                                                         926       36,876
  2003                                                         926       29,725
  2004                                                         926       14,640
  2005                                                         926        8,523
  Thereafter                                                 7,714       20,444
                                                          ---------  ----------
    Total minimum payments                                  12,344   $  159,219
                                                                     ==========
  Less: Amount representing interest                        (4,252)
                                                          ---------
  Obligations under capital leases subject to compromise  $  8,092
                                                          =========

Amortization expense of property, plant and equipment under capital leases was $845,000 in 2000 and $599,000 in 1999.

Assets recorded under capitalized lease agreements included in property, plant and equipment consist of the following as of August 31, 2000, 1999, 1998 and 1997 ($ in thousands):

                                     2000     1999     1998   1997
                                   --------  -------  -----  -----
Property under capital leases      $ 8,450   $8,450   $  --  $  --
Accumulated amortization            (1,444)    (599)     --     --
                                   --------  -------  -----  -----
Net property under capital leases  $ 7,006   $7,851   $  --  $  --
                                   ========  =======  =====  =====

A significant amount of the assets recorded under capital leases at August 31, 2000 and 1999, related to an aircraft which was returned to the lessor in September 2000.

Rent expense for all operating leases amounted to $56.4 million, $62.2 million, $43.6 million and $36.8 million in 2000, 1999, 1998 and 1997, respectively.

LIABILITY  INSURANCE

The Company, through premiums paid to Laidlaw (see Note 21), carried general liability, vehicle liability, employment practices liability, pollution liability, directors and officers liability, worker's compensation and employer's liability coverage, as well as umbrella liability policies to provide excess coverage over the underlying limits contained in these primary policies. The Company also carried property insurance. Effective September 1, 2000, the Company obtained its insurance requirements from a third-party insurance company.

The Company's insurance programs for certain workers compensation, general liability (including product liability) and vehicle liability are self-insured up to certain limits. All employee-related health care benefits are fully self-insured. Claims in excess of these self-insurance levels are fully insured. For self-insured workers compensation, general (including product), property, and auto liability, the Company estimates these liabilities based on actuarially determined estimates of the incurred but not reported claims plus any portion of incurred but not paid claims and premiums. These estimates are generally within a range of potential ultimate outcomes. For self-insured medical liabilities, the Company's liabilities include both an accrual for an estimate of the incurred but not reported claims that is calculated using historical claims data and an accrual for the incurred but not paid claims and premiums.

The Company's liabilities for unpaid and incurred but not reported claims as of August 31, 2000, 1999, 1998 and 1997, were $35.1 million, $24.1 million, $31.2 million and $6.1 million, respectively, under its current risk management program. Certain product and workers' compensation liabilities have been classified as long-term liabilities based upon actuarial projections of future claims payments. These liabilities as of August 31, 2000, 1999, 1998 and 1997 were $9.2 million, $9.8 million, $12.9 million and $0, respectively. In addition, $18.0 million of the $35.1 million self-insured liabilities as of August 31, 2000 are subject to compromise. While the ultimate amount of claims incurred are dependent on future developments, in management's opinion, recorded reserves are adequate to cover the future payment of claims. However, it is reasonably possible that recorded reserves may not be adequate to cover the future payment of claims. Adjustments, if any, to estimates recorded resulting from ultimate claim payments will be reflected in results of operations in the periods in which such adjustments are known.

EMPLOYMENT  AGREEMENTS

The Company is party to employment agreements with certain executives which provide for compensation and certain other benefits. The agreements also provide for severance payments under certain circumstances.

FINANCIAL  ASSURANCE  OBLIGATIONS

As of August 31, 2000, the Company provided financial assurances by insurance policies and performance bonds to the applicable regulatory authorities, totaling approximately $500 million, in connection with closure, post-closure and corrective action requirements of certain facility operating permits. Letters of credit of approximately $44 million are held to meet various financial assurance requirements. Restricted assets of $31.5 million are held in trust for landfill closure, post-closure and environmental impairment (see
Note 3). Insurance policies with limits of approximately $92 million are held to cover any bodily injury or property damage to third parties caused by accidental occurences at certain of the Company's facilities.

LEGAL  PROCEEDINGS

Legal proceedings covering a wide range of matters are pending or threatened in the United States and foreign jurisdictions against the Company. Various types of claims are raised in these proceedings, including shareholder class action and derivative lawsuits, product liability, financial assurance, environmental, antitrust, tax, and breach of contract. Management consults with legal counsel in estimating reserves and developing estimates of ranges of potential loss.

The Company has claims where management has assessed that an unfavorable outcome is probable. The aggregate estimated potential loss on these claims ranges from approximately $20.0 million to approximately $71.1 million and the Company has recorded reserves of approximately $26.6 million, including $19.9 subject to compromise, representing its best estimate of losses to be incurred.

The Company also has claims, excluding products liability cases, where management has determined that an unfavorable outcome, while not probable, is reasonably possible with an estimated range of loss of up to $1.9 billion. The Company has not recorded reserves related to these claims.

The actual outcomes from these claims could differ from these estimates. The estimated ranges of loss discussed above do not include any amount related to the Laidlaw Inc. proof of claim and Ville Mercier matters discussed below.

CHAPTER  11  FILING

Safety-Kleen Corp. and 73 of its wholly owned domestic subsidiaries (collectively, the "Debtors") each filed a voluntary petition for reorganization under the Bankruptcy Code on June 9, 2000. The petitions were filed in the United States Bankruptcy Court for the District of Delaware [Case No. 00-2303
(PJW)]. Management of the Company continues to operate the business of the Debtors as a debtor-in-possession under Sections 1107 and 1108 of the Bankruptcy Code. In this proceeding, the Debtors intend to propose and seek confirmation of a plan or plans of reorganization. Pursuant to the automatic stay provision of Section 362 of the Bankruptcy Code, virtually all pending pre-petition litigation against the Debtors is currently stayed.

Laidlaw Inc., a Canadian corporation, owns 43.5% of the outstanding common stock of the Company and has various other arrangements and relationships with the Company and its affiliates. On November 7, 2000, Laidlaw Inc., on behalf of itself and its direct and indirect subsidiaries, filed a proof of claim in the unliquidated amount of not less than $6.5 billion against Debtors in the Chapter 11 cases. The Laidlaw Inc. claims against the Debtors fall into the following general categories: 1) claims for indemnification; 2) contribution and reimbursement in connection with certain litigation matters; 3) claims against the Debtors for fraudulent misrepresentation, fraud, securities law violations, and related causes of action; 4) insurance claims; 5) guaranty claims; 6) environmental contribution claims; 7) tax reimbursement claims; and 8) additional miscellaneous claims. On April 19, 2001, the Debtors filed with the Bankruptcy Court an objection to the proof of claim filed by Laidlaw Inc.

As of May 18, 2001, proofs of claim in the approximate amount of $174 billion have been filed against the Company and its affiliates by among others, secured creditors, unsecured creditors and security holders. The Company believes that the amount of these claims that are in excess of the $2.5 billion in accrued liabilities recorded in the Consolidated Financial Statements as of August 31, 2000 as "Liabilities subject to compromise" are duplicative or without merit and will not have a material effect on the Consolidated Financial Statements. The Company is in the process of reviewing the proofs of claim and once this process is complete, will file appropriate objections to the claims in the Bankruptcy Court.

As a result of the Bankruptcy filing, the Company has not paid certain real estate taxes and certain taxing authorities have asserted liens against the real estate.

ACTION  TO  AVOID  AND  RECOVER  TRANSFERS  TO  LAIDLAW  INC.

On April 19, 2001, the Company filed an action against Laidlaw Inc. and its affiliates, Laidlaw Transportation, Inc. and Laidlaw International Finance Corporation (collectively the "Defendants"), in the United States Bankruptcy Court for the District of Delaware, Adv. Pro. No. 01-01086 (PJW). This action seeks to recover a transfer of over $200 million in August 1999 (the "Transfer") made to or for the benefit of the Defendants, holders of 43.5% of the Company's common stock. The Company asserts that the Transfer is recoverable either as a preference payment to the extent the Transfer retired pre-existing debt, or as a fraudulent transfer to the extent the Transfer redeemed equity or was made with intent to hinder, delay or defraud creditors. In the action, the Company seeks to recover the Transfer, plus interest and costs occurring from the first date of demand, from the Defendants.

MATTERS  RELATED  TO  INVESTIGATION  OF  FINANCIAL  RESULTS

As previously reported on March 6, 2000, the Company announced that it had initiated an internal investigation of its previously reported financial results and certain of its accounting policies and practices following receipt by the Company's Board of Directors of information alleging possible accounting irregularities that may have affected the previously reported financial results of the Company since fiscal year 1998. The internal investigation was subsequently expanded to include fiscal years 1998 and 1997. The Board appointed a special committee, consisting of four directors who were then independent outside directors of the Company, to conduct the internal investigation (the "Special Committee (Investigation)"). The Special Committee (Investigation) was later expanded to five directors, with the addition of one additional independent outside director. The Special Committee (Investigation) engaged the law firm Shaw Pittman, and Shaw Pittman engaged the accounting firm Arthur Andersen LLP, to assist with the comprehensive investigation of these matters. The Board placed Kenneth W. Winger, the Company's President and Chief Executive Officer and a director, Michael J. Bragagnolo, Executive Vice President and Chief Operating Officer, and Paul R. Humphreys, Senior Vice President of Finance and Chief Financial Officer, on administrative leave on March 5, 2000. The Company accepted the resignations of Messrs. Winger, Bragagnolo, and Humphreys, as officers, in mid-May 2000 and of Mr. Winger, as a director, on June 9, 2000, and subsequently terminated the employment of these individuals in July 2000. The Special Committee (Investigation) is continuing its investigation.

Beginning in March 2000, a number of lawsuits have been filed, on behalf of various classes of investors against the Company, certain directors, former directors, and others alleging, among other things, that the defendants made false and misleading statements and violated certain federal securities laws. Generally, the actions seek to recover damages in unspecified amounts that the plaintiffs allegedly sustained by acquiring shares of the Company's common stock or purchasing debt of the Company.

Shortly after the Company's March 6, 2000, announcement, Company representatives met with officials of the Securities and Exchange Commission (the "Commission") and advised the Commission of the alleged accounting irregularities and the Company's internal investigation with respect to the allegations. On March 10, 2000, the Company was advised that the Commission had initiated a formal investigation of the Company. Also on March 10, 2000, the Commission issued a subpoena to the Company requiring the production of certain financial and corporate documents relating to the preparation of Company financial statements, reports and audits for fiscal years 1998, 1999 and portions of fiscal years 1997 and 2000 and for various other documents pertaining to and ancillary to the alleged accounting irregularities. On May 24, 2000, the Commission issued a second subpoena to the Company requiring additional documents relating to the preparation of Company financial statements, reports and audits for fiscal years 1998, 1999 and portions of fiscal years 1997 and 2000. The Company has responded to the subpoenas.

On or about March 22, 2000, Safety-Kleen Corp. was served with a subpoena issued by a Grand Jury sitting in the United States District Court for the Southern District of New York seeking production of the same documents described in the Commission's original subpoena. The Company has responded to the subpoena.

The  Company  is  cooperating  with  each  of  the  investigations.

FINANCIAL  ASSURANCE  ISSUES

Under the Resource Conservation and Recovery Act ("RCRA"), the Toxic Substances Control Act ("TSCA"), and analogous state statutes, owners and operators of certain waste management facilities are subject to financial assurance requirements to ensure performance of their closure, post-closure and corrective action obligations. Safety-Kleen and certain of its subsidiaries as owners and operators of RCRA and TSCA waste management facilities are subject to these financial assurance requirements. Applicable regulations allow owners and operators to provide financial assurance through a surety bond from an approved surety. Under federal regulations and in virtually all states, to qualify as an approved surety for the purposes of providing this type of financial assurance, a surety company must be listed on Circular 570, which is maintained and distributed publicly by the United States Department of the Treasury. In compliance with the law, Safety-Kleen and its subsidiaries procured surety bonds issued by Frontier Insurance Company ("Frontier") as financial assurance at numerous locations. Of the total amount of financial assurance required of Safety-Kleen and its affiliates under the environmental statutes, which approximated $500 million as of May 31, 2000, slightly more than 50 percent of such requirements were satisfied through assurances provided by Frontier in the form of surety bonds.

On June 6, 2000, the U.S. Treasury issued notification that Frontier no longer qualified as an acceptable surety on Federal bonds and had been removed from Circular 570 on May 31, 2000. Accordingly, effective May 31, 2000, Safety-Kleen and its affiliates no longer had compliant financial assurance for many of their facilities. Under applicable regulations, Safety-Kleen and its affected subsidiaries were required to obtain compliant financial assurance within sixty days, and in some states, more quickly. Although the surety bonds issued by Frontier are no longer qualified as acceptable federal bonds, they remain in place and effective until replaced and the Company continues to pay the premiums on the bonds.

Immediately following the June 6, 2000, announcement that Frontier no longer qualified as an approved surety, the Company notified the EPA of its lack of certified financial statements for fiscal years 1999, 1998 and 1997 and the difficulties that certain alleged accounting irregularities would cause the Company in attempting to obtain compliant financial assurance for its facilities previously covered by the Frontier bonds. The Company and the EPA also contacted states in which the non-compliant facilities were located and apprised such states of these facts.

The Company and the EPA, acting on behalf of many, but not all affected states, then engaged in negotiations resulting in the entry of a Consent Agreement and Final Order ("CAFO"), which the Bankruptcy Court approved on October 17, 2000. The main component of the CAFO is a compliance schedule for Safety-Kleen and its affected subsidiaries to obtain compliant financial assurance for the facilities covered by the Frontier bonds. The CAFO also imposes a penalty on Safety-Kleen Services, Inc. which, as delays have ensued in the replacement of Frontier, and additional states have joined the CAFO (see discussion below), has grown to approximately $410,000. Under the agreement, Safety-Kleen and its affected subsidiaries were required to obtain compliant financial assurance as expeditiously as possible, but no later than December 15, 2000. The EPA reserved discretion to extend the deadline to February 28, 2001, and did so. The Company thereafter obtained a further extension through April 30, 2001. Since that date, the Company has obtained further extensions from the EPA, which the Bankruptcy Court approved on May 16, 2001, as follows: until July 31, 2001 for certain sites and until September 30, 2001 for other sites where Frontier provides financial assurance coverage. Most states that have retained primary jurisdiction on this issue (see discussion below) have indicated that they will accept these same deadlines. However, the Company has not concluded agreements with all such states, and at least one state, Texas, has taken certain enforcement actions described below. If the Company cannot obtain financing for the collateral necessary for obtaining replacement financial assurance by July
31, 2001, for the designated facilities, it has agreed with the EPA to seek Bankruptcy Court approval to use cash collateral (or other acceptable alternatives) for this purpose. The Company may seek further extensions of time from the EPA and the states, but the CAFO does not obligate the EPA and the states to grant such further extensions. Although the Company has obtained a proposal for the replacement of the Frontier coverage, there can be no assurance that the Company will be able to replace Frontier on a schedule acceptable to the EPA and the states.

If Safety-Kleen's affected facilities are unable to secure compliant financial assurance by the applicable deadline, the CAFO requires Safety-Kleen and its affected facilities to cease accepting waste and to initiate closure and post-closure measures in accordance with their permits and applicable federal and state requirements. Under the CAFO, the EPA reserves the right, in consultation with an affected state, to determine in its discretion and in accordance with applicable law, to modify these requirements. The Company's lenders and the unsecured creditors committee retain the right to oppose through the Bankruptcy Court any efforts by the EPA to require the Company to initiate any such closure and post-closure measures.

Under the CAFO, until such time as the affected facilities have obtained compliant financial assurance, Safety-Kleen and its affected facilities must not seek to withdraw an existing irrevocable letter of credit, which is subject to compromise (see Note 11), in the amount of $28.5 million from Toronto Dominion Bank for the benefit of Frontier and shall take all steps necessary to keep current the existing Frontier surety bonds.

Pursuant to the terms of the CAFO, Safety-Kleen and its affected subsidiaries have agreed to a schedule by which the EPA and Participating States (as defined below) may monitor the Company's efforts to obtain compliant financial assurance. (A "Participating State" is a state with authority to enforce financial assurance requirements, but which referred that authority to the EPA for purposes of the CAFO.) This schedule includes required periodic reports to the EPA and Participating States. The schedule also requires the Company to provide audited restated financial statements for fiscal years 1997-1999 and the audited statements for fiscal year 2000 by certain deadlines, which the Company did not meet. Accordingly, the EPA may impose additional penalties on the Company. In addition, Safety-Kleen or certain of its subsidiaries will be required to pay additional penalty amounts to some states that enter similar, but separate, agreements with Safety-Kleen and its appropriate subsidiaries concerning the replacement of Frontier. The CAFO also requires Safety-Kleen and its affected subsidiaries to retain an independent environmental auditor to conduct an environmental management systems analysis and to conduct environmental audits at certain facilities.

In the CAFO, Safety-Kleen and certain of its subsidiaries waived certain arguments they otherwise could have asserted under the Bankruptcy Code with respect to their financial assurance and certain other obligations under environmental laws. The Company's lenders and the unsecured creditors committee have reserved their right to assert certain of such arguments.

The Company and the EPA contacted states in which affected company facilities were located and apprised these states of the terms of the CAFO. As noted, several of these states referred the affected facilities' non-compliance to the EPA for enforcement and joined in the CAFO. Certain other states (referred to in the CAFO as the "Parallel Action States") have entered parallel agreements with Safety-Kleen and appropriate subsidiaries. Other states have entered or have indicated an interest to enter agreements with affected facilities with terms similar to the CAFO. If Safety-Kleen and/or its subsidiaries or affiliates were unable to conclude such an agreement in a particular state and were thus required to close facilities in such state, the impact on the Company could be material, depending upon the particular facility involved.

The State of South Carolina has indicated that it will not be a Participating State or a Parallel Action State for facilities owned or operated by Safety-Kleen (Pinewood), Inc. (see discussion below).

The State of Texas had set May 31, 2001 as the deadline for replacement of Frontier coverage in that state. Safety-Kleen and its subsidiaries did not meet that deadline. On June 1, 2001, the State of Texas notified Safety-Kleen and its affected subsidiaries that it intends to (i) seek substantial penalties for the failure to have compliant financial assurance; (ii) deny certain pending permit renewal and modification applications; and (iii) revoke the registration of some of the used oil facilities that Safety-Kleen and its subsidiaries operate in Texas. With one exception, Safety-Kleen and its subsidiaries will have the opportunity to assert defenses to these actions in various administrative and judicial proceedings. In the case of the exception, a permit modification, the application can be refiled once compliant financial assurance is procured. Safety-Kleen and its subsidiaries expect to obtain compliant financial assurance at most or all of their affected Texas facilities before the administrative and/or judicial proceedings conclude.

On June 20, 2001, Safety-Kleen and its affected subsidiaries filed a motion in Bankruptcy Court seeking approval of a transaction pursuant to which it will replace Frontier at more than 100 facilities.

As noted, Frontier does not provide all the coverage required by Safety-Kleen and its subsidiaries for closure, post-closure and corrective action activities. Reliance Insurance Company of Illinois ("Reliance") has provided a significant proportion of such coverages. The Company has received expressions of concern from various states about the quality of this coverage and some states have indicated that they do not consider Reliance policies to satisfy requirements of state law. Recent press reports indicate that the Pennsylvania Insurance Department has placed Reliance under an order of rehabilitation. According to these reports, this order provides that department with authority to operate Reliance and assess its viability. That department must determine whether to proceed with rehabilitation of Reliance or to liquidate it. Press reports also indicate that Reliance Group Holdings Inc., with which Reliance apparently is affiliated, has filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. Prior to these developments, on December 15, 2000, the Company received Bankruptcy Court approval to replace approximately $150 million of RCRA financial assurance coverage underwritten by Reliance with new policies issued by Indian Harbor Insurance Company, an A.M. Best A+ rated underwriter. The effective date for this new financial assurance is October 15, 2000, and is still subject to state acceptance of the substitution, which the Company expects to receive.

GENERAL

The Company's hazardous and industrial waste services are continuously regulated by federal, state, provincial and local laws enacted to regulate the discharge of materials into the environment or primarily for the purpose of protecting the environment. This inherent regulation of the Company necessarily results in its frequently becoming a party to judicial or administrative proceedings involving all levels of governmental authorities and other interested parties. The issues that are involved generally relate to applications for permits and licenses by the Company and their conformity with legal requirements and alleged violations of existing permits and licenses. At May 18, 2001, subsidiaries of the Company were involved in eleven proceedings in which a governmental authority is a party relating primarily to activities at waste treatment, storage and disposal facilities where the Company believes sanctions involved in each instance may exceed $100,000.

In the United States, CERCLA imposes financial liability on persons who are responsible for the release of hazardous substances into the environment. Present and past owners and operators of sites which release hazardous substances, as well as generators, disposal arrangers and transporters of the waste material, may be strictly, jointly and severally liable for remediation costs and natural resources damage. At August 31, 2000, the Company had identified 57 active federal or state-run CERCLA (Superfund) sites where the Company is a potentially responsible party ("PRP"). The Company periodically reviews its status with respect to each location and the extent of its alleged contribution to the volume of waste at the location, the available evidence connecting the Company to that location, and the financial soundness of other PRPs at the location.

PRODUCTS  LIABILITY  CASES

From time to time, the Company is named as a defendant in various lawsuits arising in the ordinary course of business, including proceedings wherein persons claim personal injury resulting from the use of the Company's parts cleaner equipment and/or cleaning products. A number of such legal proceedings are currently pending in various courts and jurisdictions throughout the United States. These proceedings typically involve allegations that the solvent used in the Company's parts cleaner equipment contains contaminants and/or that the Company's recycling process does not effectively remove the contaminants that become entrained in the solvent during its use. In addition, certain claimants assert that the Company failed to adequately warn the product user of potential risks. In the aggregate, the plaintiffs' claims are in excess of $150 million. The Company maintains insurance which it believes will provide coverage for these claims over self-insured retentions and deductibles which, in the aggregate, the Company believes are less than $10 million. The Company believes that these claims are not meritorious and intends to vigorously defend itself and the safety of its products against any and all such claims.

SAFETY-KLEEN  (PINEWOOD),  INC.

A subsidiary of Safety-Kleen, Safety-Kleen (Pinewood), Inc. ("Pinewood"), owns and operates a hazardous waste landfill near the Town of Pinewood in Sumter County, South Carolina. By an order dated May 19, 1994 ("Order"), the South Carolina Board of Health and Environmental Control ("Board") approved the issuance by the Department of Health and Environmental Control ("DHEC") of a RCRA Part B permit (the "Permit") for operation of the Pinewood Facility. The Permit included provisions governing financial assurance and capacity for the facility.

The Order established Pinewood's total permitted capacity of hazardous and non-hazardous waste to be 2,250 acre feet, including the amount of hazardous waste disposed prior to the date of the Order.

South Carolina law requires that hazardous waste facilities provide evidence of financial assurance for potential environmental cleanup and restoration in form and amount to be determined by DHEC. The Order required Pinewood to establish and maintain an Environmental Impairment Fund ("EIF") in the amount of $133 million in 1994 dollars by July 1, 2004 as financial assurance for potential environmental cleanup and restoration of environmental impairment at the Pinewood Facility. The total fund requirement amount is to be adjusted annually by the Implicit Price Deflator for the Gross National Product as published by the U.S. Department of Commerce. The EIF has two components: (1) the GSX Contribution Fund, which was to be funded by Pinewood in annual cash payments over a ten year period; and (2) the State Permitted Sites Fund, a legislatively created fund derived from fees on waste disposal at the Pinewood Facility. Under the Order, at the end of the 100-year post-closure care period, funding of the GSX Contribution Fund will be subject to evaluation by an independent arbitrator, who will determine what level of funding, if any, is still required. The Company is entitled to seek recovery of any excess amount so determined. Upon termination of the GSX Contribution Fund, any remaining trust assets would revert to Pinewood. In 1993 and 1994, Pinewood paid approximately $15.5 million cash into the GSX Contribution Fund, which has grown to approximately $19.1 million as of August 31, 2000.

In June 1995, the South Carolina legislature approved regulations (the "Regulations") governing financial assurance for environmental cleanup and restoration. The Regulations gave owner/operators of hazardous waste facilities the right to choose from among six options for providing financial assurance. The options included insurance, a bond, a letter of credit, a cash trust fund and a corporate guaranty, subject to a financial soundness test.

From June 1995, under authority of the Regulations, Pinewood submitted financial assurance for potential environmental cleanup and restoration by way of a corporate guaranty by Laidlaw Inc. or insurance. Pinewood also left in place the GSX Contribution Fund of approximately $20 million as of April 30, 2001. On September 15, 1995, DHEC issued a declaratory ruling finding that the Regulations were applicable to the financial assurance requirements for Pinewood.

Pinewood appealed the May 19, 1994, DHEC order and the opposing parties appealed the May 19, 1994, DHEC Order and the September 15, 1995, DHEC declaratory ruling and the appeals were consolidated in the South Carolina Circuit Court in the case captioned Laidlaw Environmental Services of South Carolina, Inc. et al., Petitioners vs. South Carolina Department of Health and Environmental Control and South Carolina Board of Health and Environmental Control, Respondents - Energy Research Foundation, et al., Intervenors, Docket Numbers C/A 94-CP-43-175, 94-CP-43-178, 94-CP-40-1412 and 94-CP-40-1859. The opposing parties included Citizens Asking for a Safe Environment, Energy Research Foundation, County of Sumter, Sierra Club, County of Clarendon, Senator Phil Leventy, the South Carolina Department of Natural Resources and the South Carolina Public Service Authority.

The South Carolina Court of Appeals issued a decision on April 4, 2000 (substituting for a January 17, 2000 ruling) ruling that (1) the Regulations were invalid due to insufficient public notice during the promulgation procedure and ordering Pinewood to immediately comply with the cash financial assurance requirements of the May 19, 1994 Order; and (2) both non-hazardous and hazardous waste count against Pinewood's capacity from the beginning of waste disposal, thereby reducing the remaining permitted capacity.

On June 13, 2000, the South Carolina Supreme Court denied Pinewood's petition for a writ of certiorari. On June 14, 2000, DHEC sent notice by letter to the Pinewood Facility directing that Pinewood cease accepting waste for disposal in 30 days and submit a closure plan. DHEC based this directive on the decision of the Court of Appeals that all non-hazardous waste disposed at Pinewood should be counted against Pinewood's hazardous waste capacity limit and DHEC's resulting conclusion that there is no remaining permitted capacity at Pinewood.

On June 22, 2000, DHEC notified Pinewood that the Court of Appeals' decision vacated the Regulations and, therefore, Pinewood has the sole responsibility to provide cash funding into the EIF in accordance with the May 19, 1994 Order. The DHEC notice also directed Pinewood to provide information to DHEC within 15 days on how Pinewood would comply with the Order including payment into the GSX Contribution Fund. As of August 31, 2000, there was approximately $19.1 million in the GSX Contribution Fund and approximately $13.9 million in the State Permitted Sites Fund. In 2000 dollars, the total EIF funding requirement is approximately $147.5 million. To comply with the financial assurance provisions of the Order, Pinewood would have to contribute the following payments (in 2000 dollars) as follows ($ in thousands), subject to the automatic stay provisions discussed below:

          Amount due during fiscal year:
            2000                                    $ 82,087
            2001                                      14,450
            2002                                      14,450
            2003                                       3,523
                                                    --------
          Total                                     $114,510
                                                    ========

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

On July 7, 2000, in the legal action captioned: In re: Safety-Kleen Corp., et al. Debtor, Chapter 11 Cases, Delaware Bankruptcy Court, Case Nos. 00-203 (PJW), Adversary Proceeding No. 00-698-Safety-Kleen (Pinewood), Inc. v. State of South Carolina, et al., District of South Carolina (MJP) Case No. 3:00-2243-10, Pinewood commenced legal proceedings in the United States District Court for the District of Delaware challenging DHEC's June 9, 2000, Emergency Order and DHEC's June 14 and June 22, 2000 notice letters. Pinewood sought to stay and/or enjoin DHEC and the State of South Carolina from enforcement of these directives on the grounds that the actions of DHEC were invalid under various provisions of the United States Constitution, violated the automatic stay provision of the Bankruptcy Code and/or should be enjoined under the equitable powers of the Bankruptcy Court. As an alternative cause of action, Pinewood demanded that it be compensated for the taking of its property without just compensation under provisions of the Constitutions of the United States and the State of South Carolina.

On July 12, 2000, the Delaware U.S. District Court issued an Order transferring the case to the United States District Court for the District of South Carolina.

On August 25, 2000, the U.S. District Court for the District of South Carolina issued rulings that (1) denied South Carolina's motion to dismiss Pinewood's claims upon jurisdictional grounds and certified the issue for an immediate appeal to the United States Court of Appeals for the Fourth Circuit; (2) held that the June 9, 2000 Emergency Order was subject to the automatic stay provisions of Section 362 of the Bankruptcy Code; and (3) denied Pinewood's motion for a preliminary injunction with respect to the June 14, 2000 DHEC letter.

The State of South Carolina and Pinewood appealed the District Court's ruling to the United States Court of Appeals for the Fourth Circuit. No decision has been issued by the Court of Appeals.

On September 25, 2000, Pinewood filed a request with DHEC for a permit modification increasing landfill capacity. Pinewood also filed a request for temporary authorization from DHEC to continue waste disposal at the facility pending a DHEC decision on the requested permit modification.

At midnight on September 25, 2000, Pinewood suspended waste disposal in the landfill pending action by DHEC and/or court decision allowing continued waste disposal. On September 26, 2000, DHEC denied Pinewood's request for temporary authorization for continued waste disposal at its Pinewood landfill.

The Stock Purchase Agreement among Rollins Environmental Services, Inc. (now Safety-Kleen Corp.) and Laidlaw Inc. and Laidlaw Transportation, Inc. ("LTI") dated February 6, 1997, provides that Laidlaw Inc. shall maintain, solely at its expense, until the tenth anniversary of the Closing Date (May 15, 2007), such financial mechanism as may be permitted by the relevant environmental laws to provide the required financial assurance for potential environmental cleanup and restoration at the Pinewood facility.

VILLE  MERCIER  FACILITY

On January 12, 1993, Safety-Kleen Services (Mercier) Ltd. ("the Subsidiary") filed a declaratory judgement action (Safety-Kleen Services (Mercier) Ltd. v. Attorney General of Quebec; Pierre Paradis, in his capacity as Minister of the Environment of Quebec; Ville Mercier; and LaSalle Oil Carriers, Inc.) in the Superior Court for the Province of Quebec, District of Montreal. The legal proceeding seeks a court determination of the liability associated with the contamination of former lagoons that were located on the Company's Ville Mercier property. The Subsidiary asserts that it has no responsibility for the contamination on the site. The Minister filed a Defense and Counterclaim in which it asserts that the Subsidiary is responsible for the contamination, should reimburse the Province of Quebec for past costs incurred in the amount of CDN $17.4 million, and should be responsible for future remediation costs. The legal proceedings are in the discovery stage.

The contamination on the Ville Mercier facility dates back to 1968, when the property was owned by an unrelated company. In 1968, the Quebec government issued two permits to the unrelated company to dump organic liquids into lagoons on the Ville Mercier property. By 1972, groundwater contamination had been identified and the Quebec government provided an alternate water supply to the municipality of Ville Mercier. Also in 1972, the permit authorizing the dumping of liquids was terminated and a permit to operate an organic liquids incinerator on the property was issued. (The entity to which this permit was issued was indirectly acquired by the Company in 1989.) In 1973, the Quebec government contracted with the incinerator operator to incinerate the pumpable liquids in the lagoons. In 1980, the incinerator operator removed, solidified and disposed of the non-pumpable material from the lagoons in a secure cell and completed the closure of the lagoons at its own expense. In 1983, the Quebec government constructed and continues to operate a groundwater pumping and treatment facility near the lagoons.

The Company believes that the Subsidiary is not the party responsible for the lagoon and groundwater contamination and the Subsidiary has denied any responsibility for the decontamination and restoration of the site. In November 1992, the Minister of the Environment ordered the Subsidiary to take all the necessary measures to excavate, eliminate or treat all of the contaminated soils and residues and to recover and treat all of the contaminated waters resulting from the aforementioned measures. The Subsidiary responded by letter, reiterating its position that it had no responsibility for the contamination associated with the discharges of wastes into the former Mercier lagoons between 1968 and 1972 and proposing to submit the question of responsibility to the Courts for determination as expeditiously as possible through the cooperation of the parties' respective attorneys, resulting in the filing of the pending action.

On or about February 9 and March 12, 1999, Ville Mercier and three neighboring municipalities filed separate legal proceedings against the Subsidiary and certain related companies together with certain former officers and directors, as well as against the Government of Quebec. (Ville Mercier v. Safety-Kleen Services (Mercier) Ltd., et. al.; Ville de Chateauguay v. Safety-Kleen Services (Mercier) Ltd., et. al.; Municipality of Ste-Martine v. Safety-Kleen Services
(Mercier)  Ltd.,  et.  al.;  and St.Paul de Chateauguay v. Safety-Kleen Services
(Mercier) Ltd., et. al.) The lawsuits assert that the defendants are jointly and severally responsible for the contamination of groundwater in the region, which Plaintiffs claim was caused by contamination from the former Ville Mercier lagoons, and which they claim caused each municipality to incur additional costs to supply drinking water for their citizens since the 1970's and early 1980's. The four municipalities claim a total of CDN $1,595,000 as damages for additional costs to obtain drinking water supplies and seek an injunctive order to obligate the defendants to remediate the groundwater in the region. The Subsidiary will continue to assert that it has no responsibility for the ground water contamination in the region. The legal proceedings are in the discovery stage.

Pursuant to the Stock Purchase Agreement, Laidlaw Inc. and LTI agreed to indemnify and hold harmless the Company and its subsidiaries for any damages resulting from the remediation of contaminated soils and water arising from the former lagoon sites and the operation of the incinerator at Mercier, Quebec. The indemnification is only to the extent that the aggregate cash expenditure with respect to such damages exceeds in the aggregate (i) $1 million during such year and (ii) since May 15, 1997, an amount equal to the product of $1 million times the number of years that have elapsed since May 15, 1997; however, there shall be no indemnification for any cash expenditures incurred more than six years after May 15, 1997. As of May 18, 2001, the Company has not incurred expenses for which it would be entitled to indemnification under the Stock Purchase Agreement.

MARINE  SHALE  PROCESSORS

Beginning in the mid-1980's and continuing until July 1996, Marine Shale Processors, Inc., located in Amelia, Louisiana ("Marine Shale"), operated a kiln which incinerated waste producing a vitrified aggregate as a by-product. Marine Shale contended that its operation recycled waste into a useful product, i.e. vitrified aggregate, and therefore, was exempt from RCRA regulation and permitting requirements as a Hazardous Waste Incinerator. The EPA contended that Marine Shale was a "sham-recycler" subject to the regulation and permitting requirements as a Hazardous Waste Incinerator under RCRA, that its vitrified aggregate by-product is a hazardous waste, and that Marine Shale's continued operation without required permits was illegal. Litigation between the EPA and Marine Shale with respect to this issue began in 1990 and continued until July 1996 when Marine Shale was ordered to shut down its operations by U.S. Fifth Circuit Court of Appeals.

During the course of its operation, Marine Shale produced thousands of tons of aggregate, some of which was sold as fill material at various locations in the vicinity of Amelia, Louisiana, but most of which is stockpiled on the premises of the Marine Shale Facility. Moreover, as a result of past operations, soil and groundwater contamination may exist on the Marine Shale site.

In November 1996, an option to buy Marine Shale was obtained by GTX, Inc. with the intent to operate the facility as a permitted Hazardous Waste Incinerator. Subsequently, Marine Shale, GTX and the EPA reached a settlement, including a required cleanup of the aggregate and the facility, and the Louisiana Department of Environmental Quality issued a draft permit to GTX for operation of the Marine Shale facility as a RCRA-permitted Hazardous Waste Incinerator. Appeals were taken by opposition parties and in October 1999, a Louisiana State Court Judge ruled that the draft permit was improperly issued. GTX appealed this decision and in October 2000, the Appeals Court reversed the lower court and affirmed the permit issuance. The opposition parties filed applications for Supervisory Writs with the Louisiana Supreme Court, and these applications were denied in April 2001. There may be further legal challenges to the permit and GTX expects to spend more than $60 million updating the facility in a year long project prior to commercial operation of the facility. Therefore, it is uncertain whether or when GTX will begin operation of the Marine Shale facility.

The Company was one of the largest customers of Marine Shale. In the event Marine Shale does not operate, the potential exists for an EPA action requiring cleanup of the Marine Shale site and the stockpiled aggregate under CERCLA. In this event, Safety-Kleen Corp. would be exposed to potential financial liability for remediation costs as a potentially responsible party under CERCLA.

The Stock Purchase Agreement provides that Laidlaw Inc. and LTI shall indemnify Safety-Kleen Corp. for environmental liability arising with respect to the treatment of waste at the Marine Shale facility. The indemnification is only to the extent that the aggregate cash expenditure with respect to such damages exceeds in the aggregate (i) $1 million during such year; and (ii) since May 15, 1997, an amount equal to the product of $1 million times the number of years that have elapsed since May 15, 1997; however, there shall be no indemnification for any cash expenditures by Safety-Kleen Corp. incurred more than six years after May 15, 1997. As of May 18, 2001, the Company has not incurred expenses for which it would be entitled to indemnification under the Stock Purchase Agreement.

LAMBTON  HAZARDOUS  WASTE  LANDFILL

On September 3, 1999, the Company's Lambton hazardous waste landfill facility in Ontario Canada, discovered an upwelling of water and natural gas in Sub-cell 3, a newly constructed disposal cell within Cell 18. While in the course of trying to determine the source and cause of the upwelling, the Company informed the Ontario Ministry of Environment and Energy ("MOE") of the situation. The MOE issued two Field Orders prohibiting the Company from utilizing Sub-cell 3 and Sub-cell 4 (another newly constructed cell within Cell 18) for waste disposal. However, in December 1999, after reviewing testimony and a technical report from independent experts and Company professionals, the MOE revoked the two orders and allowed the utilization of Sub-cell 4 for waste disposal so long as no waste in Sub-cell 4 was placed below an elevation of 182 meters above mean sea level. With respect to Sub-cell 3, the MOE required that the Company submit a report, for MOE's approval, detailing a plan for identifying potential areas of gas and water venting, the proposed measures to remediate all areas identified, and further steps to protect the integrity of Sub-cell 3. The Company submitted the required report to the MOE in February 2000, outlining the Company's plan for present and future site activities. The Company has received a letter from the MOE agreeing with the plan in principal; however, the local MOE office raised a number of concerns to which the Company is preparing a response. Although the Company is currently prohibited from utilizing Sub-cell 3, the Company is utilizing the remaining portions of Cell 18 for waste disposal.

RAYGAR  ENVIRONMENTAL  SYSTEMS  INTERNATIONAL  LITIGATION

On August 7, 2000, RayGar Environmental Systems International, Inc. filed its First Amended Complaint in the United States District for the Southern District of Mississippi, Hattiesburg Division, Civil Action No. 2:9CV376PG, against Laidlaw Inc., Laidlaw Investments, Ltd., LTI, Laidlaw Environmental Services, Inc. (now Safety-Kleen Corp.), LES, Inc. (a wholly owned subsidiary of Safety-Kleen now known as Safety-Kleen Services, Inc.), Laidlaw Environmental Services (U.S.), Inc. (a wholly owned subsidiary of Safety-Kleen now known as Safety-Kleen (U.S.), Inc.), Laidlaw OSCO Holdings, Inc. (a wholly owned subsidiary of Safety-Kleen now known as Safety-Kleen OSCO Holdings, Inc.), Laidlaw International, and Safety-Kleen Corp. alleging a variety of Federal antitrust violations and state law business torts. RayGar seeks damages it has allegedly sustained as a result of the defendants' actions in an amount of not less than $450 million in actual compensatory damages and not less than $950 million for punitive damages.

The dispute arises from an unsuccessful effort pursuant to an agreement between RayGar and a Safety-Kleen subsidiary, to obtain RCRA and related permits for the operation of a wastewater treatment facility in Pascagoula, Mississippi. This lawsuit is in the very early stages of discovery. Laidlaw Inc., Laidlaw Investments, Ltd., LTI and Laidlaw International have filed a motion to dismiss the Complaint for lack of personal jurisdiction and for failure to state a claim upon which relief can be granted. The action has not proceeded against Safety-Kleen and its subsidiaries due to the filing of their Chapter 11 bankruptcy petitions on June 9, 2000.

FEDERATED  HOLDINGS,  INC.  LITIGATION

On November 6, 2000, Federated Holdings, Inc. (FHI) filed a lawsuit against Laidlaw Inc., Laidlaw Investments, Ltd., LTI, Laidlaw Environmental Services, Inc. (now Safety-Kleen Corp.), LES, Inc. (a wholly owned subsidiary of Safety-Kleen now known as Safety-Kleen Services, Inc. and successor in interest to Laidlaw Environmental Services (U.S.), Inc.), Laidlaw OSCO Holdings, Inc. (a wholly owned subsidiary of Safety-Kleen now known as Safety-Kleen OSCO Holdings, Inc.), Laidlaw International, and Safety-Kleen Corp. in the United States District Court for the Southern District of Mississippi, Hattiesburg Division, Civil Action No. 2:00CV286 alleging a variety of Federal antitrust violations and state law business torts. FHI seeks damages it has allegedly sustained as a result of the Defendants' actions in an amount of not less than $200 million in actual compensatory damages and not less than $250 million for punitive damages.

The dispute arises from an unsuccessful effort pursuant to an agreement between FHI and a Safety-Kleen subsidiary to obtain RCRA and related permits for the operation of a hazardous waste landfill in Noxubee County, Mississippi. This lawsuit is in the very early stages of discovery. Laidlaw Inc., Laidlaw Investments, Ltd., LTI and Laidlaw International have filed a motion to dismiss the Complaint for lack of personal jurisdiction and for failure to state a claim upon which relief can be granted. The action has not proceeded against Safety-Kleen and its subsidiaries due to the filing of their Chapter 11 bankruptcy petitions on June 9, 2000.

HUDSON  COUNTY  IMPROVEMENT  AUTHORITY  LITIGATION

In July 1999, Hudson County Improvement Authority ("HCIA") filed suit in the Superior Court, Hudson County, New Jersey against SK Services (East), L.C. ("SK Services East") (an indirect wholly owned Company subsidiary), Safety-Kleen Corp., American Home Assurance Company, and Hackensack Meadowlands Development Commission. An Amended Complaint was filed on August 18, 1999, in which HCIA sought damages and injunctive relief evicting SK Services East from a 175 acre site in Kearny, New Jersey owned by HCIA. SK Services East had been using the site pursuant to an Agreement and Lease dated as of February 2, 1997 for the processing and disposal of processed dredge material. HCIA alleged that certain conditions precedent to SK Services East's right to continue operations at the site had not occurred, that as a result the Agreement and Lease had automatically terminated, that SK Services East owed HCIA some $11 million in back rent, and that SK Services East was obligated to finish the remediation of the site and its preparation for development as a commercial property. In January 2000, the Court granted HCIA summary judgment on its motion to declare the Agreement and Lease null and void as a result of the failure of the conditions precedent. This ruling effectively terminated the relationship between SK Services East and HCIA leaving only the issue of the determination of the rights and responsibilities of the parties in the unwinding of the relationship. In May 2000, HCIA filed for summary judgment seeking an order declaring that SK Services East is obligated to complete all measures required under the Remedial Action Work Plan for the site. SK Services East filed a brief opposing the motion. In June 2000, HCIA withdrew its pending motion, with the Court's understanding that the motion could be re-filed if the automatic stay in connection with the Company's Chapter 11 bankruptcy protection is lifted.

ECDC  ENVIRONMENTAL,  L.C.  CLAIM

Certain subsidiaries of Safety-Kleen entered into a long-term contract (the "4070 Contract") with General Motors Corporation ("GM") to manage certain GM waste products. One requirement of the 4070 Contract was to provide a dedicated cell for GM waste products at a landfill facility owned by ECDC Environmental, L.C. ("ECDC"), which was then a Safety-Kleen subsidiary. In November 1997, Safety-Kleen sold its interest in ECDC to an affiliate of Allied Waste Industries, Inc. Pursuant to the sale, ECDC, Safety-Kleen, and certain Company subsidiaries entered the GM Waste Disposal Agreement (the "WDA") governing the obligations of the parties with respect to the continued management of GM waste in the dedicated cell at the ECDC landfill.

By letter dated May 15, 2000, the Company was notified of GM's intent to terminate the 4070 Contract for default, effective December 31, 2000. Under the WDA, default by the Company and/or its subsidiaries under the 4070 Contract would have obligated Safety-Kleen and/or its affected subsidiaries to pay certain costs, rebates and damages to ECDC in accordance with the terms of the WDA.

Safety-Kleen and certain of its wholly owned subsidiaries, including those subsidiaries which were parties to the 4070 Contract and the WDA, filed for protection under Chapter 11 of the Bankruptcy Code. In anticipation of the Company's rejection of the 4070 Contract pursuant to 11 U.S.C. Sec.365, on October 30, 2000, ECDC filed a claim for not less than $11,027,600 plus other and unspecified additional damages for Company's breach of the 4070 and WDA contracts. Subsequently, the Bankruptcy Court granted the motion by Safety-Kleen and certain of its subsidiaries, which were parties to the 4070 Contract and the WDA, to reject both the 4070 Contract and the WDA, effective December 1, 2000.

BRYSON  ADAMS  LITIGATION

In 1996, a lawsuit was filed in the federal court in Baton Rouge, Louisiana, under the caption Carleton Gene Rineheart et al. v. CIBA-GEIGY Corporation, et al., U.S. District Court for the Middle District of Louisiana, CA #96-517, Section B(2). In October 1999, a substantially similar lawsuit was filed in state court in Lafayette Parish, Louisiana, under the caption of Bryson Adams, et al. v. Environmental Purification Advancement Corporation, et al., Civil Action No. 994879, Fifteenth Judicial District Court, Parish of Lafayette, State of Louisiana. In December 2000, these two cases were consolidated with Adams designated as the lead case. In this consolidated litigation, plaintiffs are suing for alleged personal injury and/or property damage arising out of the operation of certain waste disposal facilities near Bayou Sorrel, Louisiana. The initial Bryson Adams lawsuit was filed on behalf of 320 plaintiffs against 191 defendants.

A Safety-Kleen subsidiary which owns and operates a hazardous waste deep injection well in Bayou Sorrel, Louisiana is named as a defendant. A different Safety-Kleen subsidiary is also named as a defendant for its alleged role as a generator and arranger for disposal or treatment of hazardous waste at certain of the disposal facilities which are named in the litigation. It is alleged that the Safety-Kleen subsidiary was the operator of the injection well in question from 1974 through the present. In addition to the claims asserted by the plaintiffs, there is the potential that the customers of the injection well, who are also defendants, may assert claims for indemnification against the Company. The action has not proceeded against the Safety-Kleen subsidiaries due to the filing of their Chapter 11 Bankruptcy petition on June 9, 2000.

13.  DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

Carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued other liabilities approximate fair value due to the short-term nature of these instruments.

The following table details the total fair value of all of the Company's derivative contracts ($ in thousands):

                                                             AS OF AUGUST 31,
                         -----------------------------------------------------------------------------------------
                                 2000                  1999                   1998                   1997
                         --------------------  ---------------------  ---------------------  ---------------------
                         Positive   Negative   Positive    Negative   Positive    Negative   Positive    Negative
                         ---------  ---------  ---------  ----------  ---------  ----------  ---------  ----------
Interest rate swaps      $      --  $      --  $  17,646  $ (29,885)  $   1,073  $ (12,598)  $     256  $      --
Interest rate swaptions         --         --         --    (25,904)         --         --          --         --
Bond indexed equity
swaps                           --         --         --     (1,819)        460         --          --     (1,275)
Forward start swaps             --         --         --     (1,311)         --         --          --         --
                         ---------  ---------  ---------  ----------  ---------  ----------  ---------  ----------
Total fair value         $      --  $      --  $  17,646  $ (58,919)  $   1,533  $ (12,598)  $     256  $  (1,275)
                         =========  =========  =========  ==========  =========  ==========  =========  ==========

Long-term investments - The fair value approximates carrying value (see Note 3).

Long-term debt - Due to the uncertainty resulting from the Bankruptcy filings discussed in Note 1, the fair value of the Company's long-term debt as of August 31, 2000 is not determinable. The fair value of the Company's long-term debt at August 31, 1999, 1998 and 1997, is also not determinable.

The estimated fair value of the PIK Debenture is based on quoted market prices of the Company's stock, along with present value calculations, which use current rates for similar debt with the same remaining maturity. The Company estimates that the fair value of the PIK Debenture at August 31, 1998, and August 31, 1997, was $350.5 million and $493.6 million, respectively.

Fair value estimates are made at a specific point in time based on relevant market information about the financial instruments. These estimates are subjective in nature and involve uncertainties and matters of significant judgement and therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates.

14.  FINANCIAL  INSTRUMENTS  AND  RISK  MANAGEMENT

Derivatives  and  risk  management
----------------------------------

From time to time during the fiscal years ended August 31, 2000, 1999, 1998 and 1997, the Company entered into derivative contracts which include swaps, option contracts, and forward agreements or combinations thereof. As of August 31, 2000, the Company had no derivative contracts outstanding. During March 2000, the Company's existing derivative contracts were involuntarily terminated from cross-default provisions between the Company's Senior Credit Facility, and its International Swap Dealers Association Master Agreements. As a consequence of these terminations the Company has a net derivative liability of $69.5 million which is reflected in its financial statements in liabilities subject to compromise (see Note 11) and which ranks pari passu with amounts due under the Senior Credit Facility.

The Company also entered into a variety of derivatives including interest rate swaps, options, swaptions and forward agreements which were not designated as hedges or were ineffective throughout the hedge period. Such instruments do not qualify for hedge accounting treatment. These transactions often took the form of financing arrangements whereby the Company received cash proceeds at the outset of the contract in exchange for an obligation to exchange swap settlements in the future at off-market terms. The fair market value of such instruments which fail to qualify for hedge accounting treatment are reflected as assets or liabilities, with the periodic change in market value recognized in earnings in the Company's financial statements.

As of August 31, 1999, 1998, and 1997 the Company had notional derivative amounts outstanding as follows ($ in thousands):

                                                AS OF AUGUST 31,
                                        ------------------------------
                                           1999       1998      1997
                                        ----------  --------  --------
Qualifying hedges - interest rate swap  $  903,000  $913,000  $160,000
                                        ----------  --------  --------

Trading purpose derivatives
  Interest rate swaps                      520,000    50,000        --
  Interest rate swaptions                  675,000        --        --
  Bond indexed equity swaps                  4,700     4,700    10,000
  Forward start swaps                       50,000        --        --
                                        ----------  --------  --------
                                         1,249,700    54,700    10,000
                                        ----------  --------  --------
Total notional value                    $2,152,700  $967,700  $170,000
                                        ==========  ========  ========

Credit risk arises from the possible inability of counterparties to meet the terms of their contracts on a net basis. All of the Company's interest rate swap agreements (which were terminated as of March 17, 2000) were entered into with major financial institutions, which were expected to fully perform under the terms of the agreements. The Company's credit exposure on swaps was related not to the notional balances of the interest rate swaps, but to the current and potential replacement costs of all profitable contracts at year-end. Credit exposure varied with the market value of the swaps.

Derivative financial instrument fair values represent an approximation of amounts the Company would have paid to or received from counterparties to terminate its positions prior to maturity, and are based on capital market rates prevailing at August 31, 2000, 1999, 1998 and 1997.

The following tables summarizes the interest rate swaps used by the Company ($ in thousands):


QUALIFYING HEDGES                                              AUGUST 31,
                                          -------------------------------------------------
                                                1999             1998             1997
                                          ---------------  ---------------  ---------------
Notional amounts                          $      903,000   $      913,000   $      160,000
Range of expirations (years)                0.01 to 9.75      0.5 to 10.0       1.5 to 2.5
Weighted average years until expiration              5.2              5.2              1.9
Fixed rate (pay fixed swaps)                        5.75%            5.74%            6.02%
Fixed rate (pay floating swaps)                     6.04%              --               --
Fair value                                $       (1,367)  $      (11,214)  $          256


NON-HEDGING INTEREST RATE SWAPS                                AUGUST 31,
                                          -------------------------------------------------
                                                1999             1998             1997
                                          ---------------  ---------------  ---------------
Notional amounts                          $      520,000   $       50,000   $           --
Range of expirations (years)                3.75 to 29.9             29.8               --
Weighted average years until expiration            10.25             29.8               --
Fixed rate (pay fixed swap)                         6.18%            5.97%              --
Fixed rate (pay floating swap)                      6.21%              --               --
Fair value                                $      (10,872)  $         (311)  $           --


SWAPTIONS                                                      AUGUST 31,
                                          -------------------------------------------------
                                                1999             1998             1997
                                          ---------------  ---------------  ---------------
Notional amounts                          $      675,000   $           --   $           --
Range of expirations (years)                 0.5 to 5.75               --               --
Weighted average years until expiration             3.27               --               --
Fixed rate (pay fixed swap)                         7.98%              --               --
Fixed rate (pay floating swap)                      7.16%              --               --
Fair value                                $      (25,904)  $           --   $           --


BOND INDEX EQUITY HEDGE                                        AUGUST 31,
                                          -------------------------------------------------
                                                1999             1998             1997
                                          ---------------  ---------------  ---------------
Notional amounts                          $        4,700   $        4,700   $       10,000
Range of expirations (years)                        0.33             0.33             0.33
Weighted average years until expiration             0.33             0.33             0.33
Equity Index                                     S&P 500          S&P 500          S&P 500
Bond Index                                 U.S. Treasury    U.S. Treasury   U.S. Treasury
Fair value                                $       (1,819)  $          460   $       (1,275)


FORWARD START SWAP                                             AUGUST 31,
                                          -------------------------------------------------
                                                    1999         1998             1997
                                          ---------------  ---------------  ---------------

Notional amounts                          $       50,000   $           --   $           --
Range of expirations (years)                        8.75               --               --
Weighted average years until expiration             8.75               --               --
Fixed rate (pay fixed swap)                           --               --               --
Fixed rate (pay floating swap)                      6.15%              --               --
Fair value                                $       (1,331)  $           --   $           --

The floating legs of all interest rate swaps are based on 3-month and 6-month LIBOR.

As of August 31, 1999, 1998 and 1997, the Company had net deferred losses of $804,000, $0, and $0, respectively, associated with the early termination of qualifying hedge contracts. These amounts were recorded as a component of the current portion of long-term debt and were being amortized to interest expense using the effective interest rate method. As of the bankruptcy filing date (June 9, 2000), the Company had $3.4 million in such deferred losses, all of which was charged to reorganization items for the year ended August 31, 2000.

The following table summarizes the net gains and (losses) on the Company's derivative contracts used for trading purposes
($  in  thousands):

                               FOR THE YEARS ENDED AUGUST 31,
                           --------------------------------------
                             2000      1999      1998      1997
                           --------  --------  --------  --------
Interest rate swaps        $(4,697)  $ 5,855   $  (432)  $    --
Interest rate swaptions      7,235    (8,578)       --        --
Bond forward agreements     (1,407)     (921)   (1,884)       --
Bond indexed equity swaps     (418)   (2,279)    1,111    (1,350)
                           --------  --------  --------  --------
Total                      $   713   $(5,923)  $(1,205)  $(1,350)
                           ========  ========  ========  ========

The following table summarizes the fair value of the Company's derivative contracts used for trading purposes for the years ended August 31 ($ in thousands):

                                              2000                                                 1999
                            --------------------------------------------  ------------------------------------------------
                                              GROSS           GROSS                           GROSS        GROSS NEGATIVE
                              AVERAGE     POSITIVE FAIR   NEGATIVE FAIR    AVERAGE FAIR   POSITIVE FAIR      FAIR VALUE
                             FAIR VALUE       VALUE           VALUE           VALUE           VALUE
                            ------------  --------------  --------------  --------------  --------------  ----------------
Interest rate swaps         $    (1,311)  $           --  $           --  $        (345)  $        3,020  $       (13,893)
Interest rate swaptions          (2,967)              --              --         (2,802)              --          (25,904)
Bond forward agreements              --               --              --             --               --               --
Bond indexed equity swaps        (1,102)              --              --           (599)              --           (1,819)
Forward start swaps              (2,716)              --              --           (196)              --           (1,331)
                            ------------  --------------  --------------  --------------  --------------  ----------------
Total                       $    (8,096)  $           --  $           --  $      (3,942)  $        3,020  $       (42,947)
                            ============  ==============  ==============  ==============  ==============  ================

                                             1998                                              1997
                           ---------------------------------------------  ------------------------------------------------
                                             GROSS            GROSS                           GROSS        GROSS NEGATIVE
                             AVERAGE     POSITIVE FAIR    NEGATIVE FAIR    AVERAGE FAIR   POSITIVE FAIR      FAIR VALUE
                            FAIR VALUE       VALUE            VALUE           VALUE           VALUE
                           ------------  --------------  ---------------  --------------  --------------  ----------------
Interest rate swaps        $       476   $           --  $         (311)  $          --   $           --  $            --
Interest rate swaptions             --               --              --              --               --               --
Bond forward agreements           (727)              --              --              --               --               --
Bond indexed equity swaps         (607)             460              --          (1,069)              --           (1,275)
Forward starting swaps              --               --              --              --               --               --
                           ------------  --------------  ---------------  --------------  --------------  ----------------
Total                      $      (858)  $          460  $         (311)  $      (1,069)  $           --  $        (1,275)
                           ============  ==============  ===============  ==============  ==============  ================

In addition to the derivatives used for qualifying hedges and for trading purposes described above, the Company has segregated from derivative contracts entered into or modified at off-market terms, $16.1 million, $8.5 million, $2.2 million and $0 million of amortizing fixed-rate borrowings as of August 31, 2000, 1999, 1998 and 1997, respectively. These amounts are included in liabilities subject to compromise as of August 31, 2000, and in derivative liabilities as of August 31, 1999, 1998 and 1997. The Company also classified $53.4 million in terminated derivatives as liabilities subject to compromise as of August 31, 2000 (see Note 11).

15.  STOCKHOLDERS'  EQUITY

The Company is authorized to issue 250 million shares of its $1 par value common stock and one million shares of its $1 par value preferred stock. The terms and conditions of each issue of preferred stock are determined by the Board of Directors. No preferred stock has been issued.

Prior period shares issued and outstanding, weighted average common stock outstanding and basic and diluted income per share have been restated to reflect a one-for-four reverse stock split which became effective at the close of business November 30, 1998. In connection with the one-for-four reverse stock split, the number of common shares available for issuance was reduced from 750 million to 250 million.

16.  STOCK  OPTION  PLANS

The  Company  has  the  following  stock  option  plans:

     1. The 1982 Stock Option Plan of the former Rollins Environmental Services, Inc.
     2. The 1993 Stock Option Plan of the former Rollins Environmental Services, Inc.
     3.   The  1997  Directors  Stock  Option  Plan
     4.   The  1997  Stock  Option  Plan

All outstanding employee stock options granted by the former Rollins were fully vested on May 15, 1997, in accordance with the terms of the Stock Purchase Agreement referred to in Note 4.

Option  activity  for  the  years  ended  August  31  is  as  follows:

                                             2000                            1999
                                  -----------------------------  -----------------------------
                                              Weighted Average               Weighted Average
                                    Shares     Exercise Price      Shares     Exercise Price
                                  ----------  -----------------  ----------  -----------------
Outstanding at beginning of year  1,200,988   $          13.901    754,250   $          14.844
Granted                                  --                  --    538,625   $          13.250
Exercised                            (2,000)  $          12.750    (18,250)  $          11.613
Expired or canceled                (152,125)  $          14.307    (73,637)  $          19.125
                                  ----------                     ----------
Outstanding at end of year        1,046,863   $          13.844  1,200,988   $          13.901
                                  ==========                     ==========
Options available for grant       2,087,427                        635,302
Options exercisable                 388,200   $          13.953    202,113   $          14.439


                                              1998                            1997
                                  -----------------------------  -----------------------------
                                              Weighted Average               Weighted Average
                                    Shares    Exercise Price       Shares    Exercise Price
                                  ----------  -----------------  ----------  -----------------
Outstanding at beginning of year    510,461   $          16.005         --                  --
Vested upon change in control            --                  --    276,639   $          20.197
Granted                             396,563   $          15.351    296,875   $          12.752
Exercised                           (42,225)  $          12.054    (14,875)  $          10.450
Expired or canceled                (110,549)  $          23.088    (48,178)  $          21.734
                                  ----------                     ----------
Outstanding at end of year          754,250   $          14.844    510,461   $          16.005
                                  ==========                     ==========
Options available for grant       1,100,289                      1,386,303
Options exercisable                 132,562   $          16.921    213,586   $          20.530

                               2000                                 1999
                -----------------------------------  -----------------------------------
                              Weighted                             Weighted
                               Average    Weighted                  Average    Weighted
Range of                      Remaining    Average                 Remaining    Average
Exercise          Options    Contractual  Exercise     Options    Contractual  Exercise
Price           Outstanding     Life        Price    Outstanding     Life        Price
--------------  -----------  -----------  ---------  -----------  -----------  ---------

$10.50-$11.50        6,750   3.26 Years  $  11.500        6,750   4.26 years  $  11.500
$12.75-$15.75    1,027,063   5.23 Years  $  13.773    1,178,688   8.51 years  $  13.794
$16.50-$23.00       13,050   1.69 Years  $  20.655       13,050   2.69 years  $  20.655
$30.00-$35.50           --           --         --        2,500   0.25 years  $  35.500
               -----------                          -----------
$10.50-$35.50    1,046,863   5.17 Years  $  13.844    1,200,988   8.41 years  $  13.901
               ===========                          ===========

                                 1998                                  1997
                  ----------------------------------  ------------------------------------
                                Weighted                             Weighted
                                 Average    Weighted                  Average    Weighted
                                Remaining    Average                 Remaining    Average
Range of            Options    Contractual  Exercise     Options    Contractual  Exercise
Exercise Price    Outstanding     Life        Price    Outstanding     Life        Price
----------------  -----------  -----------  --------  -----------  -----------  ----------
$10.50-$11.50         20,500   5.55 years   $  11.159       59,875   5.98 years  $  11.383
$12.75-$15.75        678,438   9.08 years   $  14.263      303,175   9.78 years  $  12.807
$16.50-$23.00         37,200   4.12 years   $  18.998       88,200   4.76 years  $  19.347
$30.00-$35.50         16,987   0.32 years   $  31.133       56,961   1.15 years  $  31.497
$44.50-$49.00          1,125   1.47 years   $  49.000        2,250   2.43 years  $  46.750
$10.50-$49.00        754,250   8.53 years   $  14.844      510,461   7.47 years  $  16.005
                  ===========                           ===========

Effective July 9, 1997, the directors of the Company set aside 1.5 million shares of its $1 par value common stock for issuance under The 1997 Stock Option Plan. Effective October 5, 1999, the number of shares set aside was increased by 10 million shares. All options under this plan are for a term of ten years from the date of grant and become exercisable with respect to 20% of the total number of shares subject to the option, approximately one year after the date of grant, and with respect to an additional 20% at the end of each 12-month period thereafter on a cumulative basis during the succeeding four years. The plan provides for the granting of stock options to certain senior employees and officers of the Company at the discretion of the Board of Directors. All options are subject to certain conditions of service. Options for 274,375 were granted during fiscal year 1997 at an exercise price of $12.75. Options for 351,563 shares were granted during fiscal year 1998 at exercise prices ranging from $15.25 to $15.75. Options for 471,125 shares were granted during fiscal year 1999 at an exercise price of $13.25. No options were granted during fiscal year 2000.

Effective July 9, 1997, the directors of the Company set aside 135,000 shares of its $1 par value common stock for issuance under The 1997 Directors Stock Option Plan. Effective October 5, 1999, the number of shares set aside was increased by 300,000 shares. All options under this plan are for a term of ten years from the date of grant and become exercisable with respect to 20% of the total number of shares subject to the option, approximately one year after the date of grant, and with respect to an additional 20% at the end of each 12-month period thereafter on a cumulative basis during the succeeding four years. All options are subject to certain conditions of service. Options for 22,500 shares were granted during fiscal year 1997 at an exercise price of $12.75. Options for 45,000 shares were granted during fiscal year 1998 at an exercise price of $15.25. Options for 67,500 shares were granted during fiscal year 1999 at an exercise price of $13.25. No options were granted during fiscal year 2000.

In accordance with the disclosure requirements of SFAS No. 123, the fair value of each option grant during 1999, 1998 and 1997 has been estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                             AUGUST 31,
                             ---------------------------------------
                                 1999         1998          1997
                             -----------   -----------   -----------
Risk-free interest rate        5.3%          5.5%          6.2%
Expected life                  7.0 years     7.0 years     7.0 years
Dividend rate                  0.0%          0.0%          0.0%
Expected volatility           60.8%         64.0%         19.4%

As required by SFAS No. 123, the Company has determined that the weighted average estimated fair values of options granted during fiscal 1999, 1998 and 1997 were $8.22, $7.30 and $10.14 per share, respectively. Had compensation cost for these plans been determined based on the Black-Scholes value at the grant dates for awards as prescribed by SFAS No. 123, pro forma net income and earnings per share would have been as follows ($ in thousands, except per share data):

                                           YEAR ENDED AUGUST 31,
                                 2000        1999        1998        1997
                              ----------  ----------  ----------  ----------
Net income (loss):
  As reported                 $(833,191)  $(223,155)  $(103,211)  $(301,544)
  Pro forma                    (835,157)   (225,121)   (104,392)   (302,146)
Net income (loss) per share:
  As reported                 $   (8.27)  $   (2.52)  $   (1.65)  $   (8.74)
  Pro forma                       (8.29)      (2.54)      (1.68)      (8.76)

17.  IMPAIRMENT  AND  OTHER  CHARGES

The accompanying consolidated statements of operations reflect an element of operating expenses described as Impairments and Other Expenses. Included in this caption are provisions for impairments of assets determined in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and related provisions for closure and post-closure reserves and other liabilities for facilities to be closed, where appropriate.

SFAS No. 121 requires the assessment of long-lived assets for impairment whenever events ("triggering events") occur which may indicate that those assets have become impaired. Triggering events may be events which directly cause impairment (e.g., decisions to close facilities or the effects of new government regulations) or may be indicators of the existence of other direct causes of impairment (e.g., continuing or increasing losses, declining customer demand, etc.).

The Company identified the acquisition of Rollins in 1997 and Safety-Kleen in 1998 as triggering events since they required a review and modification of operating plans, which resulted in the closure or change in use of several facilities of the acquiring company. Other impairments were related to the effect of changes in management's overall strategy and business decisions regarding the use of certain facilities. As indicated below, the Company's filing for Chapter 11 Bankruptcy protection in June 2000 created the need for a complete review and reassessment of the future cash flows of its assets which resulted in decisions to close or dispose of certain facilities. This reassessment identified certain impairments resulting from projections of recurring operating losses at specific locations, extensive increases in capital required to keep locations operational or from deterioration in the business conditions resulting from increased competition and environmental regulations.

The Company believes that the Bankruptcy filing in June 2000 and the events that led up to it constitute triggering events. In connection with its comprehensive review of its operations, the Company evaluated the recoverability of long-lived assets at August 31, 2000, by reference to estimated future cash flows. As a result, the Company identified certain impairments that have been recorded in fiscal year 2000. Impairments which could be specifically related to decisions, projections, or recoverability analyses which indicate that the impairments occurred during the restatement periods have been reflected in those prior periods.

The following table summarizes the impairment and other charges recorded by the Company during fiscal years 2000, 1999, 1998 and 1997 categorized by type of triggering event ($ in thousands):

                                          2000     1999     1998      1997
                                        --------  -------  -------  --------
Resulting from effects of acquisitions  $      0  $     0  $41,498  $189,202
Resulting from other factors             367,793   11,287   23,384    64,282
Total                                   $367,793  $11,287  $64,882  $253,484
                                        ========  =======  =======  ========

Fair values for impaired assets were determined for landfills, incinerators, wastewater treatment and other facilities, primarily based on future cash flow projections discounted using rates appropriate for the risks involved with the identified assets. For those facilities that were to be sold, management based fair value on their best estimate of sales value less cost to sell.

1997
----
The impairment and other charges in 1997 relate primarily to the Company's decisions to close certain of its facilities which were determined to be redundant with facilities acquired in the Rollins Acquisition. Of this amount, approximately $166.0 million represents the write-down of property, plant and equipment, intangible and other assets and approximately $23.2 million represents the establishment of closure and post-closure reserves and other liabilities, related to facilities closed in 1997. Approximately $151.9 million of these charges relates to the closure of the Clive, Utah incineration facility.

The impairment and other charges in 1997 resulting from other factors relate primarily to decisions made by management as a result of changes in business conditions or legal issues. Of this amount, approximately $59.2 million represents the write-down of property, plant and equipment, intangible and other assets and approximately $5.1 million represents the establishment of closure and post-closure reserves and other liabilities. Included in the write-down of property, plant and equipment is an impairment charge of $21.4 million related to Pinewood, which was recorded to recognize the substantial curtailment of activities at that location which resulted from the legal actions discussed in
Note  12.

The amounts recorded for impairments in 1997 relate to facilities which were either closed in 1997 or substantially curtailed in 1997 and formally closed shortly thereafter. None of these facilities generated significant revenues after 1997.

1998
----
The impairment and other charges in 1998 resulting from effects of acquisitions relate primarily to decisions to close additional Company facilities in response to effects of the Rollins Acquisition which were not identified in 1997. Of this amount, approximately $27.9 million represents the write-down of property, plant and equipment, intangible and other assets and approximately $13.6 million represents the establishment of closure and post-closure reserves and other liabilities. Approximately $37.0 million of these charges relates to the closure of the Roebuck, South Carolina incineration facility.

The impairment and other charges in 1998 resulting from other factors relate to decisions made by management as a result of changes in business conditions or legal issues. Of this amount, approximately $16.7 million represents the write-down of property, plant and equipment, intangible and other assets and approximately $6.7 million represents the establishment of closure and post-closure reserves and other liabilities.

The amounts recorded for impairments in 1998 relate to facilities which were either closed in 1998 or substantially curtailed in 1998 and formally closed shortly thereafter. None of these facilities generated significant revenues after 1998.

1999
----
The impairment and other charges in 1999 resulting from other factors relate to decisions made by management as a result of changes in business conditions or legal issues. This amount represents the write-down of property, plant and equipment.

2000
----
The  components  of  the  2000 charges consist of the following ($ in millions):

     Service centers and landfills related to Western operations  $118.4
     Other landfills and incinerators                              118.6
     Harbor facility - closed                                       22.6
     Pinewood                                                       15.7
     Other facilities                                               92.5
         Totals                                                   $367.8
                                                                  ======

The amounts shown as related to Western operations relates to facilities which are located in the Western area of the United States. Their markets have been adversely affected by competitive conditions, including over supply of available services, which have limited the Company's ability to increase prices to recover increased costs, including those related to new environmental regulations.

Included in other landfills and incinerators is an incinerator constructed to burn contaminated soils. Although significant revenue resulted from unusual events in 1999 and 2000, the general level of demand for these services has and is expected to continue to decline. In addition, new environmental regulations are projected to significantly increase capital expenditures and operating costs in the future. Also included in this amount is a landfill which has been the primary disposal site for the soil burned at this Company owned incinerator. The projected declines in volumes generated at the incinerator are projected to have a continuing adverse effect on volumes at the landfill.

As discussed in Note 12, the Pinewood facility has been the subject of lengthy, complex and protracted legal proceedings. As discussed above, the Company recorded an impairment charge related to Pinewood in 1997 as a result of the projected effects of adverse legal developments in that year. On the basis of the additional adverse outcomes of these proceedings, the Company has concluded that it would be imprudent to assume that this facility will be able to generate any significant future revenue. Accordingly, an additional charge has been recorded for the impairment of the remaining net book value of fixed assets at the Pinewood facility. Appropriate reserves for closure and post-closure costs at Pinewood have been fully provided and included in operating costs.

18.  EMPLOYEE BENEFIT PLANS

Defined  benefit  plans
-----------------------

As of August 31, 2000, the Company did not sponsor any significant active defined benefit pension plans. For plans terminated during fiscal year 2000, all accumulated benefits have been distributed to plan participants.

Upon completion of the Rollins Acquisition, the Plan Sponsor, Safety-Kleen Services, Inc. requested permission from all interested parties to terminate the Rollins Environmental Services, Inc. Pension Plan. The labor union organizations representing the Rollins employees declined to grant their permission. The Company formed a "mirror image" plan, a plan identical in all respects, to the then existing Rollins Environmental Services, Inc. Pension Plan. The mirror image plan was named the LES Union Pension Plan, and the union-represented participants and their related accumulated benefit obligations were transferred to the new plan. Accumulated plan benefits were not affected by the transfer. Participants without union affiliations remained in the Rollins Environmental Service, Inc. Pension Plan which was formally terminated in July 1997 and the final settlement was paid in September 1998.

In January 1998, certain union organizations granted their permission to terminate the newly formed LES Union Pension Plan and, during July 1998, the Application for Determination Upon Termination was filed with the Internal Revenue Service. The final settlement payout for the LES Union Pension Plan was in May 1999. All remaining participants represented by union organizations not granting termination permission were transferred to another "mirror image" plan, the Deer Park Union Pension Plan, effective February 1, 1998. In March 1999, management obtained the remaining union organizations' permission to terminate the Deer Park Union Pension Plan. Plan assets were distributed to participants in March 2000.

During the Safety-Kleen Acquisition, the Company acquired three defined benefit plans. The Safety-Kleen Corp. Sales Employees' Pension Plan (Sales Plan) is a noncontributory defined benefit pension plan that originally covered certain
U.S. employees of Old Safety-Kleen, including branch managers and sales representatives. Other salaried employees, excluding branch managers and sales representatives, were covered under the Salaried Employee's Pension Plan (Salaried Plan). Hourly-paid employees were covered under the Hourly-Paid Employees' Pension Plan (Hourly Plan). On July 10, 1998, the Company announced its intention to discontinue benefit accrual and to terminate all three plans. Effective September 30, 1998, the Salaried Plan and Hourly Plan, (the Transferring Plans), were merged into the Sales Plan. Upon merging of the plans, the Sales Plan received the Transferring Plans' interest in the assets of the trust fund and assumed the Transferring Plans' accumulated benefit obligation. After the merger, the Transferring Plans ceased to exist. The effective date of the Sales Plan termination was December 24, 1999, and accumulated benefits were distributed to participants on March 31, 2000.

Changes in the projected benefit obligations and pension plan assets relating to the Company's defined benefit pension plans as of August 31, 2000, 1999, 1998 and 1997, are set forth in the following table ($ in thousands):

                                                  2000       1999       1998       1997
                                                ---------  ---------  ---------  --------
Change in benefit obligation
----------------------------
Net benefit obligation at beginning of year     $ 90,641   $109,723   $ 22,428   $    --
Net obligations acquired                              --         --     83,105    22,234
Service cost                                          --         60      2,027        91
Interest cost                                         --        102      2,844       121
Curtailment gain                                      --       (776)      (652)       --
Settlement loss                                    3,415      8,322         --        --
Benefits paid                                    (94,056)   (26,790)       (29)      (18)
                                                ---------  ---------  ---------  --------
Net benefit obligation at end of year           $     --   $ 90,641   $109,723   $22,428
                                                =========  =========  =========  ========

Change in plan assets
---------------------
Fair value of plan assets at beginning of year  $ 92,635   $110,887   $ 21,588   $    --
Net plan assets acquired                              --         --     85,643    21,157
Actual return on plan assets                       1,808      3,329      3,685       449
Contributions                                         --      5,209         --        --
Benefits paid                                    (94,056)   (26,790)       (29)      (18)
                                                ---------  ---------  ---------  --------
Fair value of plan assets at end of year        $    387   $ 92,635   $110,887   $21,588
                                                ---------  ---------  ---------  --------

Funded (unfunded) status                        $    387   $  1,994   $  1,164   $  (840)
Unrecognized net actuarial gain                       --         --       (312)     (311)
                                                ---------  ---------  ---------  --------
Accrued benefit (liability) surplus             $    387   $  1,994   $    852   $(1,151)
                                                =========  =========  =========  ========

Net periodic pension costs for the Company's defined benefit pension plans as of August 31, 2000, 1999, 1998 and 1997, are set forth in the following table ($ in thousands):

                                          2000    1999     1998     1997
                                          -----  ------  --------  ------
Components of net periodic benefit cost:
  Service cost                            $  --  $  60   $ 2,027   $  91
  Interest cost                              --    102     2,844     121
  Expected return on plan assets             --   (110)   (3,685)   (138)
                                          -----  ------  --------  ------
Net periodic benefit cost                 $  --  $  52   $ 1,186   $  74
                                          -----  ------  --------  ------

In fiscal 1998, actuarial assumptions used to determine the projected benefit obligation and the expected net periodic pension costs were 7.25% for the discount rate, 10% for the expected rate of return on assets, and 4% for the rate of increase in compensation levels.

The projected benefit obligations, accumulated benefits obligations and fair value of plan assets applicable to pension plans with accumulated benefit obligations in excess of plan assets and plan assets in excess of accumulated benefit obligations were as follows ($ in thousands):

                                             2000    1999     1998     1997
                                             -----  -------  -------  -------
Overfunded plans
----------------
Aggregate benefit obligation                 $  --  $75,347  $74,818  $    --
Aggregate fair value of plan assets            387   81,572   81,069       --
                                             -----  -------  -------  -------
Excess of aggregate plan assets over
                                             =====
  aggregate benefit obligation               $ 387  $ 6,225  $ 6,251  $    --
                                             =====  =======  =======  =======

Underfunded plans
-----------------
Aggregate benefit obligation                 $  --  $15,294  $34,905  $22,428
Aggregate fair value of plan assets             --   11,063   29,506   21,277
                                             -----  -------  -------  -------
Excess of aggregate benefit obligation plan
                                             =====
  assets over aggregate plan assets          $  --  $ 4,231  $ 5,399  $ 1,151
                                             =====  =======  =======  =======

Defined  contribution  plan
---------------------------

The Company offers to all eligible employees the opportunity to participate in the Company's defined contribution employee benefit plan ("Safety-Kleen 401(k) Plan"). Employees are allowed to contribute up to 15% of their annual salary to the plan, and the Company will make matching contributions limited to 75% of the first 6% of an employee's eligible compensation as well as discretionary contributions as determined by the Board of Directors. Employer contribution expense for fiscal years ending August 31, 2000, 1999, 1998 and 1997, was $11.8 million, $11.8 million, $6.9 million and $3.1 million, respectively.

The Company provides medical benefits to approximately 70 former employees of Old Safety-Kleen. At the date of the Safety-Kleen Acquisition, the plan was frozen and subsequently terminated. The Company currently provides benefits to those remaining participants as required by the provisions of COBRA.

Deferred  compensation
----------------------

As part of the acquisition of Old Safety-Kleen, the Company acquired a deferred compensation plan and an excess benefit plan that had been terminated prior to the acquisition. Final payouts on these plans had been made as of August 31, 1998.

19.  INCOME  TAXES

For financial reporting purposes, income (loss) before income taxes and extraordinary item, showing domestic and foreign sources, was as follows ($ in thousands):

                                           YEAR ENDED AUGUST 31,
                              ----------------------------------------------
                                 2000        1999        1998        1997
                              ----------  ----------  ----------  ----------
Domestic                      $(814,878)  $(197,253)  $(138,745)  $(347,658)
Foreign                          (5,290)     13,192      14,886       6,319
                              ----------  ----------  ----------  ----------
Loss before income taxes and
  Extraordinary item          $(820,168)  $(184,061)  $(123,859)  $(341,339)
                              ==========  ==========  ==========  ==========

Prior to May 15, 1997, the Company filed consolidated tax returns with Laidlaw (see Note 3). The income tax expense (benefit) before extraordinary items is as follows ($ in thousands):

                                       YEAR ENDED AUGUST 31,
                              --------------------------------------
                                2000     1999      1998       1997
                              -------  -------  ---------  ---------
Current:
  Federal                     $    --  $    --  $     --   $     --
  State                           594      915       699        415
  Foreign                       4,177    9,731     5,070       (952)
Deferred:
  Federal                       6,029   24,274   (47,272)   (44,791)
  State                           689    2,774    (5,402)    (5,119)
  Foreign                       1,534    1,400     7,474     10,652
                              -------           ---------
Income tax expense (benefit)  $13,023  $39,094  $(39,431)  $(39,795)
                              =======           =========

A reconciliation of the income tax expense (benefit) calculated by applying the domestic statutory federal income tax rate to the loss before income taxes is as follows ($ in thousands):

                                                           YEAR ENDED AUGUST 31,
                                                    ----------------------------------
                                                     2000     1999     1998     1997
                                                    -------  -------  -------  -------
Federal income tax expense (benefit) at statutory
  rate                                              (35.0)%  (35.0)%  (35.0)%  (35.0)%
State income tax expense (benefit)                   (3.6)%   (0.3)%   (2.1)%   (2.8)%
Change in valuation allowance                         36.2%    39.3%     3.5%    19.9%
Foreign country rate differential                      0.1%     0.5%     1.0%     0.2%
Undistributed Canadian earnings                        1.5%     0.0%     0.0%     0.0%
Goodwill                                               4.5%     7.6%     6.3%     1.7%
Other                                                (2.1)%     9.1%   (5.5)%     4.3%
                                                    -------  -------  -------  -------
Income tax expense (benefit)                           1.6%    21.2%  (31.8)%  (11.7)%
                                                    =======  =======  =======  =======

Deferred tax assets and liabilities consisted of the following ($ in thousands):

                                                               AUGUST 31,
                                           -----------------------------------------------
                                              2000        1999        1998        1997
                                           ----------  ----------  ----------  -----------
Deferred tax assets:
  Allowance for uncollectable invoices     $  34,010   $   7,640   $   3,299   $   2,681
  Deferred revenue                            47,180      46,550      39,928      24,459
  Accrued liabilities                        161,255     136,193     130,674      88,281
  Tax attribute carryovers                   330,194     167,125     125,545      69,739
  Interest                                    16,710       1,114      16,650      16,820
  Other                                        4,862       8,428       7,294         468
                                           ----------  ----------  ----------  -----------
    Total gross deferred tax assets          594,211     367,050     323,390     202,448
    Less -Valuation allowance               (386,095)    (89,210)    (23,466)    (96,204)
                                           ----------  ----------  ----------  -----------
                                           ----------  ----------  ----------  -----------
Deferred tax liabilities:
  Excess of tax over book depreciation      (213,172)   (290,286)   (297,644)   (114,307)
  Other                                      (59,049)    (44,585)    (59,880)    (29,242)
                                           ----------  ----------  ----------  -----------
    Total gross deferred tax liabilities    (272,221)   (334,871)   (357,524)   (143,549)
                                           ----------  ----------  ----------  -----------
Net deferred tax assets (liabilities)      $ (64,105)  $ (57,031)  $ (57,600)  $ (37,305)
                                           ==========  ==========  ==========  ===========

As of August 31, 2000 the Company has net operating loss ("NOL") carryforwards for U.S. federal income taxes of approximately $802 million expiring in the years 2006 to 2020 and capital loss carryforwards of $24 million expiring in 2005. Such NOLs are subject to limitations of both Treasury Regulation 1.1502-21 and Internal Revenue Code "IRC" Section 382. At August 31, 2000, interest carryovers of approximately $15.5 million limited by IRC Section 163(j) are available against U.S. federal tax without expiration. The carryovers are based on tax returns as currently filed and are subject to change based on the Company's detailed review and analysis of all restatement adjustments for tax purposes, as it is not practicable to determine the impact or related interest and penalties, if any, of the restatement adjustments on amended returns at this time. The Company's tax returns are subject to periodic audit by the various jurisdictions in which it operates. These audits, including those currently underway, can result in adjustments of taxes due or adjustments of the NOLs, which are available to offset future taxable income.

Valuation allowances have been established for uncertainties in realizing the benefit of certain tax loss carryforwards and other deferred tax assets. In assessing the realizability of carryforwards and other deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The Company adjusts the valuation allowance in the period management determines it is more likely than not that deferred tax assets will or will not be realized.

Until May 1997, the Company was included in the consolidated U.S. tax returns filed by Laidlaw. As such, the Company is jointly and severally liable for any taxes due with respect to those returns. Accordingly, the Company could be responsible for taxes relating to adjustments to the 1997 and prior consolidated tax returns of Laidlaw.

20.  DISCONTINUED  OPERATIONS

On May 1, 1997, in contemplation of the Rollins Acquisition described in Note 4, the Company transferred, in a non-cash transaction, JTM Industries, Inc., its coal combustion by-products management operations, to Laidlaw. No gain or loss was recognized on this transfer. These operations were retained by Laidlaw and are not part of the Company's ongoing operations. Accordingly, the Company classified these operations as discontinued. Revenue for the discontinued operations for 1997 was $41.5 million, and the associated net income was insignificant.

21.  RELATED  PARTY  TRANSACTIONS

LAIDLAW  INC.

Prior to May 15, 1997, Laidlaw charged a management fee to the Company as reimbursement for the costs of services provided to the Company, including treasury, taxation and insurance. Fees paid to Laidlaw were $2.6 million during fiscal year 1997. Interest expense in fiscal year 1997 includes $24.0 million allocated from Laidlaw.

Insurance premiums paid to Laidlaw, including those related to workers' compensation, general and auto liability, totaled $14.8 million, $21.5 million, $11.3 million and $7.2 million in fiscal years 2000, 1999, 1998 and 1997, respectively. Rates paid under insurance contracts are determined on a similar basis as those charged under similar contracts with third-party insurers.

On May 15, 1997, pursuant to the Rollins Acquisition described in Note 4, the Company issued a $350 million 5% subordinated convertible, PIK Debenture due May 15, 2009, and paid $349.1 million in cash to Laidlaw. On August 27, 1999, the Company repurchased the PIK Debenture for (i) $200 million in cash, (ii) 11,320,755 shares of common stock and (iii) 376,858 shares of common stock in satisfaction of accrued and unpaid interest on the PIK Debenture since the date of purchase (see Note 9). As discussed in Note 12, the Company has filed suit against Laidlaw to recover the $200 million cash payment.

Pursuant to the Rollins Acquisition, Laidlaw and Laidlaw Transportation, Inc., and indirect wholly owned subsidiaries of Laidlaw, agreed to jointly and severally indemnify the Company for certain obligations and liabilities. Also pursuant to the acquisition, the Company agreed to jointly and severally indemnify Laidlaw and Laidlaw Transportation, Inc., for certain obligations and liabilities. Additionally, certain other guaranties have been entered into by Laidlaw on behalf of the Company (Notes 3, 4 and 12).

On November 7, 2000, Laidlaw Inc., filed a proof of claim of not less than $6.5 billion against the Company (see Note 12).

Certain directors or officers of the Company also served as directors or officers of Laidlaw during fiscal years 2000, 1999, 1998 and 1997. As of August 31, 2000, no directors or officers of the Company served as directors or officers of Laidlaw.

SAFETY-KLEEN  EUROPE

During portions of fiscal years 2000 and 1999, the Company accounted for its investment in Safety-Kleen Europe, Inc. under the equity method. During this period, the Company provided Safety-Kleen Europe, Inc. with information technology services, inventory and reimbursement of certain building rents. In fiscal 2000 and 1999, the Company invoiced Safety-Kleen Europe, Inc. $1.9 million and $1.3 million, respectively, for information technology services and inventory. Also during this period, the Company reimbursed Safety-Kleen Europe, Inc. $1.1 million and $0.1 million in fiscal 2000 and 1999, respectively, for building rents and software.

RAYMOND  JAMES  &  ASSOCIATES

The Company's current Chairman and CEO was previously Senior Managing Director and Head of the Investment Banking Group of Raymond James & Associates, Inc.
("Raymond James") and a member of the Company's Board of Directors until becoming Chairman of the Company in May 2000. Raymond James has acted as financial advisor and in other capacities to the Company for various matters, including acquisitions, divestitures and securities offerings. The Company paid approximately $2.8 million and $1.0 million to Raymond James for these services in fiscal years 1999 and 1998, respectively, and has accrued approximately $350,000 in fiscal year 2000 for consulting services performed.

ROLLINS  TRUCK  LEASING  CORP.

Until February 26, 2001, a member of the Company's Board of Directors was Chairman of the Board of Directors and Chairman of the Executive Committee of Rollins Truck Leasing Corp. and until February 26, 2001, another member of the Company's Board of Directors was President and Chief Executive Officer of Rollins Truck Leasing Corp. During fiscal years 2000, 1999, 1998 and 1997, the Company paid Rollins Truck Leasing Corp. approximately $1.2 million, $2.7 million, $1.5 million and $2.6 million, respectively, on account of truck rentals. Rollins Truck Leasing Corp. also purchased certain supplies from the Company. During fiscal year 2000, Rollins Truck Leasing paid approximately $344,000 to the Company for these supplies. In addition, the Company has guaranteed approximately $5.4 million in lease payments for vehicles leased by Rollins Truck Leasing Corp. to a subcontractor of the Company.

MATLACK  SYSTEMS,  INC.

A member of the Company's Board of Directors is a director and shareholder of Matlack Systems, Inc. and another member of the Company's Board of Directors is Chairman of the Board and a shareholder of Matlack Systems, Inc. During fiscal year 2000, the Company paid Matlack Systems, Inc. approximately $378,000 for transportation services. During fiscal year 2000, Matlack Systems, Inc. also purchased supplies and services from the Company of approximately $615,000.

OTHER

In  September  2000, the Company transferred ownership of a residential property in Oakville, Ontario, to the spouse of Kenneth W. Winger, the former president and chief executive officer of the Company and a former director of the Company, for $444,000. Laidlaw had originally purchased this property in 1995 from Mr. Winger's spouse for the same amount pursuant to an agreement with Mr. Winger in connection with his relocation to the Company's South Carolina offices. The property had been held by Safety-Kleen Ltd. as successor in interest to Laidlaw Environmental Services Ltd. Based on a broker's opinion of value, the Company believes that the price paid by Mr. Winger's spouse was fair to the Company, taking into account the additional expense that the Company would have had to incur to sell the property to a third party. Mr. Winger and his spouse released the Company from further obligations and liability arising under an agreement executed in March 2000 between the Company and Mr. Winger concerning the transfer of the property and the payment by the Company of certain relocation expenses.

22.  SUPPLEMENTAL  SCHEDULE  OF  CASH  FLOW  INFORMATION

The supplemental cash flow disclosures and non-cash transactions are as follows ($ in thousands):

                                                             YEAR ENDED AUGUST 31,
                                                 ---------------------------------------------
                                                   2000        1999        1998        1997
                                                 ---------  ---------  ------------  ---------
Supplemental cash flow information:
  Cash paid during the year for:
    Interest                                     $ 90,370   $186,517   $    95,508   $ 42,497
                                                 =========  =========  ============  =========
    Income taxes paid (refunded)                 $ 10,525   $(22,529)  $     1,253   $     --
                                                 =========  =========  ============  =========

Non-cash investing and financing activities:
  Business combinations:
    Fair value of assets acquired                $ 48,990   $ 46,132   $ 2,677,499   $402,680
    Fair value of liabilities assumed             (21,918)   (31,228)     (891,500)  (252,079)
    Less, cash (paid) acquired, net               (27,072)   (14,904)   (1,099,350)    15,433
                                                 ---------  ---------  ------------  ---------
    Fair value of stock issued on acquisition    $     --   $     --   $   686,649   $166,034
                                                 =========  =========  ============  =========
  Issuance of subordinated convertible
   debenture to Laidlaw Inc.                     $     --   $     --   $        --   $332,500
                                                 =========  =========  ============  =========
  Issuance of common stock to satisfy interest
    payment due on subordinated convertible      $     --   $ 22,486   $    17,500   $     --
   debenture                                     =========  =========  ============  =========
  Issuance of common stock as consideration
   for repurchase of subordinated convertible    $     --   $150,000   $        --   $     --
   debenture                                     =========  =========  ============  =========
  Non-cash transactions arising from sale of
   business:
      Promissory notes receivable                $     --   $     --   $     8,000   $     --
      Reduction of debt                                --         --        40,814         --
      Equity investment recorded as long-term
       investment                                      --     37,782            --         --
                                                 =========  =========  ============  =========
      Fair value of subsidiary transferred to
       Laidlaw Inc.                              $     --   $     --   $        --   $ 57,309
                                                 =========  =========  ============  =========

23.  SEGMENT  AND  GEOGRAPHIC  INFORMATION

Segment information has been prepared in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Performance of the segments is evaluated on several factors, of which the primary financial measure is operating income before depreciation, amortization and impairment and other charges ("EBITDA"). Transactions between the segments are accounted for at the Company's estimate of fair value based on similar transactions with outside customers. In general, SFAS No. 131 requires that business entities report selected information about operating segments in a manner consistent with that used for internal management reporting.

The Company is organized along its two primary business activities - Branch Sales and Service and Chemical Services. Branch Sales and Service involves providing various services to both industrial and commercial customers and government entities. These services include, but are not limited to, parts cleaner services and hazardous and non-hazardous waste collection. Chemical Services involves the treatment, recycling and destruction of hazardous and non-hazardous waste at Company owned and operated facilities. The Company operates thermal destruction incinerators, landfills and wastewater treatment facilities. Each segment is managed independently from the other and reports separately to senior management.

The Company currently classifies as "Other" in its segment reporting the cost of certain Company-wide functions and services consisting primarily of legal, finance and information technology. In addition, this category includes the incremental cost of the Company's efforts related to its internal accounting review for fiscal 1997 through 2000, the audits of these periods and the various investigations of its financial results. As discussed in Note 1, other components of income, expense and loss directly attributable to the Chapter 11 Cases are classified as "Reorganization items" in the consolidated statement of operations.

In fiscal 1997 through 1999, the Company's general ledger and system of internal financial reporting was aligned to report the financial results of its various segments and lines of business based on the operational organization then in place. The Company changed its system of internal financial reporting as a result of the reorganization of its operations in the third quarter of fiscal 2000. Substantial efforts were made to conform the prior year' reporting to the fiscal 2000 organization and new reporting structure. In connection with these efforts, Management restated segment results to reflect service centers' operations as profit centers. In addition, Management reviewed certain
Company-wide selling, general and administrative expenses and attempted to allocate these expenses consistently from year to year among the segments. Management believes that the financial results for segment reporting purposes during fiscal 1997 through fiscal 2000 are reasonable and is in accordance with SFAS No. 131.

The table below reflects certain information relating to the Company's operations ($ in thousands):

                                  BRANCH SALES    CHEMICAL
                                  AND SERVICE     SERVICES      OTHER       TOTAL
                                 --------------  -----------  ---------  -----------
FISCAL YEAR 2000:
  Outside revenue                $     986,627   $  599,022   $    624   $1,586,273
  Intersegment revenue                   3,443       55,964    (59,407)          --
  Depreciation and amortization        104,985       57,552      2,143      164,680
  Impairment and other charges          18,688      349,105         --      367,793
  EBITDA                               (34,266)     (12,836)   (40,595)     (87,697)
  Total assets                       2,318,784      499,990    313,094    3,131,868

FISCAL YEAR 1999:
  Outside revenue                      954,421      671,436     (1,819)   1,624,038
  Intersegment revenue                   1,540       49,722    (51,262)          --
  Depreciation and amortization        100,226       55,212      1,528      156,966
  Impairment and other charges              --       11,287         --       11,287
  EBITDA                               111,406      106,933    (43,210)     175,129
  Total assets                       2,335,797    1,009,616    289,901    3,635,314

FISCAL YEAR 1998:
  Outside revenue                      433,937      736,307      2,487    1,172,731
  Intersegment revenue                    (144)       3,397     (3,253)          --
  Depreciation and amortization         46,930       55,581      3,749      106,260
  Impairment and other charges              --       64,882         --       64,882
  EBITDA                                81,423      143,284    (55,788)     168,919
  Total assets                       2,558,808    1,042,049    268,618    3,869,475

FISCAL YEAR 1997:
  Outside revenue                           --      644,813     (2,868)     641,945
  Intersegment revenue                      --          273       (273)          --
  Depreciation and amortization             --       65,567      1,368       66,935
  Impairment and other charges              --      253,484         --      253,484
  EBITDA                                    --       37,781    (12,111)      25,670
  Total assets                              --    1,359,172    154,569    1,513,741

Outside revenue and intersegment revenue related to products and services within the Branch Sales and Service segment is shown in the table below
($  in  thousands):

                                              2000      1999      1998    1997
                                            --------  --------  --------  -----
Parts Cleaner Service                       $341,303  $370,028  $176,728  $  --
Paint Refinishing Services                    60,629    66,281    34,480     --
Imaging Services                              42,984    43,509    15,432     --
Dry Cleaner Services                          20,038    19,940     8,617     --
Vacuum Truck Services                         46,603    36,411    12,533     --
Integrated Customer Compliance Services       13,163     9,305     4,139     --
Industrial Waste Collection Services         214,246   224,144    96,729     --
Used Oil Collection Services                  69,771    57,162    23,082     --
Oil Re-Refining                              135,068    90,884    41,190     --
Automotive Recovery Services                  25,017    18,937     8,237     --
Additional services                           21,248    19,360    12,626     --
                                            --------  --------  --------  -----
    Total outside and intersegment revenue  $990,070  $955,961  $433,793  $  --
                                            ========  ========  ========  =====

Outside revenue and intersegment revenue related to products and services within the Chemical Services segment is shown in the table below ($ in thousands):

                                               2000        1999        1998        1997
                                            ----------  ----------  ----------  ----------
Incineration                                $ 149,952   $ 152,921   $ 166,691   $  74,318
Landfill                                      117,720     136,543     124,249     138,636
Wastewater Treatment                           58,500      49,325      33,221      28,411
Service Center                                296,165     335,758     328,678     291,624
Additional services                           102,297     101,614     144,437     140,222
Transportation                                 62,921      89,152     101,235     117,746
                                            ----------  ----------  ----------  ----------
                                              787,555     865,313     898,511     790,957
Less: Intrasegment revenue                   (132,569)   (144,155)   (158,807)   (145,871)
                                            ----------  ----------  ----------  ----------
    Total outside and intersegment revenue  $ 654,986   $ 721,158   $ 739,704   $ 645,086
                                            ==========  ==========  ==========  ==========

The table below provides a reconciliation of segment information to total consolidated information ($ in thousands):

                                            YEAR ENDED AUGUST 31,
                               ----------------------------------------------
                                  2000        1999        1998        1997
                               ----------  ----------  ----------  ----------
EBITDA                         $ (87,697)  $ 175,129   $ 168,919   $  25,670
Depreciation and amortization   (164,680)   (156,966)   (106,260)    (66,935)
Impairment and other charges    (367,793)    (11,287)    (64,882)   (253,484)
                               ----------  ----------  ----------  ----------
  Operating (loss) income      $(620,170)  $   6,876   $  (2,223)  $(294,749)
                               ==========  ==========  ==========  ==========

Information concerning principal geographic areas is as follows ($ in thousands):

                                     UNITED STATES  CANADA   EUROPE    TOTAL
                                     -------------  -------  ------  ---------
FISCAL YEAR 2000:
  Outside revenue                        1,410,394  175,879      --  1,586,273
  Net property, plant and equipment        665,756  107,119      --    772,875
FISCAL YEAR 1999 :
  Outside revenue                        1,419,921  163,887  40,230  1,624,038
  Net property, plant and equipment      1,016,889  118,239      --  1,135,128
FISCAL YEAR 1998:
  Outside revenue                        1,001,375  124,432  46,924  1,172,731
  Net property, plant and equipment      1,039,985  116,089  62,388  1,218,462
FISCAL YEAR 1997:
  Outside revenue                          544,261   97,684      --    641,945
  Net property, plant and equipment        618,662   85,121      --    703,783

24.  CONDENSED  COMBINED  FINANCIAL  STATEMENTS  OF  ENTITIES  IN  BANKRUPTCY

The following condensed combined financial statements are presented in accordance with SOP 90-7:

                            CONDENSED COMBINED CONSOLIDATING STATEMENT OF OPERATIONS
                                           YEAR ENDED AUGUST 31, 2000

                                               ENTITIES IN      ENTITIES NOT IN
                                              REORGANIZATION    REORGANIZATION                     CONSOLIDATED
In thousands                                   PROCEEDINGS        PROCEEDINGS      ELIMINATIONS       TOTALS
-------------------------------------------  ----------------  -----------------  --------------  --------------
Revenues                                     $     1,368,792   $        241,971   $     (24,490)  $   1,586,273
Operating expenses                                 1,980,491            250,442         (24,490)      2,206,443
                                             ----------------  -----------------  --------------  --------------
Operating loss                                      (611,699)            (8,471)             --        (620,170)
Interest expense, net                               (136,425)            (5,454)             --        (141,879)
Other income (expense)                                 1,286                (79)             --           1,207
Equity in earnings of associated companies           (18,152)                --          19,921           1,769
                                             ----------------  -----------------  --------------  --------------
Loss before reorganization items, income
  taxes and minority interests                      (764,990)           (14,004)         19,921        (759,073)
Reorganization items                                 (60,923)                --              --         (60,923)
Income tax expense                                    (7,279)            (5,744)             --         (13,023)
                                             ----------------  -----------------  --------------  --------------
Loss before minority interest                       (833,192)           (19,748)         19,921        (833,019)
Minority interests                                         1               (173)             --            (172)
                                             ----------------  -----------------  --------------  --------------
Net loss                                     $      (833,191)  $        (19,921)  $      19,921   $    (833,191)
                                             ================  =================  ==============  ==============

                             CONDENSED COMBINED CONSOLIDATING BALANCE SHEET
                                       YEAR ENDED AUGUST 31, 2000

                                       ENTITIES IN     ENTITIES NOT IN
                                      REORGANIZATION    REORGANIZATION                    CONSOLIDATED
In thousands                           PROCEEDINGS       PROCEEDINGS      ELIMINATIONS       TOTALS
-----------------------------------  ----------------  ----------------  --------------  --------------

ASSETS:
Current assets                       $       443,563   $         78,260  $          --   $     521,823
Intercompany receivables                      57,370                 --        (57,370)             --
Property, plant and equipment, net           662,288            110,587             --         772,875
Investment in subsidiaries                     8,954                 --         (8,954)             --
Intangible assets, net                     1,735,390             62,895             --       1,798,285
Other assets                                  36,698              2,187             --          38,885
                                     ----------------  ----------------  --------------  --------------
                                     $     2,944,263   $        253,929  $     (66,324)  $   3,131,868
                                     ================  ================  ==============  ==============

LIABILITIES:
Current liabilities                  $       257,499   $         99,580  $          --   $     357,079
Intercompany payables                             --             57,370        (57,370)             --
Non-current liabilities                      299,617             87,873             --         387,490
Long-term debt                                    --                 --             --              --
Liabilities subject to compromise          2,500,973                 --             --       2,500,973
Minority interests                             1,144                152             --           1,296

STOCKHOLDERS' EQUITY (DEFICIT)              (114,970)             8,954         (8,954)       (114,970)
                                     ----------------  ----------------  --------------  --------------
                                     $     2,944,263   $        253,929  $     (66,324)  $   3,131,868
                                     ================  ================  ==============  ==============

                            CONDENSED COMBINED CONSOLIDATING STATEMENT OF CASH FLOWS
                                           YEAR ENDED AUGUST 31, 2000

                                                              ENTITIES IN      ENTITIES NOT IN
                                                             REORGANIZATION    REORGANIZATION     CONSOLIDATED
In thousands                                                  PROCEEDINGS        PROCEEDINGS         TOTALS
----------------------------------------------------------  ----------------  -----------------  --------------
Net cash provided by (used in) operating activities         $       (61,419)  $          2,532   $     (58,887)
                                                            ----------------  -----------------  --------------

Cash flows from investing activities:
   Cash expended on acquisition of businesses                       (15,152)           (11,920)        (27,072)
   Proceeds from sales of property, plant and equipment               9,794                204           9,998
   Purchases of property, plant and equipment                       (43,692)            (9,406)        (53,098)
   Decrease (increase) in long-term investments                      48,339             (4,975)         43,364
   Proceeds from sale of business                                        --                 --              --
   Change in other, net                                                  --                 --              --
                                                            ----------------  -----------------  --------------
Net cash provided by (used in) investing activities                    (711)           (26,097)        (26,808)

Cash flows from financing activities:
   Issuance of common stock upon exercise of stock options               26                 --              26
   Borrowings of long-term debt                                     235,545             17,152         252,697
   Repayments of long-term debt                                     (60,933)            (6,221)        (67,154)
   Bank financing fees and expenses                                  (4,047)                --          (4,047)
   Bank overdraft                                                   (24,739)           (20,505)        (45,244)
   Change in derivative liabilities                                  21,759                 --          21,759
   Change in intercompany accounts                                  (39,054)            39,054              --
   Change in other, net                                                 146                 --             146
                                                            ----------------  -----------------  --------------
Net cash provided by (used in) financing activities                 128,703             29,480         158,183

Effect of exchange rate changes on cash                                  --              1,722           1,722
                                                            ----------------  -----------------  --------------
Net increase (decrease) in cash and cash equivalents                 66,573              7,637          74,210
Cash and cash equivalents at:
   Beginning of year                                                  7,661              2,411          10,072
                                                            ----------------  -----------------  --------------
   End of year                                              $        74,234   $         10,048   $      84,282
                                                            ================  =================  ==============


25.  SUMMARIZED  FINANCIAL  INFORMATION  OF  GUARANTOR/NON-GUARANTOR

In connection with the Safety-Kleen Acquisition, Safety-Kleen Services, Inc. (formerly known as LES, Inc.), a wholly owned subsidiary of the Company, issued $325 million of 9.25% Senior Subordinated Notes (see Note 8). The Notes are jointly and severally guaranteed by the Company and all wholly owned domestic subsidiaries of the Company, including the wholly owned domestic subsidiaries of Safety-Kleen Corp., on a full and unconditional basis. No foreign direct or indirect subsidiary or non-wholly owned domestic subsidiary is an obligor or guarantor on the financing. Separate financial statements and other disclosures concerning each of Safety-Kleen Services, Inc. and the subsidiary guarantors are not presented because management believes they are not material to investors. Summarized financial information for the Company and its subsidiaries on a combined basis is set forth below.

                                CONDENSED COMBINED CONSOLIDATING STATEMENT OF OPERATIONS
                                               YEAR ENDED AUGUST 31, 2000


                                              SAFETY-KLEEN                  SUBSIDIARY
                              SAFETY-KLEEN     SERVICES,      SUBSIDIARY       NON-                       CONSOLIDATED
In thousands                     CORP.            INC.        GUARANTORS    GUARANTORS    ELIMINATIONS       TOTALS
---------------------------  --------------  --------------  ------------  ------------  --------------  --------------

Revenues                     $          --   $       5,233   $ 1,516,202   $   241,971   $    (177,133)  $   1,586,273
Operating expenses                    (323)        107,990     2,014,995       260,914        (177,133)      2,206,443
                             --------------  --------------  ------------  ------------  --------------  --------------
Operating income (loss)                323        (102,757)     (498,793)      (18,943)             --        (620,170)
Interest (expense) income,
  net                              (28,110)        126,346      (235,129)       (4,986)             --        (141,879)
Other income                            --             713           573           (79)             --           1,207
Equity in earnings of
  associated companies            (805,146)       (831,906)           --            --       1,638,821           1,769
                             --------------  --------------  ------------  ------------  --------------  --------------
Loss before reorganization
  items, income taxes and
  minority interests              (832,933)       (807,604)     (733,349)      (24,008)      1,638,821        (759,073)
Reorganization items                    --              --       (60,923)           --              --         (60,923)
Income tax (expense)
benefit                               (258)          2,458        (9,479)       (5,744)             --         (13,023)
                             --------------  --------------  ------------  ------------  --------------  --------------
Loss before minority
  interests                       (833,191)       (805,146)     (803,751)      (29,752)      1,638,821        (833,019)
Minority interests                      --              --             1          (173)             --            (172)
                             --------------  --------------  ------------  ------------  --------------  --------------
Net loss                     $    (833,191)  $    (805,146)  $  (803,750)  $   (29,925)  $   1,638,821   $    (833,191)
                             ==============  ==============  ============  ============  ==============  ==============

                                   CONDENSED COMBINED CONSOLIDATING BALANCE SHEET
                                                   AUGUST 31, 2000


                                            SAFETY-KLEEN                 SUBSIDIARY
                            SAFETY-KLEEN     SERVICES,      SUBSIDIARY      NON-                       CONSOLIDATED
In thousands                   CORP.            INC.        GUARANTORS   GUARANTORS    ELIMINATIONS       TOTALS
-------------------------  --------------  --------------  ------------  -----------  --------------  -------------

ASSETS:
Current assets             $      42,657   $      30,555   $   368,903   $    79,708  $          --   $     521,823
Intercompany receivables         280,765       2,752,517            --            --     (3,033,282)             --
Property, plant and
  equipment, net                      --          27,730       634,918       110,227             --         772,875
Investment in
  subsidiaries                   (87,323)       (812,211)        4,356            --        895,178              --
Intangible assets, net                --          58,565     1,669,182        70,538             --       1,798,285
Other assets                          --           3,107        33,591         2,187             --          38,885
                           --------------  --------------  ------------  -----------  --------------  -------------
                           $     236,099   $   2,060,263   $ 2,710,950   $   262,660  $  (2,138,104)  $   3,131,868
                           ==============  ==============  ============  ===========  ==============  ==============

LIABILITIES:
Current liabilities        $      22,946   $      27,803   $   208,120   $    98,210  $          --   $     357,079
Intercompany payables                 --              --     2,976,112        57,170     (3,033,282)             --
Non-current liabilities          (22,081)        258,314        63,784        87,473             --         387,490
Long-term debt                        --              --            --            --             --              --
Liabilities subject to
  compromise                     350,204       1,860,848       289,216           705             --       2,500,973
Minority interests                    --             621           523           152             --           1,296

STOCKHOLDERS'
  EQUITY (DEFICIT)              (114,970)        (87,323)     (826,805)       18,950        895,178        (114,970)
                           --------------  --------------  ------------  -----------  --------------  -------------
                           $     236,099   $   2,060,263   $ 2,710,950   $   262,660  $  (2,138,104)  $   3,131,868
                           ==============  ==============  ============  ===========  ==============  ==============

                              CONDENSED COMBINED CONSOLIDATING STATEMENT OF CASH FLOWS
                                             YEAR ENDED AUGUST 31, 2000


                                           SAFETY-KLEEN                  SUBSIDIARY
                           SAFETY-KLEEN     SERVICES,      SUBSIDIARY       NON-                      CONSOLIDATED
In thousands                  CORP.            INC.        GUARANTORS    GUARANTORS   ELIMINATIONS       TOTALS
------------------------  --------------  --------------  ------------  ------------  -------------  --------------
Net cash provided by
  (used in) operating
 Activities               $      14,313   $     143,263   $  (214,846)  $    (1,617)  $          --  $     (58,887)
                          --------------  --------------  ------------  ------------  -------------  --------------
Cash flows from
 Investing activities:

Cash expended on
  acquisition of
  businesses                         --              --       (15,152)      (11,920)             --        (27,072)
Proceeds from sales of
  property, plant and
  equipment                          --             106         9,688           204              --          9,998
Purchases of property,
  plant and equipment                --          (9,314)      (34,377)       (9,407)             --        (53,098)
Decrease  (increase) in
  long-term                          --          10,460        37,879        (4,975)             --         43,364
  investments
Net cash provided by
  (used in) investing
  activities                         --           1,252        (1,962)      (26,098)             --        (26,808)
                          --------------  --------------  ------------  ------------  -------------  --------------
Cash flows from
  financing activities:
Issuance of common
  stock on exercise of
  options                            26              --            --            --              --             26
Borrowings of long-term
  debt                               --         227,000         8,545        17,152              --        252,697
Repayments of long-
  term debt                          --         (54,129)       (6,804)       (6,221)             --        (67,154)
Bank financing fees                (222)             --        (3,825)           --              --         (4,047)
Bank overdraft                       --         (24,739)           --       (20,505)             --        (45,244)
Change in derivative
  liabilities                        --          21,759            --            --              --         21,759
Change in other, net                146              --            --            --              --            146
Change in intercompany
  accounts                      (34,605)       (223,339)      214,741        43,203              --             --
                          --------------  --------------  ------------  ------------  -------------  --------------
Net cash provided by            (34,655)                                     33,629
  (used in) financing
  activities                                    (53,448)      212,657                            --        158,183
                          --------------  --------------  ------------  ------------  -------------  --------------
Effect of exchange rate              --                                       1,722
  changes on cash                                    --            --                            --          1,722
                          --------------  --------------  ------------  ------------  -------------  --------------
Net increase (decrease)
  in cash and cash
  equivalents                   (20,342)         91,067        (4,151)        7,636              --         74,210
Cash and cash
  equivalents at:
Beginning of year                22,495         (27,187)       12,352         2,412              --         10,072
                          --------------  --------------  ------------  ------------  -------------  --------------
End of year               $       2,153   $      63,880   $     8,201   $    10,048   $          --  $      84,282
                          ==============  ==============  ============  ============  =============  ==============

                                CONDENSED COMBINED CONSOLIDATING STATEMENT OF OPERATIONS
                                               YEAR ENDED AUGUST 31, 1999


                                              SAFETY-KLEEN                  SUBSIDIARY
                              SAFETY-KLEEN     SERVICES,      SUBSIDIARY       NON-                       CONSOLIDATED
In thousands                     CORP.            INC.        GUARANTORS    GUARANTORS    ELIMINATIONS       TOTALS
---------------------------  --------------  --------------  ------------  ------------  --------------  --------------
Revenues                     $          --   $         403   $ 1,524,512   $   243,339   $    (144,216)  $   1,624,038
Operating expenses                  14,677          47,750     1,474,720       224,231        (144,216)      1,617,162
                             --------------  --------------  ------------  ------------  --------------  --------------
Operating income (loss)            (14,677)        (47,347)       49,792        19,108              --           6,876
Interest (expense) income,
  net                              (19,604)         81,224      (243,986)       (3,814)             --        (186,180)
Other income (expense)                  --          (5,923)            9        (1,317)             --          (7,231)
Equity in earnings of
  associated companies            (181,962)       (222,247)        1,263            --         404,209           1,263
                             --------------  --------------  ------------  ------------  --------------  --------------
Loss before income taxes
  and minority interests          (216,243)       (194,293)     (192,922)       13,977         404,209        (185,272)
Income tax (expense)
  benefit                           (6,912)         12,331       (33,382)      (11,131)             --         (39,094)
                             --------------  --------------  ------------  ------------  --------------  --------------
Income (loss) before
  minority interests              (223,155)       (181,962)     (226,304)        2,846         404,209        (224,366)
Minority interests                      --              --         1,197            14              --           1,211
                             --------------  --------------  ------------  ------------  --------------  --------------
Net income (loss)            $    (223,155)  $    (181,962)  $  (225,107)  $     2,860   $     404,209   $    (223,155)
                             ==============  ==============  ============  ============  ==============  ==============

                                   CONDENSED COMBINED CONSOLIDATING BALANCE SHEET
                                                  AUGUST 31, 1999


                                           SAFETY-KLEEN                  SUBSIDIARY
                           SAFETY-KLEEN     SERVICES,      SUBSIDIARY       NON-                      CONSOLIDATED
In thousands                  CORP.            INC.        GUARANTORS    GUARANTORS    ELIMINATIONS      TOTALS
------------------------  --------------  --------------  ------------  ------------  --------------  -------------

ASSETS:
Current assets            $      60,108   $     (20,124)  $   347,049   $    61,155   $          --   $     448,188
Intercompany receivables        245,803       2,342,495            --            --      (2,588,298)             --
Property, plant and
  equipment, net                     --          16,835       996,841       121,452              --       1,135,128
Investment in
  subsidiaries                  715,632         150,261       (17,026)           --        (848,867)             --
Intangible assets, net               --         107,853     1,733,326        81,028              --       1,922,207
Other assets                     (9,050)         51,498        84,932         2,411              --         129,791
                          --------------  --------------  ------------  ------------  --------------  -------------
                          $   1,012,493   $   2,648,818   $ 3,145,122   $   266,046   $  (3,437,165)  $   3,635,314
                          ==============  ==============  ============  ============  ==============  =============

LIABILITIES:
Current liabilities       $     362,919   $   1,667,461   $   377,627   $   110,301   $          --   $   2,518,308
Intercompany payables                --              --     2,542,606        45,692      (2,588,298)             --
Non-current liabilities         (65,927)        265,104        80,988        95,424              --         375,589
Long-term debt                       --              --        24,741            51              --          24,792
Minority interests                   --             621           524           (21)             --           1,124

STOCKHOLDERS'
  EQUITY                        715,501         715,632       118,636        14,599        (848,867)        715,501
                          --------------  --------------  ------------  ------------  --------------  -------------
                          $   1,012,493   $   2,648,818   $ 3,145,122   $   266,046   $  (3,437,165)  $   3,635,314
                          ==============  ==============  ============  ============  ==============  =============

                             CONDENSED COMBINED CONSOLIDATING STATEMENT OF CASH FLOWS
                                            YEAR ENDED AUGUST 31, 1999


                                           SAFETY-KLEEN                  SUBSIDIARY
                           SAFETY-KLEEN     SERVICES,      SUBSIDIARY       NON-      ELIMINATION    CONSOLIDATED
In thousands                  CORP.            INC.        GUARANTORS    GUARANTORS     ENTRIES         TOTALS
------------------------  --------------  --------------  ------------  ------------  ------------  --------------
Net cash provided by
  (used in) operating
  activities              $      28,982   $     277,722   $  (341,114)  $    52,944   $         --  $      18,534
                          --------------  --------------  ------------  ------------  ------------  --------------
Cash flows from
 investing activities:
Cash expended on
  acquisition of
  businesses                         --              --       (14,904)           --             --        (14,904)
Proceeds from sales of
  property, plant and
  equipment                          --             725         5,051           206             --          5,982
Purchases of property,
  plant and equipment                --         (17,965)      (40,263)      (13,599)            --        (71,827)
Decrease  (increase) in
  long-term investments              --         (10,460)      (25,823)       38,066             --          1,783
Proceeds from sale of
  business                           --              --       129,124            --             --        129,124
                          --------------  --------------  ------------  ------------  ------------  --------------
Net cash provided by
  (used in) investing
  activities                         --         (27,700)       53,185        24,673             --         50,158
                          --------------  --------------  ------------  ------------  ------------  --------------
Cash flows from
  financing activities:
Issuance of common
  stock on exercise of
  options                           212              --            --            --             --            212
Borrowings of long-term
  debt                          225,000           1,460        10,450            --             --        236,910
Repayment of long-term
  debt                         (200,000)       (164,678)       (2,128)      (10,619)            --       (377,425)
Bank financing fees              (5,936)         (4,367)           --            --             --        (10,303)
Bank overdraft                       --          20,767            --        19,006             --         39,773
Change in derivative
  liabilities                        --          42,492        (2,038)           --             --         40,454
Change in intercompany
  accounts                      (25,763)       (172,883)      291,266       (92,620)            --             --
                          --------------  --------------  ------------  ------------  ------------  --------------
Net cash provided by
  (used in) financing
  activities                     (6,487)       (277,209)      297,550       (84,233)            --        (70,379)
                          --------------  --------------  ------------  ------------  ------------  --------------
Effect of exchange rate
  changes on cash                    --              --            --        (3,564)            --         (3,564)
                          --------------  --------------  ------------  ------------  ------------  --------------
Net increase (decrease)
  in cash and cash
  equivalents                    22,495         (27,187)        9,621       (10,180)            --         (5,251)
Cash and cash
  equivalents at:
Beginning of year                    --              --         2,731        12,592             --         15,323
                          --------------  --------------  ------------  ------------  ------------  --------------
End of year               $      22,495   $     (27,187)  $    12,352   $     2,412   $         --  $      10,072
                          ==============  ==============  ============  ============  ============  ==============

                                CONDENSED COMBINED CONSOLIDATING STATEMENT OF OPERATIONS
                                               YEAR ENDED AUGUST 31, 1998


                                              SAFETY-KLEEN                  SUBSIDIARY
                              SAFETY-KLEEN     SERVICES,      SUBSIDIARY       NON-                       CONSOLIDATED
In thousands                     CORP.            INC.        GUARANTORS    GUARANTORS    ELIMINATIONS       TOTALS
---------------------------  --------------  --------------  ------------  ------------  --------------  --------------
Revenues                     $          --   $          --   $ 1,076,612   $   218,731   $    (122,612)  $   1,172,731
Operating expenses                   7,535          (1,091)    1,107,289       183,833        (122,612)      1,174,954
                             --------------  --------------  ------------  ------------  --------------  --------------
Operating income (loss)             (7,535)          1,091       (30,677)       34,898              --          (2,223)
Interest (expense) income,
  net                              (38,156)         47,620      (114,670)      (15,064)             --        (120,270)
Other income (expense)                  --          (3,157)        1,950           165              --          (1,042)
Equity in earnings of
  associated companies             (72,890)       (107,441)           --            --         180,331              --
                             --------------  --------------  ------------  ------------  --------------  --------------
Loss before income taxes
  and minority interests          (118,581)        (61,887)     (143,397)       19,999         180,331        (123,535)
Income tax (expense)
benefit                             15,370              --        38,139       (14,078)             --          39,431
                             --------------  --------------  ------------  ------------  --------------  --------------
Loss before minority
  interests                       (103,211)        (61,887)     (105,258)        5,921         180,331         (84,104)
Minority interests                      --              --          (572)          248              --            (324)
                             --------------  --------------  ------------  ------------  --------------  --------------
Loss before extraordinary
  items                           (103,211)        (61,887)     (105,830)        6,169         180,331         (84,428)
Extraordinary losses                    --         (11,003)       (3,873)       (3,907)             --         (18,783)
                             --------------  --------------  ------------  ------------  --------------  --------------
Net loss                     $    (103,211)  $     (72,890)  $  (109,703)  $     2,262   $     180,331   $    (103,211)
                             ==============  ==============  ============  ============  ==============  ==============

                                 CONDENSED COMBINED CONSOLIDATING BALANCE SHEET
                                                 AUGUST 31, 1998


                                          SAFETY-KLEEN                SUBSIDIARY
                           SAFETY-KLEEN     SERVICES,    SUBSIDIARY      NON-                      CONSOLIDATED
In thousands                  CORP.           INC.       GUARANTORS   GUARANTORS    ELIMINATIONS      TOTALS
------------------------  --------------  -------------  -----------  -----------  --------------  -------------
ASSETS:
Current assets            $     102,678   $          --  $   265,446  $   120,876  $          --   $     489,000
Intercompany receivables        277,396         768,746           --           --     (1,046,142)             --
Property, plant and
  equipment, net                     --              --    1,030,515      187,947             --       1,218,462
Investment in
  subsidiaries                  839,941       1,710,115       25,603           --     (2,575,659)             --
Intangible assets, net               --         106,203    1,759,676      206,592             --       2,072,471
Other assets                        443          43,519       42,774        2,806             --          89,542
                          --------------  -------------  -----------  -----------  --------------  -------------
                          $   1,220,458   $   2,628,583  $ 3,124,014  $   518,221  $  (3,621,801)  $   3,869,475
                          ==============  =============  ===========  ===========  ==============  =============

LIABILITIES:
Current liabilities       $     509,162   $   1,787,335  $   306,529  $   120,950  $          --   $   2,723,976
Intercompany payables                --              --      964,381       81,761     (1,046,142)             --
Non-current liabilities         (54,272)          1,307      297,155      118,360             --         362,550
Long-term debt                       --              --       15,645           55             --          15,700
Minority interests                   --              --        1,681           --             --           1,681

STOCKHOLDERS'
  EQUITY                        765,568         839,941    1,538,623      197,095     (2,575,659)        765,568
                          --------------  -------------  -----------  -----------  --------------  -------------
                          $   1,220,458   $   2,628,583  $ 3,124,014  $   518,221  $  (3,621,801)  $   3,869,475
                          ==============  =============  ===========  ===========  ==============  =============

                               CONDENSED COMBINED CONSOLIDATING STATEMENT OF CASH FLOWS
                                              YEAR ENDED AUGUST 31, 1998


                                             SAFETY-KLEEN                  SUBSIDIARY
                             SAFETY-KLEEN     SERVICES,      SUBSIDIARY       NON-                      CONSOLIDATED
In thousands                    CORP.            INC.        GUARANTORS    GUARANTORS   ELIMINATIONS       TOTALS
--------------------------  --------------  --------------  ------------  ------------  -------------  --------------
Net cash provided by
  (used in) operating
  activities                $    (142,547)  $      85,160   $   (80,173)  $     2,752   $          --  $    (134,808)
                            --------------  --------------  ------------  ------------  -------------  --------------
Cash flows from
 investing activities:
Cash expended on
  acquisition of
  businesses                           --              --    (1,099,350)           --              --     (1,099,350)
Proceeds from sales of
  property, plant and
  equipment                            --              --        11,926           596              --         12,522
Purchases of property,
  plant and equipment                  --              --       (28,767)          771              --        (27,996)
Decrease  (increase) in
  long-term investments            20,000              --       (11,504)        5,411              --         13,907
Proceeds from sale of
  business                             --              --        33,675            --              --         33,675
                            --------------  --------------  ------------  ------------  -------------  --------------
Net cash provided by
  (used in) investing
  activities                       20,000              --    (1,094,020)        6,778              --     (1,067,242)
                            --------------  --------------  ------------  ------------  -------------  --------------
Cash flows from financing
  activities:
Issuance of common stock
  on exercise of options              509              --            --            --              --            509
Borrowings of long-term
  debt                                 --       1,787,112         2,074        69,327              --      1,858,513
Repayments of long-term
  debt                                 --        (330,862)     (218,436)      (60,265)             --       (609,563)
Bank financing fees                  (253)        (49,567)           --        (1,712)             --        (51,532)
Bank overdraft                         --              --         3,971        (9,364)             --         (5,393)
Change in derivative
  liabilities                          --              --          (443)           --              --           (443)
Change in intercompany
  accounts                        108,638      (1,491,843)    1,378,872         4,333              --             --
                            --------------  --------------  ------------  ------------  -------------  --------------
Net cash provided by
  (used in) financing
  activities                      108,894         (85,160)    1,166,038         2,319              --      1,192,091
                            --------------  --------------  ------------  ------------  -------------  --------------
Effect of exchange rate
  changes on cash                      --              --            --          (452)             --           (452)
                            --------------  --------------  ------------  ------------  -------------  --------------
Net increase (decrease) in
  cash and cash
  equivalents                     (13,653)             --        (8,155)       11,397              --        (10,411)
Cash and cash equivalents
  at:
Beginning of year                  13,653   $          --        10,886         1,195              --         25,734
                            --------------  --------------  ------------  ------------  -------------  --------------
End of year                 $          --   $          --   $     2,731   $    12,592   $          --  $      15,323
                            ==============  ==============  ============  ============  =============  ==============

                               CONDENSED COMBINED CONSOLIDATING STATEMENT OF OPERATIONS
                                              YEAR ENDED AUGUST 31, 1997

                                              SAFETY-KLEEN                  SUBSIDIARY
                              SAFETY-KLEEN     SERVICES,      SUBSIDIARY       NON-      ELIMINATION    CONSOLIDATED
In thousands                     CORP.            INC.        GUARANTORS    GUARANTORS     ENTRIES         TOTALS
---------------------------  --------------  --------------  ------------  ------------  ------------  --------------
Revenues                     $          --   $          --   $   515,415   $   126,530   $         --  $     641,945
Operating expenses                   4,035             912       811,850       119,897             --        936,694
                             --------------  --------------  ------------  ------------  ------------  --------------
Operating income (loss)             (4,035)           (912)     (296,435)        6,633             --       (294,749)
Interest (expense) income,                                                                         --
  net                               29,497          (2,363)      (64,645)       (7,674)                      (45,185)
Other income (expense)                  --              --        (1,350)           64             --         (1,286)
Equity in earnings of
  associated companies            (323,325)       (320,050)           --            --        643,375             --
                             --------------  --------------  ------------  ------------  ------------  --------------
Loss before income taxes
  and minority interests          (297,863)       (323,325)     (362,430)         (977)       643,375       (341,220)
Income tax (expense)
  benefit                           (3,681)             --        52,394        (8,918)            --         39,795
                             --------------  --------------  ------------  ------------  ------------  --------------
Income (loss) before
  minority interests              (301,544)       (323,325)     (310,036)       (9,895)       643,375       (301,425)
Minority interests                      --              --           (72)          (47)            --           (119)
                             --------------  --------------  ------------  ------------  ------------  --------------
Net income (loss)            $    (301,544)  $    (323,325)  $  (310,108)  $    (9,942)  $    643,375  $    (301,544)
                             ==============  ==============  ============  ============  ============  ==============

                                   CONDENSED COMBINED CONSOLIDATING BALANCE SHEET
                                                   AUGUST 31, 1997


                                            SAFETY-KLEEN                 SUBSIDIARY
                            SAFETY-KLEEN     SERVICES,      SUBSIDIARY      NON-                       CONSOLIDATED
In thousands                   CORP.            INC.        GUARANTORS   GUARANTORS    ELIMINATIONS       TOTALS
-------------------------  --------------  --------------  ------------  -----------  --------------  -------------

ASSETS:
Current assets             $      26,000   $      13,027   $   120,205   $    62,658  $          --   $     221,890
Intercompany receivables         680,662         359,527            --            --     (1,040,189)             --
Property, plant and
  equipment, net                      --              --       539,080       164,703             --         703,783
Investment in
  subsidiaries                   (54,042)       (235,981)           --            --        290,023              --
Intangible assets, net                --         112,968       294,651        91,496             --         499,115
Other assets                      20,235          14,918        34,776        19,024             --          88,953
                           --------------  --------------  ------------  -----------  --------------  --------------
                           $     672,855   $     264,459   $   988,712   $   337,881  $    (750,166)  $   1,513,741
                           ==============  ==============  ============  ===========  ==============  ==============

LIABILITIES:
Current liabilities        $     494,239   $     317,538   $   126,195   $   140,459  $          --   $   1,078,431
Intercompany payables                 --              --     1,009,646        30,543     (1,040,189)             --
Non-current liabilities            4,131             963       175,316        65,198             --         245,608
Long-term debt                        --              --        15,700            --             --          15,700
Minority interests                    --              --          (483)           --             --            (483)

STOCKHOLDERS'
  EQUITY (DEFICIT)               174,485         (54,042)     (337,662)      101,681        290,023         174,485
                           --------------  --------------  ------------  -----------  --------------  --------------
                           $     672,855   $     264,459   $   988,712   $   337,881  $    (750,166)  $   1,513,741
                           ==============  ==============  ============  ===========  ==============  ==============

                                CONDENSED COMBINED CONSOLIDATING STATEMENT OF CASH FLOWS
                                               YEAR ENDED AUGUST 31, 1997


                                                SAFETY-KLEEN                  SUBSIDIARY
                                SAFETY-KLEEN     SERVICES,      SUBSIDIARY       NON-      ELIMINATION    CONSOLIDATED
In thousands                       CORP.            INC.        GUARANTORS    GUARANTORS     ENTRIES         TOTALS
-----------------------------  --------------  --------------  ------------  ------------  ------------  --------------
Net cash provided by (used
  in) operating activities:    $      50,107   $       1,459   $  (150,705)  $    92,727   $         --  $      (6,412)
                               --------------  --------------  ------------  ------------  ------------  --------------
Cash flows from investing
  activities:

Cash acquired on acquisition
  of businesses                       15,433              --            --            --             --         15,433
Proceeds from sales of
  property, plant and
  equipment                               --              --         1,561           167             --          1,728
Purchases of property, plant
  and equipment                           --              --       (31,534)         (416)            --        (31,950)
Decrease  (increase) in
  long-term investments                 (504)             --         2,973        (9,967)            --         (7,498)
                               --------------  --------------  ------------  ------------  ------------  --------------
Net cash provided by (used
  in) investing activities            14,929              --       (27,000)      (10,216)            --        (22,287)
                               --------------  --------------  ------------  ------------  ------------  --------------
Cash flows from financing
  activities:
Issuance of common stock on
  exercise of options
                                         155              --            --            --             --            155
Borrowings of long-term
  debt                                19,500         315,000            --       101,018             --        435,518
Repayments of long-term
  debt                                (4,282)             --        (3,982)      (24,793)            --        (33,057)
Bank financing fees                     (238)        (15,695)       (1,092)       (2,479)            --        (19,504)
Bank overdraft                            --              --            --        10,864             --         10,864
Change in derivative
  liabilities                             --              --           (75)           --             --            (75)
Payments to Laidlaw Inc.
                                    (349,116)             --            --            --             --       (349,116)
Advances from Laidlaw Inc.
                                          --              --         7,562            --             --          7,562
Change in intercompany
  accounts                           282,740        (300,802)      188,675      (170,613)            --             --
                               --------------  --------------  ------------  ------------  ------------  --------------
Net cash provided by (used
  in) financing activities
                                     (51,241)         (1,497)      191,088       (86,003)            --         52,347
                               --------------  --------------  ------------  ------------  ------------  --------------
Effect of exchange rate
  changes on cash                       (142)             38          (927)        3,117             --          2,086
                               --------------  --------------  ------------  ------------  ------------  --------------
Net increase (decrease) in
  cash and cash
  equivalents                         13,653              --        12,456          (375)            --         25,734
Cash and cash equivalents at:
Beginning of year                         --              --        (1,570)        1,570             --             --
                               --------------  --------------  ------------  ------------  ------------  --------------
End of year                    $      13,653   $          --   $    10,886   $     1,195   $         --  $      25,734
                               ==============  ==============  ============  ============  ============  ==============

26.  SUBSEQUENT  EVENTS

Subsequent to August 31, 2000, the Company committed to a plan to close two incinerators, a wastewater treatment facility and a transportation facility in the Chemical Services Division. In connection therewith, the Company will record closure and post closure obligations of approximately $56 million in fiscal year 2001. Anticipated payments related to these obligations for each of the next five years and thereafter are; $10.0 million in 2001; $9.0 million in 2002; $2.0 million in 2003; $1.0 million in 2004; $1.0 million in 2005 and $33.0 million  thereafter.

On June 28, 2001, Laidlaw Inc. and five of its subsidiary holding companies - Laidlaw Investments Ltd., Laidlaw International Finance Corporation, Laidlaw One, Inc., Laidlaw Transportation, Inc. and Laidlaw USA, Inc. (collectively, "Laidlaw") filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Western District of New York. On the same day, Laidlaw Inc. and Laidlaw Investments Ltd. filed cases under the Canada Companies' Creditors Arrangement Act (CCAA) in the Ontario Superior Court of Justice in Toronto, Ontario. As a result of Laidlaw's filings, claims and causes of action the Company may have against Laidlaw may be subject to compromise in Laidlaw's Chapter 11 proceedings or CCAA proceedings.

A subsidiary of the Company has signed an agreement to serve as the exclusive distributor of the innovative line of parts cleaning equipment manufactured by SystemOne(R) Technologies, Inc. ("SystemOne(R)"). The Branch Sales and Service locations across North America began marketing SystemOne's(R) products in early 2001. The multi-year agreement was approved by the Bankruptcy Court on December 15, 2000. As of May 18, 2001, the Company has purchased approximately 3,750 units of which approximately 750 are in the field under rental agreements, 1,000 are in the field under free trial and 2,000 are in inventory or at SystemOne(R).

The Company has committed to replace certain equipment in the Branch Sales and Services Division fleet, including 135 parts washer trucks, 10 oil services trucks, 57 fluid recovery service trucks, 90 branch industrial vans and 15 over-the-road tractors. The total cost of the replacements in 2001 is approximately $14.9 million and approximately $3.0 million of this commitment has been disbursed as of May 18, 2001.

The Company has entered into an outsourcing arrangement with Acxiom to outsource support, operation of the mainframe and server and to integrate the mainframe and server platforms from the closed SK Elgin data center to Acxiom's facility in Downers Grove, Illinois. The term of the agreement is for five years from the date of integration, and the cost is approximately $585,000 per month for a total commitment of approximately $35 million over the five-year period.

Effective May 30, 2001, the Company entered into an agreement with Unisys Corporation and certain of its affiliates to provide outsourced information technology support functions related to personal computer and related network needs. The agreement provides for a transition fee of approximately $650,000 as well as a monthly fee estimated at approximately $500,000 based on, among other things, the actual number of workstations, laptops and servers used.

Pursuant to the Maximum Achievable Control Technology (MACT) compliance standards for incinerator emissions, and the new federal standards targeting states that have high levels of Nitrogen Oxides (NOx), the Company plans to add new air pollution abatement equipment with a cost of approximately $23.2 million over a three-year period. The Company has already committed to purchase approximately $8.7 million of this equipment.

The Company has entered into Bankruptcy Court approved settlements to pay approximately $8.3 million in respect of approximately $15.0 million of pre-petition liabilities related to certain critical transportation vendors.

Subsequent to August 31, 2000, the Company failed to comply with certain affirmative covenants within its DIP Facility, primarily related to providing audited financial statements by specified dates, for which waivers of non-compliance have been received. In connection with a recent amendment to the DIP facility, the Company will prepare a Chemical Services marketing book and begin distribution to potential acquirers or strategic partners by August 31, 2001. No assurances can be given as to the probable outcome of such marketing effort.

    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To  Safety-Kleen  Corp.:

We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Safety-Kleen Corp. and subsidiaries included in this Form 10-K/A, and have issued our report thereon dated May 18, 2001 (except with respect to the matters discussed in Note 26, as to which the date is June 28, 2001). Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in
Item 14 of this Form 10-K/A is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



/S/ ARTHUR  ANDERSEN  LLP

Columbia, South Carolina
  May 18, 2001

                                                 SAFETY-KLEEN CORP.
                                   SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                           FOR THE FISCAL YEARS ENDED AUGUST 31, 2000, 1999, 1998 AND 1997


                                                   ADDITIONS    CHARGE TO
                                    BALANCE AT     RESULTING      COSTS        CHARGED                      BALANCE
                                     BEGINNING       FROM          AND        TO OTHER                       AT END
DESCRIPTION                           OF YEAR    ACQUISITIONS    EXPENSES   ACCOUNTS (A)   DEDUCTIONS (B)   OF YEAR
----------------------------------  -----------  -------------  ----------  -------------  --------------  ---------
Fiscal year ended August 31, 2000:
  Allowance for doubtful accounts   $    20,074  $          --  $   74,337  $       (855)  $       (8,303)  $ 85,253
Fiscal year ended August 31, 1999:
  Allowance for doubtful accounts   $    10,940  $          --  $   14,177  $      4,151   $       (9,194)  $ 20,074
Fiscal year ended August 31, 1998:
  Allowance for doubtful accounts   $     7,308  $       7,977  $    2,536  $      6,002   $      (12,883)  $ 10,940
Fiscal year ended August 31, 1997:
  Allowance for doubtful accounts   $     4,983  $       2,243  $    6,803  $     (3,979)  $       (2,742)  $  7,308

(a)  Reclassifications  to/from  other  accounts
(b)  Uncollectible  amounts  written  off.