Form 10-Q
period 2001-05-31
SAFETY KLEEN CORP/
filed 2001-07-13
CIK 701856

================================================================================


                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES


                              EXCHANGE ACT OF 1934



                   For the Quarterly Period Ended May 31, 2001


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

The number of shares of the issuer's common stock outstanding as of July 12, 2001 was 100,783,596.

================================================================================

                               SAFETY-KLEEN CORP.


                                      INDEX


PART I FINANCIAL INFORMATION.................................................  2

PART II  OTHER INFORMATION

Item 1   Legal Proceedings...................................................  2

Item 6   Exhibits and Reports on Form 8-K....................................  3

Signatures................................................................... 11

                         PART I - FINANCIAL INFORMATION

     Safety-Kleen Corp. (the "Company" or "Registrant") has omitted information responsive to Items 1, 2 and 3 of Part I of Form 10-Q and portions of other Items, which elicit financial information. As described in the Company's Annual Report on Form 10-K/A, filed July 9, 2001, the Company is currently in the process of updating its fiscal 2001 general ledger system for the voluminous number of adjusting journal entries resulting from its internal accounting review through August 31, 2000. In addition to updating its general ledgers, the Company is reviewing its accounting records for the first three quarters of fiscal 2001, including the effects of applying any changes to its accounting policies from the fiscal 1997 to 2000 review to its current results. Until these efforts are completed, presently estimated to be on or about September 15, 2001, the Company will not be able to file quarterly financial information, which responds to the omitted Items.

                           PART II - OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS.

     Except as herein set forth, there have been no additional significant legal proceedings or any material changes in the legal proceedings other than as reported in PART II, Item 3 of the Company's Report on Form 10-K/A filed July 9, 2001.

MATTERS RELATED TO INVESTIGATION OF FINANCIAL RESULTS

     On March 5, 2001, a class action captioned Eaton Vance Distributors,  Inc.,
T. Rowe Price Associates, Inc., Delaware Investment Advisors, John Hancock Funds, Inc., and Putnam Investments, Inc., v. Kenneth W. Winger, Laidlaw Inc. John R. Grainger, James R. Bullock, Paul R. Humphreys, John Rollins, Sr., John
W. Rollins, Jr., Leslie W. Haworth, David E. Thomas, Jr., Henry B. Tippie, James
L. Wareham, Grover C. Wrenn, Michael J. Bragagnolo and Henry H. Taylor, Case No. 01AS01376, was filed in the Superior Court of the State of California, County of Sacramento. The plaintiffs purchased or acquired certain bonds issued by the California Pollution Control Financing Authority on July 1, 1997, secured by an indenture agreement with Laidlaw Environmental Services, Inc. and its successor Safety-Kleen Corp., in their initial offering on July 1, 1997, and retained through March 6, 2000. The bonds were entitled Pollution Control Refunding Revenue Bonds due July 1, 2007. The plaintiffs allege, among other things, that the defendants made written or oral communications containing material false statements or omissions and violated certain state securities laws. The plaintiffs seek to recover compensatory damages in the amount of $21,742,375 and punitive damages in the amount of $65,227,125, as well as related relief. Although the Company is not a party to this action, certain of the individual defendants, who are present or former officers or directors of the Company, may make demands to be indemnified by the Company in connection with the action.

FINANCIAL ASSURANCE ISSUES

     On July 11, 2001, the Bankruptcy Court approved a transaction pursuant to which the Company and its affected subsidiaries will replace financial assurance coverage that Frontier Insurance Company ("Frontier") now provides at more than 100 facilities. Replacement instruments issued pursuant to this transaction will be provided to the affected states on or before July 31, 2001. The effective date of the instrument will depend upon state acceptance of the instruments, which the Company and its affected subsidiaries anticipate receiving.

     The Company and its affected subsidiaries anticipate providing replacement coverage for Frontier at additional facilities on or before September 30, 2001. The Company and its affected subsidiaries have commenced negotiations with EPA regarding an extension beyond September 30, 2001 for facilities not then covered by compliant financial assurance, primarily facilities that are inactive and undergoing closure. There can be no assurance that these negotiations will succeed. The failure to replace Frontier at these sites by September 30, 2001 could result in the imposition of substantial penalties on the Company and its affected subsidiaries, although operations at other, active facilities likely would not be materially affected.

     The Company and its affected subsidiaries have agreed in principle with the State of Texas to settle all enforcement activities that the State has commenced or threatened to commence on and after June 1, 2001 pertaining to financial assurance (and other) issues. The Company and its affected subsidiaries believe that a settlement agreement will be completed in time for submission to the Bankruptcy Court for consideration during the scheduled August 21, 2001 hearing. Under the settlement, the operations of the Company and its affected subsidiaries in Texas will continue without interruption.


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

4)(o) Second Amendment and Waiver, dated as of February 28, 2001, to the Amended and Restated Debtor-in-Possession Credit Agreement among Safety-Kleen Services, Inc., The Several Lenders from Time to Time Parties thereto, Toronto-Dominion (Texas), Inc. as General Administrative Agent and Underwriter and The CIT Group/Business Credit, Inc. as Collateral Agent and Underwriter Initially dated as of June 11, 2000, Amended and Restated as of July 19, 2000, filed as Exhibit
(4)(o) to the Registrant's Form 10-K/A for the year ended August 31, 2000, filed on July 9, 2001 and incorporated herein by reference.

(4)(p) Third Amendment and Waiver, dated as of March 28, 2001, to the Amended and Restated Debtor-in-Possession Credit Agreement among Safety-Kleen Services, Inc., The Several Lenders from Time to Time Parties thereto, Toronto-Dominion (Texas), Inc. as General Administrative Agent and Underwriter and The CIT Group/Business Credit, Inc. as Collateral Agent and Underwriter Initially dated as of June 11, 2000, Amended and Restated as of July 19, 2000, filed as Exhibit
(4)(p) to the Registrant's Form 10-K/A for the year ended August 31, 2000, filed on July 9, 2001 and incorporated herein by reference.

(4)(q) Fourth Amendment and Waiver, dated as of April 30, 2001, to the Amended and Restated Debtor-in-Possession Credit Agreement among Safety-Kleen Services, Inc., The Several Lenders from Time to Time Parties thereto, Toronto-Dominion (Texas), Inc. as General Administrative Agent and Underwriter and The CIT Group/Business Credit, Inc. as Collateral Agent and Underwriter Initially dated as of June 11, 2000, Amended and Restated as of July 19, 2000, filed as Exhibit
(4)(q) to the Registrant's Form 10-K/A for the year ended August 31, 2000, filed on July 9, 2001 and incorporated herein by reference.

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

(4)(s) Registration Rights Agreement dated May 15, 1997 between the Company, Laidlaw Transportation, Inc. and Laidlaw Inc. the form of which was filed as Exhibit B to Annex A to the Registrant's Definitive Proxy Statement on Form DEF 14A, filed on May 1, 1997 and incorporated herein by reference.

(4)(t) Indenture dated as of May 1, 1993 between the Industrial Development Board of the Metropolitan Government of Nashville and Davidson County (Tennessee) and NationsBank of Tennessee, N.A., filed as Exhibit 4(f) to the Registrant's Form 10-Q for the quarter ended May 31, 1997 and incorporated herein by reference.

(4)(u) Indenture of Trust dated as of August 1, 1995 between Tooele County, Utah and West One Bank, Utah, now known as U.S. Bank, as Trustee, filed as Exhibit 4(h) to the Registrant's form 10-Q for the quarter ended May 31, 1997 and incorporated herein by reference.

(4)(v) Indenture of Trust dated as of July 1, 1997 between Tooele County, Utah and U.S. Bank, a national banking association, as Trustee, filed as Exhibit 4(j) to the Registrant's Form 10-Q for the quarter ended May 31, 1997 and incorporated herein by reference.

(4)(w) Indenture of Trust dated as of July 1, 1997 between California Pollution Control Financing Authority and U.S. Bank, a national banking association, as Trustee, filed as Exhibit 4(k) to the Registrant's Form 10-Q for the quarter ended May 31, 1997 and incorporated herein by reference.

(4)(x) Promissory Note dated May 15, 1997 for $60,000,000 from the Company to Westinghouse Electric Corporation, filed as Exhibit 4(n) to the Registrant's Form 10-Q for the quarter ended May 31, 1997 and incorporated herein by reference.

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

(4)(z) Guaranty Agreement dated May 15, 1997 by Laidlaw Inc. to Westinghouse Electric Corporation guaranteeing Promissory Note dated May 15, 1997 (as referenced in Exhibit (4)(s)) from Company to Westinghouse Electric Corporation), filed as Exhibit 4(o) to the Registrant's Form 10-Q for the quarter ended May 31, 1997 and incorporated herein by reference.


(4)(aa) Rights Agreement dated as of October 15, 1999 between the Company and EquiServe Trust Company, N.A., as Rights Agent, filed as Exhibit (c)1 to the Company's Current Report on Form 8-K filed on October 15, 1999 and incorporated herein by reference.


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

(10)(d) Agreement for the sale and purchase of shares and loan stock held by SK Europe, Inc. in Safety-Kleen Europe Limited between Safety-Kleen Europe Limited and SK Europe, Inc. and the Company and The Electra Subscribers and Electra European Fund LP dated as of July 6, 2000 Company filed as Exhibit (10)(d) to the Registrant's Form 10-K for the year ended August 31, 2000 and incorporated herein by reference.

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

(99.2) Amended Consent Agreement and Final Order by and between the United States Environmental Protection Agency and Safety-Kleen Corp. and certain of its United States subsidiaries and affiliates as approved by the United States Bankruptcy Court on May 16, 2001, filed as Exhibit (99.2) to the Registrant's Form 10-K/A for the year ended August 31, 2000, filed on July 9, 2001 and incorporated herein by reference.

(b)      Reports on Form 8-K.

i. The Company filed a Current Report on Form 8-K on March 23, 2001 which contained Items 5 and 7 related to a press release announcing the appointment of two new directors to the Company's Board of Directors.

ii. The Company filed a Current Report on Form 8-K on May 3, 2001 which contained Items 5 and 7 related to a press release announcing the appointment of one new director to the Company's Board of Directors.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE:  July 13, 2001                SAFETY-KLEEN CORP.
                                    ------------------
                                       (Registrant)


                                        /s/ Henry H. Taylor
                                    ---------------------------------
                                    Henry H. Taylor
                                    Senior Vice President, General Counsel and
                                    Secretary


                                       /s/ Larry W. Singleton
                                    ---------------------------------
                                    Larry W. Singleton
                                    Chief Financial Officer