Form 10-Q/A
period 2001-05-31
SAFETY KLEEN CORP/
filed 2001-09-26
CIK 701856

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                            _________________________

                                   FORM 10-Q/A
                            _________________________

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                              EXCHANGE ACT OF 1934

                   For the Quarterly Period Ended May 31, 2001

                          Commission File Number 1-8368

                               SAFETY-KLEEN CORP.
                               ------------------
             (Exact name of registrant as specified in its charter)

       Delaware                                                51-0228924
-----------------------                                       --------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

1301 Gervais Street, Columbia, South Carolina                     29201
----------------------------------------------                    -----
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

The number of shares of the issuer's common stock outstanding as of September 10, 2001 was 100,783,596.

================================================================================

                               SAFETY-KLEEN CORP.


                                      INDEX


Part I and Part II are amended in their entirety by the following:

PART  I   FINANCIAL  INFORMATION

Item  1.  Financial  Statements

          Consolidated  Statements  of Operations for the Nine Months Ended
            May 31, 2001 and the Three Months Ended May 31, 2001, February
            28, 2001 and November 30,  2000 . . . . . . . . . . . . . . . . .  3

          Consolidated  Balance  Sheets  as  of  May 31, 2001, February 28,
            2001,  November  30,  2000  and  August  31,  2000. . . . . . . .  4

          Consolidated  Statements  of Cash Flows for the Nine Months Ended
            May 31, 2001 and the Six Months Ended February 28, 2001, and the
            Three  Months  Ended  November  30,  2000 . . . . . . . . . . . .  5

          Consolidated  Statements  of  Changes in Stockholders' Equity
            (Deficit) and Other Comprehensive Income (Loss) for the Three Months Ended May 31, 2001, February 28, 2001 and November 30,
            2000  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  6

          Notes  to  Consolidated  Financial  Statements. . . . . . . . . . .  7

Item  2.  Management's  Discussion  and  Analysis  of  Financial
            Condition  and  Results  of  Operations . . . . . . . . . . . . . 39

Item  3.  Quantitative and Qualitative Disclosure about Market Risk . . . . . 53


PART  II  OTHER  INFORMATION

Item  1.  Legal  Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . 54

Item  6.  Exhibits  and  Reports  on  Form  8-K . . . . . . . . . . . . . . . 57

Signature . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 62

                                                  SAFETY-KLEEN CORP.
                                      (DEBTOR-IN-POSSESSION AS OF JUNE 9, 2000)
                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                     (UNAUDITED)

                                                                                    THREE MONTHS ENDED
                                                        NINE MONTHS    ----------------------------------------------
                                                           ENDED           MAY 31,      FEBRUARY 28,    NOVEMBER 30,
                                                        MAY 31, 2001        2001            2001            2000
                                                       --------------  --------------  --------------  --------------
Revenues                                               $   1,121,407   $     374,615   $     369,875   $     376,917
                                                       --------------  --------------  --------------  --------------
Expenses:
    Operating                                                931,850         317,973         300,077         313,800
    Depreciation and amortization                            104,403          33,860          34,683          35,860
    Selling, general and administrative                      200,352          68,669          66,815          64,868
    Provision for early facility closures                     44,773              --          35,297           9,476
                                                       --------------  --------------  --------------  --------------
                                                           1,281,378         420,502         436,872         424,004
                                                       --------------  --------------  --------------  --------------
Operating loss                                              (159,971)        (45,887)        (66,997)        (47,087)
Interest expense, net (See Note 3 for excluded
  contractual interest amounts)                               (4,425)           (875)         (1,290)         (2,260)
Other income (expense)                                          (111)            448            (329)           (230)
                                                       --------------  --------------  --------------  --------------
Loss before reorganization items, income taxes
  and minority interests                                    (164,507)        (46,314)        (68,616)        (49,577)
Reorganization items                                         (24,681)         (5,467)         (9,814)         (9,400)
                                                       --------------  --------------  --------------  --------------
Loss before income taxes and minority interests             (189,188)        (51,781)        (78,430)        (58,977)
Income tax (expense) benefit                                  (2,419)         (2,041)         (1,048)            670
                                                       --------------  --------------  --------------  --------------
Loss before minority interests                              (191,607)        (53,822)        (79,478)        (58,307)
Minority interests                                              (118)            (20)            (53)            (45)
                                                       --------------  --------------  --------------  --------------
Loss before extraordinary item                              (191,725)        (53,842)        (79,531)        (58,352)
Extraordinary item, net of tax (early extinguishment
  of debt)                                                     5,787           3,309           1,793             685
                                                       --------------  --------------  --------------  --------------
Net loss                                               $    (185,938)  $     (50,533)  $     (77,738)  $     (57,667)
                                                       ==============  ==============  ==============  ==============

Basic and diluted loss per share:
    Loss before extraordinary item                     $       (1.90)  $       (0.53)  $       (0.79)  $       (0.58)
    Extraordinary item                                          0.06            0.03            0.02            0.01
                                                       --------------  --------------  --------------  --------------
    Net loss                                           $       (1.84)  $       (0.50)  $       (0.77)  $       (0.57)
                                                       ==============  ==============  ==============  ==============

Weighted average common stock outstanding - basic
  and diluted                                                100,784         100,784         100,784         100,784
                                                       ==============  ==============  ==============  ==============

           See accompanying Notes to Consolidated Financial Statements

                                                SAFETY-KLEEN CORP.
                                     (DEBTOR-IN-POSSESSION AS OF JUNE 9, 2000)
                                            CONSOLIDATED BALANCE SHEETS
                                      (IN THOUSANDS, EXCEPT PAR VALUE AMOUNT)


                                                          MAY 31,      FEBRUARY 28,    NOVEMBER 30,    AUGUST 31,
                                                            2001           2001            2000           2000
                                                        ------------  --------------  --------------  ------------
                                                        (UNAUDITED)    (UNAUDITED)     (UNAUDITED)
ASSETS:
  Current assets
    Cash and cash equivalents                           $   117,831   $     109,651   $     112,195   $    84,282
    Accounts receivable, net                                282,592         303,803         317,635       307,342
    Inventories and supplies                                 47,703          50,822          48,740        51,914
    Deferred tax asset                                       41,485          39,656          37,174        28,554
    Other current assets                                     40,358          43,693          50,987        49,731
                                                        ------------  --------------  --------------  ------------
      Total current assets                                  529,969         547,625         566,731       521,823
                                                        ------------  --------------  --------------  ------------
  Property, plant and equipment, net                        731,450         736,895         742,907       772,875
  Intangible assets, net                                  1,742,322       1,760,274       1,777,893     1,798,285
  Other assets                                               27,563          27,732          38,351        38,885
                                                        ------------  --------------  --------------  ------------
                                                        $ 3,031,304   $   3,072,526   $   3,125,882   $ 3,131,868
                                                        ============  ==============  ==============  ============

LIABILITIES:
  Current liabilities
    Accounts payable                                    $    48,027   $      54,353   $      52,527   $    65,838
    Current portion of environmental liabilities             42,234          39,160          32,326        41,122
    Income taxes payable                                     19,199          17,752          19,433        24,534
    Unearned revenue                                         90,961          90,234          99,258        90,953
    Accrued other liabilities                               146,768         127,434         121,521        69,211
  Current portion of long-term debt                          62,291          62,859          62,724        65,421
                                                        ------------  --------------  --------------  ------------
      Total current liabilities                             409,480         391,792         387,789       357,079
                                                        ------------  --------------  --------------  ------------
  Environmental liabilities                                 331,965         337,269         309,129       285,634
  Deferred income taxes                                     101,921         100,519          97,366        92,659
  Other long-term liabilities                                14,245          13,188          12,322         9,197
  Liabilities subject to compromise                       2,474,719       2,480,096       2,492,216     2,500,973
  Minority interests                                          1,415           1,395           1,341         1,296

COMMITMENTS AND CONTINGENCIES (NOTE 7)

STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, par value $1.00 per share; authorized
  250,000; issued and outstanding 100,784
                                                            100,784         100,784         100,784       100,784
  Additional paid-in-capital                              1,359,972       1,359,972       1,359,972     1,359,972
  Accumulated other comprehensive loss                       (8,199)         (8,024)         (8,310)       (6,666)
  Accumulated deficit                                    (1,754,998)     (1,704,465)     (1,626,727)   (1,569,060)
                                                        ------------  --------------  --------------  ------------
    Total stockholders' equity (deficit)                   (302,441)       (251,733)       (174,281)     (114,970)
                                                        ------------  --------------  --------------  ------------
                                                        $ 3,031,304   $   3,072,526   $   3,125,882   $ 3,131,868
                                                        ============  ==============  ==============  ============

          (Note: The consolidated balance sheet as of August 31, 2000 has been derived from the audited financial statements)

          See accompanying Notes to Consolidated Financial Statements

                                                 SAFETY-KLEEN CORP.
                                      (DEBTOR-IN-POSSESSION AS OF JUNE 9, 2000)
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (IN THOUSANDS)
                                                     (UNAUDITED)


                                                           NINE MONTHS          SIX MONTHS          THREE MONTHS
                                                              ENDED                ENDED                ENDED
                                                           MAY 31, 2001      FEBRUARY 28, 2001    NOVEMBER 30, 2000
                                                        ------------------  -------------------  -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                              $        (185,938)  $         (135,405)  $          (57,667)
  Adjustments to reconcile net loss to net cash
    provided by operations:
      Extraordinary item, net of tax                               (5,787)              (2,478)                (685)
      Depreciation and amortization                               104,403               70,543               35,860
      Provision for environmental liabilities                      63,935               59,730               20,491
      Loss on disposal of equipment                                15,802                9,668                5,461
      Deferred income taxes                                        (1,469)              (1,434)              (2,019)
      Spending for environmental liabilities                      (14,855)              (8,729)              (4,386)
      Change in accounts receivable, net                           23,569                2,504              (11,484)
      Change in accounts payable                                  (16,188)             (10,220)             (12,006)
      Change in income taxes payable                               (5,334)              (6,748)              (5,057)
      Change in accrued other liabilities                          78,047               58,602               52,687
      Change in unearned revenue                                      213                 (554)               8,494
      Change in liabilities subject to compromise                  (2,309)                (241)                   6
      Change in other, net                                         22,995               14,626                6,776
                                                        ------------------  -------------------  -------------------
Net cash provided by operating activities                          77,084               49,864               36,471
                                                        ------------------  -------------------  -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of property, plant and equipment              3,942                3,221                2,417
  Purchases of property, plant and equipment                      (44,883)             (26,168)              (9,869)
  Decrease (increase) in other assets                               8,407                9,168                 (616)
                                                        ------------------  -------------------  -------------------
                                                                  (32,534)             (13,779)              (8,068)
                                                        ------------------  -------------------  -------------------
Net cash used in investing activities

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on pre-petition debt                         (10,080)             (10,080)                  --
                                                        ------------------  -------------------  -------------------
Net cash used in financing activities                             (10,080)             (10,080)                  --
                                                        ------------------  -------------------  -------------------
Effect of exchange rate changes on cash                              (921)                (636)                (490)
                                                        ------------------  -------------------  -------------------
Net increase in cash and cash equivalents                          33,549               25,369               27,913
Cash and cash equivalents at:
  Beginning of period                                              84,282               84,282               84,282
                                                        ------------------  -------------------  -------------------
  End of period                                         $         117,831   $          109,651   $          112,195
                                                        ==================  ===================  ===================

          See accompanying Notes to Consolidated Financial Statements

                                          SAFETY-KLEEN CORP.
                              (DEBTOR-IN-POSSESSION AS OF JUNE 9, 2000)
                 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                 AND OTHER COMPREHENSIVE INCOME (LOSS)
                                            (IN THOUSANDS)
                                             (UNAUDITED)


                                                             ACCUMULATED
                                              ADDITIONAL        OTHER
                                     COMMON     PAID-IN     COMPREHENSIVE    ACCUMULATED
                                     STOCK      CAPITAL     INCOME (LOSS)      DEFICIT       TOTAL
                                    --------  -----------  ---------------  -------------  ----------
Balance at August 31, 2000          $100,784  $ 1,359,972  $       (6,666)  $ (1,569,060)  $(114,970)
                                    ========  ===========  ===============  =============  ==========

Comprehensive loss:
  Net loss                                                                       (57,667)    (57,667)
  Other comprehensive income
    (loss), net of income taxes:
    Foreign currency translation
      adjustments                                                  (1,644)                    (1,644)
                                                                                           ----------
  Total comprehensive loss                                                                   (59,311)
                                    --------  -----------  ---------------  -------------  ----------
Balance at November 30, 2000        $100,784  $ 1,359,972  $       (8,310)  $ (1,626,727)  $(174,281)
                                    ========  ===========  ===============  =============  ==========

Comprehensive loss:
  Net loss                                                                       (77,738)    (77,738)
  Other comprehensive income
    (loss), net of income taxes:
    Foreign currency translation
      adjustments                                                      63                         63
    Unrealized gain on marketable
      securities                                                      223                        223
                                                                                           ----------
Total comprehensive loss                                                                     (77,452)
                                    --------  -----------  ---------------  -------------  ----------
Balance at February 28, 2001        $100,784  $ 1,359,972  $       (8,024)  $ (1,704,465)  $(251,733)
                                    ========  ===========  ===============  =============  ==========

Comprehensive loss:
  Net loss                                                                       (50,533)    (50,533)
    Other comprehensive income
      (loss), net of income taxes:
    Foreign currency translation
      adjustments                                                    (365)                      (365)
    Unrealized gain on marketable
      securities                                                      190                        190
                                                                                           ----------
  Total comprehensive loss                                                                   (50,708)
                                    --------  -----------  ---------------  -------------  ----------
Balance at May 31, 2001             $100,784  $ 1,359,972  $       (8,199)  $ (1,754,998)  $(302,441)
                                    ========  ===========  ===============  =============  ==========

           See accompanying Notes to Consolidated Financial Statements

                               SAFETY-KLEEN CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE  1  -  BANKRUPTCY

Safety-Kleen Corp. (the "Registrant" or "Safety-Kleen") (collectively referred to, with its subsidiaries, as the "Company"), was incorporated in Delaware in 1978 as Rollins Environmental Services, Inc., later changed its name to Laidlaw Environmental Services, Inc., and subsequently changed its name to Safety-Kleen Corp.

On June 9, 2000, Safety-Kleen Corp. and 73 of its domestic subsidiaries (collectively, the "Debtors") filed voluntary petitions for relief (the "Chapter 11 Cases") under Chapter 11 of the United States Bankruptcy Code, 11 U.S.C. Sec.Sec. 101-1330, as amended (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). Excluded from the filing were certain of Safety-Kleen's domestic subsidiaries and all Safety-Kleen's indirect Canadian subsidiaries.

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

Under Section 365 of the Bankruptcy Code, subject to the approval of the Bankruptcy Court, the Debtors may assume or reject executory contracts and unexpired leases. Parties affected by these rejections may file proofs of claim with the Bankruptcy Court in accordance with the reorganization process. These claims for damages resulting from the rejection of executory contracts or unexpired leases will be subject to separate bar dates, generally thirty days after entry of the order approving the rejection. At various times since the commencement of the Chapter 11 Cases, the Bankruptcy Court has approved the Debtors' requests to reject certain contracts or leases that were deemed burdensome or of no further value to the Company. As of September 10, 2001, the Debtors had not yet completed their review of all contracts and leases for assumption or rejection, but ultimately will assume or reject all such contracts and leases. The Debtors have until the confirmation of a plan of reorganization to assume or reject executory contracts and certain leases. However, pursuant to an order entered by the Bankruptcy Court on May 16, 2001, the Debtors have until the earlier of the confirmation of a plan of reorganization or February 9, 2002, to assume or reject nonresidential real property leases. The Debtors cannot presently determine or reasonably predict the ultimate liability that may result from rejecting such contracts or leases or from the filing of rejection damage claims, but such rejections could result in additional liabilities subject to compromise (see Note 3).

The consummation of a plan or plans of reorganization is the principal objective of the Chapter 11 Cases. A plan of reorganization sets forth the means for satisfying claims against and interests in the Company and its Debtor subsidiaries, including the liabilities subject to compromise. Generally, pre-petition liabilities are subject to settlement under such a plan or plans of reorganization, which must be voted upon by creditors and equity holders and approved by the Bankruptcy Court. The Debtors have retained Lazard Freres & Co. LLC, an investment bank, as corporate restructuring advisor to assist them in formulating and negotiating a plan or plans of reorganization for the Company and its Debtor subsidiaries. Although the Debtors expect to file a reorganization plan or plans, as soon as reasonably possible, there can be no assurance that a reorganization plan or plans will be proposed by the Debtors or confirmed by the Bankruptcy Court, or that any such plan or plans will be consummated.

As provided by the Bankruptcy Code, the Debtors initially had the exclusive right for 120 days to submit a plan or plans of reorganization. On October 17, 2000, the Debtors received Bankruptcy Court approval to extend the exclusive period to file a plan or plans of reorganization in the Chapter 11 Cases. The order extended the Debtor's exclusive right to file a plan or plans from October 7, 2000, to April 30, 2001, and extended the Debtors' exclusive right to solicit acceptances of such plan or plans from December 6, 2000, to June 29, 2001. On May 16, 2001, the Debtors received Bankruptcy Court approval to further extend the exclusive period to file a plan or plans of reorganization in the Chapter 11 Cases. The order extended the Debtor's exclusive right to file a plan or plans until September 19, 2001, and extended the Debtors' exclusive right to solicit acceptances of such plan or plans until November 19, 2001. The Debtors have filed a motion to further extend the exclusive period to file a plan or plans of reorganization and to extend the Debtors' exclusive right to solicit acceptances of such plan or plans.

NOTE  2  - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICIANT ACCOUNTING POLICIES

A summary of the basis of presentation and the significant accounting policies followed in the preparation of these Consolidated Financial Statements is as follows:

BASIS  OF  PRESENTATION

The accompanying unaudited interim Consolidated Financial Statements have been prepared on a going concern basis which contemplates continuity of operations, realization of assets, and payment of liabilities in the ordinary course of business and do not reflect adjustments that might result if the Debtors are unable to continue as going concerns. The Debtors' history of significant losses, deficit in stockholders' equity and their Chapter 11 filings, as well as issues related to compliance with debt covenants and financial assurance requirements raise substantial doubt about the Company's ability to continue as a going concern. The Debtors intend to file a plan or plans of reorganization with the Bankruptcy Court. Continuing as a going concern is dependent upon, among other things, the Debtors' formulation of a plan or plans of reorganization, the success of future business operations, and the generation of sufficient cash from operations and financing sources to meet the Debtors' obligations. The Consolidated Financial Statements do not reflect: (a) the realizable value of assets on a liquidation basis or their availability to satisfy liabilities; (b) aggregate pre-petition liability amounts that may be allowed for unrecorded claims or contingencies, or their status or priority; (c) the effect of any changes to the Debtors' capital structure or in the Debtors' business operations as the result of an approved plan or plans of reorganization; or (d) adjustments to the carrying value of assets (including goodwill and other intangibles) or liability amounts that may be necessary as the result of actions by the Bankruptcy Court.


The Company's financial statements have been presented in conformity with the AICPA's Statement of Position 90-7, "Financial Reporting By Entities In Reorganization Under the Bankruptcy Code," ("SOP 90-7"). The statement requires a segregation of liabilities subject to compromise by the Bankruptcy Court as of the bankruptcy filing date and identification of all transactions and events that are directly associated with the reorganization of the Company.

INTERIM  FINANCIAL  INFORMATION

In accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, the Company's unaudited interim Consolidated Financial Statements do not include all of the disclosures required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the interim period results have been included. Operating results for the nine months ended May 31, 2001 are not necessarily indicative of the results that may be expected for the full fiscal year ending August 31, 2001. These statements should be read in conjunction with the consolidated financial statements, including the accounting policies, and notes thereto included in the Registrant's Form 10-K/A, for the year ended August 31, 2000, filed with the Securities and Exchange Commission on July 9, 2001.

As previously reported in the Company's Form 10-K/A for the year ended August 31, 2000, the Company contracted with outside accountants, including Arthur Andersen LLP, and other professionals to provide significant non-audit assistance to the Company's corporate and field accounting personnel. These professionals assisted with the account analysis, development of financial reporting systems and project management support, all of which was necessary to prepare the Company's fiscal 1997 to 2000 Consolidated Financial Statements, related disclosures and its fiscal 2000 Form 10-K/A. This effort included a comprehensive review of substantially all the accounts and resulted in a large number of adjustments affecting each of the respective periods. The impact of these adjustments on the annual financial statements is described in Note 2 of the fiscal 2000 Consolidated Financial Statements. As disclosed in the Form 10-K/A filed on July 9, 2001 and referenced in the auditors' report, the quarterly financial information required by Item 302 of Regulation S-K was not included in the Form 10-K/A. The Company believes the adjustments to the financial statements have been reflected in the appropriate annual fiscal period, however, the Company did not spend the additional time and money to undertake the extraordinary effort to apply all of the adjustments to the appropriate interim fiscal quarter.


Moreover, the Company has not undertaken to spend additional time and money preparing such quarterly information since the filing of the Form 10-K/A so comparative quarterly financial information for fiscal 2000, as required by Rule 10-01 of Regulation S-X, has not been included in this Form 10-Q/A.

In preparing the accompanying unaudited Consolidated Financial Statements, the Company recorded certain adjustments relating to periods prior to fiscal 2001, which have been reflected in the operating results for the three months ended November 30, 2000. These adjustments, which increased the net loss by approximately $11 million, related primarily to certain environmental, severance and other benefits liabilities, revenue and capitalized interest. The Company does not believe the adjustments are material to revenue, operating loss or net loss for fiscal 2000 and prior, or for the expected fiscal year 2001 annual results.

INVENTORIES  AND  SUPPLIES

Inventories consist primarily of solvent, drums, supplies and repair parts and are valued at the lower of cost or market, determined on a first-in, first-out basis. The Company periodically reviews its inventories for obsolete or unsaleable items and adjusts the carrying value to reflect estimated realizable values.

ACCRUED  OTHER  LIABILITIES

Accrued other liabilities as of May 31, 2001, February 28, 2001 and November 30, 2000 included additional provisions for legal and professional fees incurred in conjunction with the Company's bankruptcy filing and restatement of its fiscal 1997 to 1999 financial statements as well as preparation of the fiscal 2000 and 2001 financial statements.

RECENT  ACCOUNTING  DEVELOPMENTS

In 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a Company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. In June 1999, the FASB issued SFAS No. 137, which deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, which amended certain guidance within SFAS No. 133. The Company adopted SFAS No. 133, as amended, on September 1, 2000 and concluded that the adoption of this statement did not materially impact the Company's financial position, results of operations, or cash flows.

In July 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. SFAS No. 141 also specifies criteria for intangible assets acquired in a business combination to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company is required to adopt the provisions of SFAS No. 141 immediately for new transactions and SFAS No. 142 effective
September  1,  2002.  Early  adoption  of  SFAS  No.  142  is  permitted.

The Company's existing goodwill and intangible assets will continue to be amortized prior to the adoption of SFAS No. 142. SFAS No. 141 requires that, upon adoption of SFAS No. 142, the Company evaluate its existing intangible assets and goodwill. Upon adoption of SFAS No. 142, the Company will be required to reassess the useful lives and residual values of all recorded intangible assets, and make any necessary amortization period adjustments by February 28, 2003. Additionally, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 by February 28, 2003. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle.

As of September 1, 2002, the Company expects to have unamortized goodwill of approximately $1.2 billion, which will be subject to the transition provisions of SFAS Nos. 141 and 142. Amortization expense related to goodwill and other intangible assets was $18.0 million, $17.8 million and $18.8 million for each of the three months ended May 31, 2001, February 28, 2001 and November 30, 2000,
respectively.   The  Company  believes  it  will  likely  incur  a  significant write-down in the value of its intangible assets at the earlier of its emergence from bankruptcy, as provided by SOP 90-7, or the adoption of SFAS No. 142.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 will require, upon adoption, that the Company recognize as a component of asset cost, the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. Under this statement, the liability is discounted and accretion expense is recognized using the credit-adjusted risk-free interest rate in effect when the liability was initially recognized. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company will be required to adopt SFAS No. 143 on September 1, 2002. The Company believes its current accounting practice for certain of its facilities will be impacted by SFAS No. 143, for which it is likely that significant additional assets and liabilities will be recorded.

NOTE  3  -  LIABILITIES  SUBJECT  TO  COMPROMISE

The principal categories of claims classified as liabilities subject to compromise under reorganization proceedings are identified below. All amounts below may be subject to future adjustment depending on Bankruptcy Court action, further developments with respect to disputed claims, or other events, including the reconciliation of claims filed with the Bankruptcy Court to amounts included in the Company's records. Additional pre-petition claims may arise from rejection of additional executory contracts or unexpired leases by the Company. Under a confirmed plan or plans of reorganization, all pre-petition claims may be paid and discharged at amounts substantially less than their allowed amounts.

Recorded liabilities -- On a consolidated basis, recorded liabilities subject to
--------------------
compromise under Chapter 11 proceedings consisted of the following ($ in thousands):

                                    MAY 31,     FEBRUARY 28,    NOVEMBER 30,    AUGUST 31,
                                     2001           2001            2000           2000
                                  -----------  --------------  --------------  ------------
Accrued litigation                $   22,371   $      22,371   $      22,371   $    19,891
Derivative liabilities                69,461          69,461          69,461        69,461
Trade accounts payable               113,196         119,342         122,138       126,454
Accrued insurance liability           15,106          15,278          15,511        18,019
Environmental liabilities             10,476          10,648          10,615         9,579
Accrued interest                      67,177          67,177          67,279        67,147
Senior Credit Facility:
    Term loans                     1,137,750       1,137,750       1,137,750     1,137,750
    Revolver                         340,000         340,000         340,000       340,000
    Adequate protection payments     (18,088)        (18,950)        (18,950)      (18,950)
Senior Subordinated Notes            325,000         325,000         325,000       325,000
Senior Notes                         225,000         225,000         225,000       225,000
Promissory note                       60,000          60,000          60,000        60,000
Industrial revenue bonds              80,820          80,820          90,900        90,900
Other                                 26,450          26,199          25,141        30,722
                                  -----------  --------------  --------------  ------------
                                  $2,474,719   $   2,480,096   $   2,492,216   $ 2,500,973
                                  ===========  ==============  ==============  ============

During the first nine months of fiscal 2001, the Company has entered into Bankruptcy Court approved settlements to pay approximately $9.9 million in settlement of approximately $15.7 million of pre-petition liabilities related to certain critical vendors. Extraordinary gains of $5.8 million have been reported in the accompanying statements of operations as a result of these settlements for the first nine months of fiscal 2001. Additionally, during the quarter ended February 28, 2001, the Company entered into a Bankruptcy Court approved settlement to repay $10.1 million of industrial revenue bonds, using restricted funds held by trustees.

As a result of the bankruptcy filing, principal and interest payments may not be made on pre-petition debt without Bankruptcy Court approval or until a reorganization plan or plans defining the repayment terms has been confirmed. The total interest on pre-petition debt that was not paid or charged to earnings for the three month periods ended May 31, 2001, February 28, 2001 and November 30, 2000 was $60.3 million, $63.8 million and $65.6 million, respectively. Such interest is not being accrued since it is not probable that it will be treated as an allowed claim. The Bankruptcy Code generally disallows the payment of interest that accrues post-petition with respect to unsecured or undersecured claims.

Contingent  liabilities  --  Contingent  liabilities as of the Chapter 11 filing
-----------------------
date are also subject to compromise. At May 31, 2001, the Company was contingently liable to banks, financial institutions and others for approximately $88.0 million for outstanding letters of credit and $0.8 million of performance bonds securing performance of sales contracts and other guarantees in the ordinary course of business related to pre-filing activity.

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

NOTE  4  -  REORGANIZATION  ITEMS

Reorganization items as reported in the accompanying statements of operations are comprised of income and expense items that were realized or incurred by the Debtors as a direct result of the Company's decision to reorganize under Chapter
11. During the first nine months of fiscal 2001, the Company recorded reorganization items as follows ($ in thousands):

                                                                                      THREE MONTHS ENDED
                                                         NINE MONTHS    ----------------------------------------------
                                                        ENDED MAY 31,       MAY 31,      FEBRUARY 28,    NOVEMBER 30,
                                                            2001             2001            2001            2000
                                                       ---------------  --------------  --------------  --------------
Professional fees directly related to the filing       $       16,845   $       2,407   $       7,319   $       7,119
Amortization of DIP financing costs                             3,447             999             999           1,449
Interest earned on cash accumulated during Chapter 11          (3,764)           (914)         (1,261)         (1,589)
Accrued retention plan costs                                    6,625           2,256           2,256           2,113
Other                                                           1,528             719             501             308
                                                       ---------------  --------------  --------------  --------------
                                                       $       24,681   $       5,467   $       9,814   $       9,400
                                                       ===============  ==============  ==============  ==============

NOTE 5 - CLOSURE, POST-CLOSURE AND ENVIRONMENTAL REMEDIATION LIABILITIES The Company records environmentally related accruals for both its landfill and non-landfill operations.

Final closure and post-closure liabilities -- The Company has material financial
------------------------------------------
commitments for the costs associated with requirements of the United States Environmental Protection Agency (the "EPA"), and the comparable regulatory agency in Canada for the final closure and post-closure activities at the majority of its facilities. In the United States, the final closure and post-closure requirements are established by the EPA and the states, and are generally implemented and applied on a state-by-state basis. Estimates for the cost of these activities are developed by the Company's engineers, accountants and external consultants, based on an evaluation of site-specific facts and circumstances, including the Company's interpretation of current regulatory requirements and proposed regulatory changes. Such estimates may change in the future because of, among other factors, permit modifications and/or changes in legislation or regulations. Final closure and post-closure plans are established in accordance with the individual site permit requirements. Post-closure periods are generally expected to be for a period of 30 years after landfill closure, but may extend to a period of 100 years after landfill closure.

For purchased landfills, the Company assessed and recorded the present value of the estimated closure and post-closure liability based upon the estimated final closure and post-closure costs and the percentage of airspace utilized as of the purchase date. Thereafter, the difference between the liability recorded at the time of acquisition and the present value of total estimated final closure and post-closure costs to be incurred is accrued prospectively on a units of consumption basis over the remaining estimated useful life of the landfill.

During the first six months of fiscal 2001, the Company decided to cease operations at two incinerators, a wastewater treatment facility and a transportation facility. As a result of these closures, the Company recorded closure and post-closure charges of approximately $44.8 million, which have been reflected as provision for early facility closures in the accompanying unaudited consolidated statements of operations. Asset impairment charges related to these facilities in the amount of $30.7 million and $11.0 million were recorded in fiscal years 2000 and 1998, respectively.

Remedial  liabilities,  including  Superfund  liabilities  --  The  Company
---------------------------------------------------------
periodically evaluates potential remedial liabilities at sites that it owns or operates and at sites to which it has transported or disposed of waste, including approximately 60 Superfund sites as of September 10, 2001. The majority of the issues at Superfund sites relates to allegations that its subsidiaries, or their predecessors, transported waste to the facilities in question, often prior to the acquisition of such subsidiaries by the Company. The Company periodically reviews and evaluates sites requiring remediation, including Superfund sites, giving consideration to the nature (i.e., owner/operator, arranger, transporter or generator) and the extent (i.e., amount and nature of waste hauled to the location, number of years of site operations or other relevant factors) of the Company's alleged connection with the site, the regulatory context surrounding the site, the accuracy and strength of evidence connecting the Company to the location, the number, connection and financial ability of other named and unnamed potentially responsible parties and the nature and estimated cost of the likely remedy. Where the Company concludes that it is probable that a liability has been incurred, provision is made in the financial statements, based upon management's judgment and prior experience, for the Company's best estimate of the liability. Such estimates, which are inherently subject to change, are subsequently revised if and when additional information becomes available.

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


Discounted  environmental liabilities - Where the Company believes that both the
-------------------------------------
amount of a particular environmental liability and the timing of the payments are fixed or reliably determinable, its cost in current dollars is inflated using estimates of future inflation rates until the expected time of payment, then discounted to its present value using risk-free discount rates. Discount and inflation rate assumptions used during the first nine months of fiscal 2001 have not changed significantly from those used during fiscal 2000.

The Company has recorded liabilities for closure, post-closure and remediation obligations as of May 31, 2001, February 28, 2001, November 30, 2000 and August 31, 2000 as follows ($ in thousands):

                                                     MAY 31,     FEBRUARY 28,   NOVEMBER 30,   AUGUST 31,
                                                       2001          2001           2000          2000
                                                   ------------  -------------  -------------  -----------
Current portion of environmental liabilities       $     42,234  $      39,160  $      32,326  $    41,122
Non-current portion of environmental liabilities        331,965        337,269        309,129      285,634
Liabilities subject to compromise (see Note 3)           10,476         10,648         10,615        9,579
                                                   ------------  -------------  -------------  -----------
   Total                                           $    384,675  $     387,077  $     352,070  $   336,335
                                                   ============  =============  =============  ===========

In the following table, reserves for environmental matters are classified as of each balance sheet date based on their classification at May 31, 2001. Reserves for closure, post-closure and remediation as of May 31, 2001, February 28, 2001, November 30, 2000 and August 31, 2000, respectively, are as follows ($ in thousands):

                                                  MAY 31,    FEBRUARY 28,   NOVEMBER 30,   AUGUST 31,
                                                   2001          2001           2000          2000
                                              -------------  -------------  -------------  -----------
Landfill facilities:
  Cell closure                                $      24,623  $      24,125  $      24,381  $    26,028
  Final closure                                      17,747         17,759         17,679       17,732
  Post-closure                                       66,074         64,378         62,251       59,198
  Remediation                                        21,569         21,712         21,805       21,562
                                              -------------  -------------  -------------  -----------
                                                    130,013        127,974        126,116      124,520
Non-landfill facilities:
  Remediation, closure and post-closure for
    closed sites                                    156,457        159,074        124,820      112,499
  Remediation (including Superfund) for open
    Sites                                            98,205        100,029        101,134       99,316
                                              -------------  -------------  -------------  -----------
                                                    254,662        259,103        225,954      211,815
                                              -------------  -------------  -------------  -----------
                                              $     384,675  $     387,077  $     352,070  $   336,335
                                              =============  =============  =============  ===========

All of the landfill facilities included in the table above are active as of May 31, 2001, except the Pinewood facility. Total closure and post-closure reserves related to the Pinewood facility were $46.2 million, $46.0 million, $45.9 million and $44.6 million as of May 31, 2001, February 28, 2001, November 30, 2000 and August 31, 2000, respectively. At May 31, 2001, the Company has recorded approximately $1.3 million for all known remediation matters at Pinewood. The South Carolina Department of Health and Environmental Control has required that an Environmental Impairment Fund ("EIF") be established for any potential environmental cleanup and restoration of environmental impairment at the Pinewood facility. With respect to the EIF funding requirement, no environmental liabilities have been identified which require accrual.

NOTE  6  -  LONG-TERM  DEBT

DEBTOR-IN-POSSESSION  (DIP)  CREDIT  AGREEMENT

On July 19, 2000, the Bankruptcy Court granted final approval of a one-year $100.0 million Revolving Credit, Term Loan, and Guaranty Agreement underwritten by the Toronto Dominion Bank as general administrative agent and the CIT Group, Inc. as collateral agent (the "DIP Facility") with sublimits for letters of credit of $35.0 million. The actual amount available under the DIP Facility is subject to a borrowing base computation. Subsequently, the DIP Facility has been amended on six occasions. The fifth amendment and agreement dated as of August 6, 2001, increased the sublimits for letters of credit to $75.0 million. Unless amended, the DIP Facility matures on the earlier of January 31, 2002 or the effective date of the plan of reorganization.

Proceeds from the DIP Facility may be used to fund post-petition working capital and for other general corporate purposes during the term of the DIP Facility and to pay certain pre-petition claims, including those of critical vendors. The $75.0 million sublimit on letters of credit is further stratified into $40.0 million available for auto liability, general liability and worker's compensation insurance for fiscal years 2001 and 2002; $15.0 million for performance bonding; and $30.0 million for additional financial assurance with respect to certain facilities.

By October 15, 2001, the Company has agreed to discuss modifications to the DIP Facility to include financial covenants, including capital expenditure limitations. As of September 10, 2001, no amounts had been drawn on the DIP Facility and approximately $49.0 million of letters of credit had been issued. In addition, the Company had approximately $41.0 million available under the DIP Facility. The Company has agreed to increase, in stages, the amounts currently posted by an additional $11.0 million through January 1, 2002. In addition, the Company has agreed to post an additional $15.0 million of letters of credit by September 30, 2001 with respect to existing financial assurance arrangements. The Company is currently negotiating an increase in the DIP Facility in order to accommodate these and other letter of credit requirements. The Debtors are jointly and severally liable under the DIP Facility.

The DIP Facility benefits from superpriority claims status as provided for under the Bankruptcy Code. A superpriority claim is senior to unsecured pre-petition claims and all other administrative expenses incurred in a Chapter 11 case. As security, the DIP Facility lenders were granted certain priority, perfected liens on certain of the Debtors' assets. Pursuant to the final order approving the DIP Facility, such liens are not subordinate to or pari passu with any other lien or security interest. Pursuant to an agreement with the Company's new Chief Executive Officer, obligations under his employment contract with the Company are generally pari passu with liens pursuant to the DIP Facility.

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

Subsequent to August 31, 2000, the Company failed to comply with certain affirmative covenants within its DIP Facility, primarily related to providing audited financial statements by specified dates, for which waivers of non-compliance were received. In addition, subsequent to May 31, 2001, the Company failed to provide certain preliminary plan of reorganization information, for which waivers of non-compliance have been received.


CANADIAN  BORROWINGS

Senior  Credit  Facility  -  The  Canadian  Borrower  and the Company's Canadian
------------------------
subsidiaries participated in the Senior Credit Facility under which it established and initially borrowed $70.0 million (USD) from a syndicate of five banks. The term loan has a floating interest rate based on Canadian prime + 1.375% or Canadian Bankers Acceptance, ("CB/A") + 2.375%, at the Company's discretion. As a result of the Company's filing for Chapter 11 bankruptcy protection, its Canadian subsidiaries are in default of the loan conditions and a notice of default has been issued by the banks making the loan payable on demand. Accordingly, the outstanding loan balance is classified as current as of May 31, 2001, February 28, 2001, November 30, 2000 and August 31, 2000. The Company has ceased making principal and interest payments on the borrowings, however, interest continues to accrue.

Canadian  Operating  Facility -- On April 3, 1998, the Canadian Borrower entered
-----------------------------
into a letter agreement with the Toronto Dominion Bank providing an operating line of credit of up to $35.0 million (CDN). The letter agreement has a floating interest rate based on Canadian prime plus 1.375% or CB/A plus 2.375% for Canadian borrowings and prime plus 1.375% or LIBOR plus 2.375% for U.S. borrowings, at the Company's discretion. On March 4, 2000, Toronto Dominion Bank cancelled this letter agreement at which time the Canadian Borrower had borrowings of $17.2 million and letters of credit totaling $3.8 million. The full amount borrowed is in default due to breaches of loan covenants by the local subsidiary. Accordingly, the outstanding loan balance is classified as current as of May 31, 2001, February 28, 2001, November 30, 2000 and August 31, 2000. The Company has ceased making principal and interest payments on the borrowings, however, interest continues to accrue.

NOTE  7  -  COMMITMENTS  AND  CONTINGENCIES

FINANCIAL  ASSURANCE  OBLIGATIONS

As of September 10, 2001, the Company provides financial assurances by insurance policies and performance bonds to the applicable regulatory authorities, totaling approximately $500.0 million, in connection with closure, post-closure and corrective action requirements of certain facility operating permits. Letters of credit of approximately $77.0 million are posted to meet various financial assurance requirements. The Company has agreed to post $15.0 million of letters of credit by September 30, 2001 as additional collateral, to support its existing financial assurance obligations and currently is obligated to provide additional financial assurance with respect to certain of its sites by September 30, 2001, although the EPA staff has agreed to an extended deadline of October 18, 2001. The Company plans to further amend the terms of the DIP Facility to provide additional letters of credit needed to support its financial assurance obligations. There can be no assurance that such amendments will be obtained. Restricted assets of $23.5 million are held in trust for landfill closure, post-closure and environmental impairment (see Note 5). Insurance policies with limits of approximately $92.0 million are held to cover accidental bodily injury or property damage to third parties at certain of the Company's facilities.

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

The Company has claims where management has assessed that an unfavorable outcome is probable. The aggregate estimated potential loss on these claims ranges from approximately $19.4 million to approximately $71.1 million and the Company has recorded reserves of approximately $26.8 million, including $22.4 million reflected as accrued litigation subject to compromise, representing its best estimate of losses to be incurred.

The Company also has claims, excluding product liability cases, where management has determined that an unfavorable outcome, while not probable, is reasonably possible with an estimated range of loss of up to $1.9 billion. The Company has not recorded reserves related to these claims.

The actual outcome from these claims could differ from these estimates. The estimated ranges of loss discussed above do not include any amount related to the Laidlaw Inc. proof of claim and Ville Mercier matters discussed below.

CHAPTER  11  FILING

As described in Note 1, the Debtors filed a voluntary petition for reorganization under the Bankruptcy Code on June 9, 2000. Management of the
Company   continues   to   operate   the   business   of   the   Debtors  as  a
debtor-in-possession under Sections 1107 and 1108 of the Bankruptcy Code. In this proceeding, the Debtors intend to propose and seek confirmation of a plan or plans of reorganization. Pursuant to the automatic stay provision of Section 362 of the Bankruptcy Code, virtually all pending pre-petition litigation against the Debtors is currently stayed.



Laidlaw Inc., a Canadian corporation, owns 43.5% of the outstanding common stock of the Company and has various other arrangements and relationships with the Company and its affiliates. On November 7, 2000, Laidlaw Inc., on behalf of itself and its direct and indirect subsidiaries, filed a proof of claim in the unliquidated amount of not less than $6.5 billion against the Company and its affiliates in the Chapter 11 cases. The Laidlaw Inc. claims against the Company and its affiliates fall into the following general categories: 1) claims for indemnification; 2) contribution and reimbursement in connection with certain litigation matters; 3) claims against the Company and its affiliates for fraudulent misrepresentation, fraud, securities law violations, and related causes of action; 4) insurance claims; 5) guaranty claims; 6) environmental contribution claims; 7) tax reimbursement claims; and 8) additional miscellaneous claims. On April 19, 2001, the Company, on behalf of itself and its direct and indirect subsidiaries, filed with the Bankruptcy Court an objection to the proof of claim filed by Laidlaw Inc.

As of August 31, 2001, proofs of claim in the approximate amount of $174.0 billion have been filed against the Company and its affiliates by among others, secured creditors, unsecured creditors and security holders. The Company believes that the amount of these claims that are in excess of the $2.5 billion recorded as "Liabilities subject to compromise" in the accompanying Consolidated Financial Statements as of May 31, 2001 are duplicative or without merit and will not have a material effect on the Consolidated Financial Statements. The Company is in the process of reviewing the proofs of claim and once this process is complete, will file appropriate objections to the claims in the Bankruptcy Court. As of August 31, 2001, the Company believes it has identified approximately $170.8 billion of such claims which are duplicative or without merit.

As a result of the Bankruptcy filing, the Company has not paid certain real estate taxes and certain taxing authorities have asserted liens against the real estate.

ACTION  TO  AVOID  AND  RECOVER  TRANSFERS  TO  LAIDLAW  INC.

On April 19, 2001, the Company filed an action against Laidlaw Inc. and its affiliates, Laidlaw Transportation, Inc. and Laidlaw International Finance Corporation (collectively the "Defendants"), in the Bankruptcy Court, Adv. Pro. No. 01-01086 (PJW). This action seeks to recover a transfer of over $200 million in August 1999 (the "Transfer") made to or for the benefit of the Defendants, holders of 43.5% of the Company's common stock. The Company asserts that the Transfer is recoverable either as a preference payment to the extent the Transfer retired pre-existing debt, or as a fraudulent transfer to the extent the Transfer redeemed equity or was made with intent to hinder, delay or defraud creditors. In the action, the Company seeks to recover the Transfer, plus interest and costs occurring from the first date of demand, from the Defendants.

EFFECT  OF  LAIDLAW'S  FINANCIAL  SITUATION  ON  THE  COMPANY

On June 28, 2001, Laidlaw Inc. and five of its subsidiary holding companies, Laidlaw Investments Ltd., Laidlaw International Finance Corporation, Laidlaw One, Inc., Laidlaw Transportation, Inc. and Laidlaw USA, Inc. (collectively, "Laidlaw") filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Western District of New York. On the same day, Laidlaw Inc. and Laidlaw Investments Ltd. filed cases under the Canada Companies' Creditors Arrangement Act (CCAA) in the Ontario Superior Court of Justice in Toronto, Ontario. As a result of Laidlaw's filings, claims and causes of action the Company may have against Laidlaw may be subject to compromise in Laidlaw's Chapter 11 or CCAA proceedings.

MATTERS  RELATED  TO  INVESTIGATION  OF  FINANCIAL  RESULTS

As previously reported on March 6, 2000, the Company announced that it had initiated an internal investigation of its previously reported financial results and certain of its accounting policies and practices following receipt by the Company's Board of Directors of information alleging possible accounting irregularities that may have affected the previously reported financial results of the Company since fiscal year 1998. The internal investigation was subsequently expanded to include fiscal years 1998 and 1997. The Board appointed a special committee, consisting of four directors who were then independent outside directors of the Company, to conduct the internal investigation (the "Special Committee (Investigation)"). The Special Committee (Investigation) was later expanded to five directors, with the addition of one additional independent outside director. The Special Committee (Investigation) engaged the law firm Shaw Pittman, and Shaw Pittman engaged the accounting firm Arthur Andersen LLP, to assist with the comprehensive investigation of these matters. The Board placed Kenneth W. Winger, the Company's President and Chief Executive Officer and a director, Michael J. Bragagnolo, Executive Vice President and Chief Operating Officer, and Paul R. Humphreys, Senior Vice President of Finance and Chief Financial Officer, on administrative leave on March 5, 2000. The Company accepted the resignations of Messrs. Winger, Bragagnolo, and Humphreys, as officers, in mid-May 2000 and of Mr. Winger, as a director, on June 9, 2000, and subsequently terminated the employment of these individuals in July 2000. On September 13, 2001, the Board of Directors dissolved the Special Committee (Investigation) and established the Special Committee (Conflicts of Interest in Litigation). The Special Committee (Conflicts of Interest in Litigation) is authorized to manage all litigation involving the Company and a member of the Board of Directors. The new committee is comprised of Ronald A. Rittenmeyer, Kenneth K. Chalmers, Peter E. Lengyel and David W. Wallace, each of whom was appointed to the Board subsequent to March 6, 2000 and is not personally involved in such litigation.

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

On March 5, 2001 a class action was commenced by investors who purchased or acquired certain bonds issued by the California Pollution Control Financing Authority on July 1, 1997, secured by an Indenture Agreement with the Company. Plaintiffs seek to recover compensatory damages in the amount of approximately $21.7 million and punitive damages in the amount of approximately $65.2 million as well as related relief. Although the Company is not a party to this action, certain of the individual defendants who are present or former officers or directors of the Company, may make demands to be indemnified by the Company in connection with the action.

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

The Company and the EPA, acting on behalf of many, but not all affected states, then engaged in negotiations resulting in the entry of a Consent Agreement and Final Order ("CAFO"), which the Bankruptcy Court approved on October 17, 2000. The main component of the CAFO is a compliance schedule for the Company and its affected subsidiaries to obtain compliant financial assurance for the facilities covered by the Frontier bonds. The CAFO also imposes a penalty on Safety-Kleen Services, Inc. which, as delays have ensued in the replacement of Frontier, and additional states have joined the CAFO (see discussion below), has grown to approximately $0.4 million. Under the CAFO, the Company and its affected subsidiaries were required to obtain compliant financial assurance as expeditiously as possible, with the original deadline set at December 15, 2000. The EPA reserved discretion to extend the deadline and did so on several occasions. The current deadlines are July 31, 2001 for some facilities and September 30, 2001 for the remaining facilities. The Company and its affected subsidiaries currently are negotiating to extend the September 30, 2001 deadline. Although the EPA staff has agreed to an interim deadline of October 18, 2001, there can be no assurance that these negotiations will succeed.

On August 7, 2001, the Company obtained the collateral necessary to enable it to replace Frontier Insurance Company ("Frontier") surety bonds at more than 100 facilities, pursuant to Bankruptcy Court approval obtained on July 11, 2001. These facilities are subject to the July 31, 2001 deadline mentioned above. Several states already have approved the replacement insurance policies, which Indian Harbor Insurance Company has issued, and in those states the Company now has financial assurance coverage that complies with applicable law. The Company expects the remaining affected states and the EPA to approve the Indian Harbor policies in the near future.

As noted, the Company also obtained an extension from the EPA, which the Bankruptcy Court approved on May 16, 2001, until September 30, 2001, although the EPA staff has agreed to an interim deadline of October 18, 2001 for certain sites where Frontier provides financial assurance coverage. Most states that have retained primary jurisdiction on this issue (see discussion below) have indicated that they will accept these same deadlines. However, the Company has not concluded agreements with all such states. The Company may seek further extensions of time from the EPA and the states, but the CAFO does not obligate the EPA and the states to grant such further extensions. Although the Company has obtained a proposal for the replacement of the Frontier coverage, there can be no assurance that the Company will be able to replace Frontier on a schedule acceptable to the EPA and the states. As noted above, the Company anticipates seeking Court approval for the replacement of Frontier at only some such facilities and is seeking additional time from the EPA and the affected states for the replacement of Frontier at other facilities, many of which already are closed. Negotiations regarding the Company's request are underway. If these negotiations do not succeed, the active facilities for which Frontier continues to provide coverage (located primarily in Utah and Colorado) may be required to close and the Company may be subject to further penalties.

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

The Company understands that, on August 27, 2001, Frontier entered a rehabilitation proceeding that the New York Superintendent of Insurance will administer pursuant to New York law. The Company further understands that in such a proceeding, the Superintendent takes possession of the property of Frontier and conducts its business. Because Frontier continues to provide substantial amounts of financial assurance coverage at various facilities that the Company and its subsidiaries own and operate, the Company is investigating the extent to which, if at all, the New York rehabilitation proceeding will impact the rights of the Company or the states or the EPA with respect to these financial assurance surety bonds. The Company's preliminary understanding is that the rehabilitation proceedings will not affect the validity of such bonds.

Pursuant to the terms of the CAFO, the Company and its affected subsidiaries have agreed to a schedule by which the EPA and Participating States (as defined below) may monitor the Company's efforts to obtain compliant financial assurance. (A "Participating State" is a state with authority to enforce financial assurance requirements, but which referred that authority to the EPA for purposes of the CAFO.) This schedule includes required periodic reports to the EPA and Participating States. The schedule also requires the Company to provide audited restated financial statements for fiscal years 1997-1999 and the audited statements for fiscal year 2000 by certain deadlines, which the Company did not meet. Accordingly, the EPA may impose additional penalties on the Company. In addition, the Company or certain of its subsidiaries will be required to pay additional penalty amounts to some states that enter similar, but separate, agreements with the Company and its appropriate subsidiaries concerning the replacement of Frontier. The CAFO also required the Company and its affected subsidiaries to retain an independent environmental auditor to conduct an environmental management systems analysis and to conduct environmental audits at certain facilities. This analysis and the audits have been completed.

Under the CAFO, until such time as the affected facilities have obtained compliant financial assurance, the Company and its affected facilities must not seek to withdraw an existing irrevocable letter of credit, which is subject to compromise (see Note 3), in the amount of $28.5 million from Toronto Dominion Bank for the benefit of Frontier and shall take all steps necessary to keep current the existing Frontier surety bonds.

In the CAFO, the Company and certain of its subsidiaries waived certain arguments they otherwise could have asserted under the Bankruptcy Code with respect to their financial assurance and certain other obligations under environmental laws. As noted, the Company's lenders and the unsecured creditors committee have reserved their right to assert certain of such arguments.

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

The State of Texas had set May 31, 2001 as the deadline for replacement of Frontier coverage in that state. The Company and its subsidiaries did not meet that deadline. On June 1, 2001, the State of Texas notified the Company and its affected subsidiaries that it intended to (i) seek substantial penalties for the failure to have compliant financial assurance; (ii) deny certain pending permit renewal and modification applications; and (iii) revoke the registration of some of the used oil facilities that the Company and its subsidiaries operate in Texas. On August 21, 2001, the Bankruptcy Court approved a settlement agreement between the Company and certain of its subsidiaries and the State of Texas with respect to financial assurance (and other matters) in that state. Having now obtained Court approval, the Company is implementing that settlement agreement and now has compliant financial assurance where required at all the facilities that it or its subsidiaries own and/or operate in Texas. The Company, through one of its subsidiaries, has paid a penalty of $1.5 million in connection with such settlement agreement.

As noted, Frontier does not provide all the coverage required by the Company and its subsidiaries for closure, post-closure and corrective action activities. Reliance Insurance Company of Illinois ("Reliance") has provided a significant proportion of such coverages. The Company has received expressions of concern from various states about the quality of this coverage and some states have indicated that they do not consider Reliance policies to satisfy requirements of state law. The Company understands that the Pennsylvania Insurance Department has placed Reliance under an order of rehabilitation. The Company further understands that Reliance Group Holdings Inc., with which Reliance apparently is affiliated, has filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. Prior to these developments, on December 15, 2000, the Company received Bankruptcy Court approval to replace approximately $150 million of RCRA financial assurance coverage underwritten by Reliance with new policies issued by Indian Harbor Insurance Company, an A.M. Best A+ rated underwriter. The effective date for this new financial assurance is October 15, 2000, and is still subject to state acceptance of the substitution, which the Company expects to receive.

GENERAL

The Company's hazardous and industrial waste services are continuously regulated by federal, state, provincial and local laws enacted to regulate the discharge of materials into the environment or primarily for the purpose of protecting the environment. This inherent regulation of the Company necessarily results in its frequently becoming a party to judicial or administrative proceedings involving all levels of governmental authorities and other interested parties. The issues that are involved generally relate to applications for permits and licenses by the Company and their conformity with legal requirements and alleged violations of existing permits and licenses. At September 14, 2001, subsidiaries of the Company were involved in nine proceedings in which a governmental authority is a party relating primarily to activities at waste treatment, storage and disposal facilities where the Company believes sanctions involved in each instance may exceed $100,000.

In the United States, CERCLA imposes financial liability on persons who are responsible for the release of hazardous substances into the environment. Present and past owners and operators of sites which release hazardous substances, as well as generators, disposal arrangers and transporters of the waste material, may be strictly, jointly and severally liable for remediation costs and natural resources damage. At September 10, 2001, the Company had identified 60 active federal or state-run CERCLA (Superfund) sites where the Company is a potentially responsible party ("PRP"). The Company periodically reviews its status with respect to each location and the extent of its alleged contribution to the volume of waste at the location, the available evidence connecting the Company to that location, and the financial soundness of other PRPs at the location.

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

South Carolina law requires that hazardous waste facilities provide evidence of financial assurance for potential environmental cleanup and restoration in form and amount to be determined by DHEC. The Order required Pinewood to establish and maintain an Environmental Impairment Fund ("EIF") in the amount of $133 million in 1994 dollars by July 1, 2004 as financial assurance for potential environmental cleanup and restoration of environmental impairment at the Pinewood Facility. The total fund requirement amount is to be adjusted annually by the Implicit Price Deflator for the Gross National Product as published by the U.S. Department of Commerce. The EIF has two components: (1) the GSX Contribution Fund, which was to be funded by Pinewood in annual cash payments over a ten year period; and (2) the State Permitted Sites Fund, a legislatively created fund derived from fees on waste disposal at the Pinewood Facility. Under the Order, at the end of the 100-year post-closure care period, funding of the GSX Contribution Fund will be subject to evaluation by an independent arbitrator, who will determine what level of funding, if any, is still required. The Company is entitled to seek recovery of any excess amount so determined. Upon termination of the GSX Contribution Fund, any remaining trust assets would revert to Pinewood. In 1993 and 1994, Pinewood paid approximately $15.5 million cash into the GSX Contribution Fund, which has grown to approximately $20.1 million as of May 31, 2001.

In June 1995, the South Carolina legislature approved regulations (the "Regulations") governing financial assurance for environmental cleanup and restoration. The Regulations gave owner/operators of hazardous waste facilities the right to choose from among five options for providing financial assurance. The options included insurance, a payment bond, a letter of credit, a cash trust fund and a corporate guaranty, subject to a financial soundness test.

From June 1995, under authority of the Regulations, Pinewood submitted financial assurance for potential environmental cleanup and restoration by way of a corporate guaranty by Laidlaw Inc. or insurance. Pinewood also left in place the GSX Contribution Fund. On September 15, 1995, DHEC issued a declaratory ruling finding that the Regulations were applicable to the financial assurance requirements for Pinewood.

Pinewood appealed the May 19, 1994, DHEC order and the opposing parties appealed the May 19, 1994, DHEC Order and the September 15, 1995, DHEC declaratory ruling and the appeals were consolidated in the South Carolina Circuit Court in the case captioned Laidlaw Environmental Services of South Carolina, Inc. et al., Petitioners vs. South Carolina Department of Health and Environmental Control and South Carolina Board of Health and Environmental Control, Respondents -
Energy  Research   Foundation,  et  al.,   Intervenors,   Docket   Numbers  C/A
94-CP-43-175,  94-CP-43-178,  94-CP-40-1412  and  94-CP-40-1859.  The  opposing parties included Citizens Asking for a Safe Environment, Energy Research Foundation, County of Sumter, Sierra Club, County of Clarendon, Senator Phil Leventis, the South Carolina Department of Natural Resources and the South Carolina Public Service Authority.

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

On June 22, 2000, DHEC notified Pinewood that the Court of Appeals' decision vacated the Regulations and, therefore, Pinewood has the sole responsibility to provide cash funding into the EIF in accordance with the May 19, 1994 Order. The DHEC notice also directed Pinewood to provide information to DHEC within 15 days on how Pinewood would comply with the Order including payment into the GSX Contribution Fund. As of May 31, 2001, there was approximately $20.1 million in the GSX Contribution Fund and approximately $14.4 million in the State Permitted Sites Fund. In 2001 dollars, the total EIF funding requirement is approximately $150.1 million. To comply with the financial assurance provisions of the Order, Pinewood would have to contribute the following payments (in 2001 dollars) as follows ($ in thousands), subject to the automatic stay provisions discussed below:

          Amount due during fiscal year:
            2001                                    $ 95,515
            2002                                      14,450
            2003                                       5,652
                                                    --------
          Total                                     $115,617
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

The contamination on the Ville Mercier facility dates back to 1968, when an unrelated company owned the property. In 1968, the Quebec government issued two permits to the unrelated company to dump organic liquids into lagoons on the Ville Mercier property. By 1972, groundwater contamination had been identified and the Quebec government provided an alternate water supply to the municipality of Ville Mercier. Also in 1972, the permit authorizing the dumping of liquids was terminated and a permit to operate an organic liquids incinerator on the property was issued. (The entity to which this permit was issued was indirectly acquired by the Company in 1989.) In 1973, the Quebec government contracted with the incinerator operator to incinerate the pumpable liquids in the lagoons. In 1980, the incinerator operator removed, solidified and disposed of the non-pumpable material from the lagoons in a secure cell and completed the closure of the lagoons at its own expense. In 1983, the Quebec government constructed and continues to operate a groundwater pumping and treatment facility near the lagoons.

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

Pursuant to the Stock Purchase Agreement, Laidlaw Inc. and LTI agreed to indemnify and hold harmless the Company and its subsidiaries for any damages resulting from the remediation of contaminated soils and water arising from the former lagoon sites and the operation of the incinerator at Mercier, Quebec. The indemnification is only to the extent that the aggregate cash expenditure with respect to such damages exceeds in the aggregate (i) $1 million during such year and (ii) since May 15, 1997, an amount equal to the product of $1 million times the number of years that have elapsed since May 15, 1997; however, there shall be no indemnification for any cash expenditures incurred more than six years after May 15, 1997. As of September 14, 2001, the Company has not incurred expenses for which it would be entitled to indemnification under the Stock Purchase Agreement.

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

The Stock Purchase Agreement provides that Laidlaw Inc. and LTI shall indemnify Safety-Kleen Corp. for environmental liability arising with respect to the treatment of waste at the Marine Shale facility. The indemnification is only to the extent that the aggregate cash expenditure with respect to such damages exceeds in the aggregate (i) $1 million during such year; and (ii) since May 15, 1997, an amount equal to the product of $1 million times the number of years that have elapsed since May 15, 1997; however, there shall be no indemnification for any cash expenditures by Safety-Kleen Corp. incurred more than six years after May 15, 1997. As of September 14, 2001, the Company has not incurred expenses for which it would be entitled to indemnification under the Stock Purchase Agreement.

LAMBTON  HAZARDOUS  WASTE  LANDFILL,  ONTARIO,  CANADA

On September 3, 1999, The Company's Lambton hazardous waste landfill facility in Ontario, Canada, discovered an upwelling of water and natural gas in a disposal cell designated as Sub-cell 3. While in the course of trying to determine the source and cause of the upwelling, the Company informed the Ontario Ministry of Environment and Energy ("MOE") of the situation. On November 2, 1999, MOE issued a Field Order finding that the upward migration of water and methane gas onto the landfill cell floor necessitated that the Company not utilize the newly constructed Sub-cell 3 for waste disposal. On December 14, 1999 the MOE issued a second Field Order requiring that Sub-cell 4, another newly constructed cell, not be utilized for waste disposal after MOE officials observed what they believed to be significant gas evolution from the bottom of the cell. On December 21, 1999 independent technical experts and Company professionals presented to MOE testimony and a report addressing MOE concerns. Following the hearing and testimony, the MOE issued a third Field Order on December 24, 1999 revoking the two previous orders and allowing the utilization of Sub-cell 4 for waste disposal under new conditions which included that, (1) no waste in Sub-cell 4 was to be placed below an elevation of 182 meters above mean sea level and (2) with respect to Sub-cell 3 the Company was to provide a report for the approval of the Director of the MOE which would provide the plan for identifying potential areas of gas and water venting, the proposed measures to remediate all areas identified and further steps to protect the integrity of the sub-cell. In accordance with the third Field Order, the Company submitted a report to the MOE in February 2000 outlining its plan for present and future site activities. The MOE issued an Order approving the remediation plan. In accordance with the approved plan, physical remediation began in spring 2001. The Order requires that the plan be fully implemented by the end of December 2001.

RAYGAR  ENVIRONMENTAL  SYSTEMS  INTERNATIONAL  LITIGATION

On August 7, 2000, RayGar Environmental Systems International, Inc. filed its First Amended Complaint in the United States District for the Southern District of Mississippi, Hattiesburg Division, Civil Action No. 2:9CV376PG, against Laidlaw Inc., Laidlaw Investments, Ltd., LTI, Laidlaw Environmental Services, Inc. (now Safety-Kleen Corp.), LES, Inc. (a wholly owned subsidiary of the Company now known as Safety-Kleen Services, Inc.), Laidlaw Environmental Services (U.S.), Inc. (a wholly owned subsidiary of the Company now known as Safety-Kleen (U.S.), Inc.), Laidlaw OSCO Holdings, Inc. (a wholly owned subsidiary of the Company now known as Safety-Kleen OSCO Holdings, Inc.), Laidlaw International, and Safety-Kleen Corp. alleging a variety of Federal antitrust violations and state law business torts. RayGar seeks damages it has allegedly sustained as a result of the defendants' actions in an amount of not less than $450 million in actual compensatory damages and not less than $950 million for punitive damages.

The dispute arises from an unsuccessful effort pursuant to an agreement between RayGar and a Company subsidiary, to obtain RCRA and related permits for the operation of a wastewater treatment facility in Pascagoula, Mississippi. This lawsuit is in the very early stages of discovery. Laidlaw Inc., Laidlaw Investments, Ltd., LTI and Laidlaw International have filed a motion to dismiss the Complaint for lack of personal jurisdiction and for failure to state a claim upon which relief can be granted. The action has not proceeded against the Company and its subsidiaries due to the filing of their Chapter 11 bankruptcy petitions on June 9, 2000.

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

HUDSON  COUNTY  IMPROVEMENT  AUTHORITY  LITIGATION

In July 1999, Hudson County Improvement Authority ("HCIA") filed suit in the Superior Court, Hudson County, New Jersey against SK Services (East), L.C. ("SK Services East") (an indirect wholly owned Company subsidiary), Safety-Kleen Corp., American Home Assurance Company, and Hackensack Meadowlands Development Commission. An Amended Complaint was filed on August 18, 1999, in which HCIA sought damages and injunctive relief evicting SK Services East from a 175 acre site in Kearny, New Jersey owned by HCIA. SK Services East had been using the site pursuant to an Agreement and Lease dated as of February 2, 1997 for the processing and disposal of processed dredge material. HCIA alleged that certain conditions precedent to SK Services East's right to continue operations at the site had not occurred, that as a result the Agreement and Lease had automatically terminated, that SK Services East owed HCIA some $11 million in back rent, and that SK Services East was obligated to finish the remediation of the site and its preparation for development as a commercial property. In January 2000, the Court granted HCIA summary judgment on its motion to declare the Agreement and Lease null and void as a result of the failure of the conditions precedent. This ruling effectively terminated the relationship between SK Services East and HCIA leaving only the issue of the determination of the rights and responsibilities of the parties in the unwinding of the relationship. In May 2000, HCIA filed for summary judgment seeking an order declaring that SK Services East is obligated to complete all measures required under the Remedial Action Work Plan for the site. SK Services East filed a brief opposing the motion. In June 2000, HCIA withdrew its pending motion, with the Court's understanding that the motion could be re-filed if the automatic stay in connection with the Company's Chapter 11 bankruptcy protection is lifted. On July 11, 2001 the Bankruptcy Court entered an Order authorizing the Company's rejection of the executory contracts and the unexpired lease to which SK Services East and HCIA were parties. The Order does not limit, abridge, or otherwise effect HCIA's right to assert and seek remedies regarding its pre-and/or postpetition claims against the Company for damages and other relief. Also on July 11, 2001 the Bankruptcy Court granted HCIA's motion to modify the Bankruptcy Code's automatic stay, and entered an Order permitting the Superior Court of New Jersey, Hudson County, to make its final determination regarding SK Services East contractual obligations under the Agreement and Lease. The Superior Court has scheduled oral argument on this matter for September 2001.

ECDC  ENVIRONMENTAL,  L.C.  CLAIM

Certain subsidiaries of the Company entered into a long-term contract (the "4070 Contract") with General Motors Corporation ("GM") to manage certain GM waste products. One requirement of the 4070 Contract was to provide a dedicated cell for GM waste products at a landfill facility owned by ECDC Environmental, L.C. ("ECDC"), which was then a Company subsidiary. In November 1997, the Company sold its interest in ECDC to an affiliate of Allied Waste Industries, Inc. Pursuant to the sale, ECDC, the Company, and certain Company subsidiaries entered the GM Waste Disposal Agreement (the "WDA") governing the obligations of the parties with respect to the continued management of GM waste in the dedicated cell at the ECDC landfill.

By letter dated May 15, 2000, the Company was notified of GM's intent to terminate the 4070 Contract for default, effective December 31, 2000. Under the WDA, default by the Company and/or its subsidiaries under the 4070 Contract would have obligated the Company and/or its affected subsidiaries to pay certain costs, rebates and damages to ECDC in accordance with the terms of the WDA.

The Company and certain of its wholly owned subsidiaries, including those subsidiaries which were parties to the 4070 Contract and the WDA, filed for protection under Chapter 11 of the Bankruptcy Code. In anticipation of the Company's rejection of the 4070 Contract pursuant to 11 U.S.C. Sec.365, on

October 30, 2000, ECDC filed a claim for not less than approximately $11.0 million plus other and unspecified additional damages for Company's breach of the 4070 and WDA contracts. Subsequently, the Bankruptcy Court granted the motion by the Company and certain of its subsidiaries, which were parties to the 4070 Contract and the WDA, to reject both the 4070 Contract and the WDA, effective December 1, 2000.

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

A Company subsidiary which owns and operates a hazardous waste deep injection well in Bayou Sorrel, Louisiana is named as a defendant. A different Company subsidiary is also named as a defendant for its alleged role as a generator and arranger for disposal or treatment of hazardous waste at certain of the disposal facilities which are named in the litigation. It is alleged that the Company subsidiary was the operator of the injection well in question from 1974 through the present. In addition to the claims asserted by the plaintiffs, there is the potential that the customers of the injection well, who are also defendants, may assert claims for indemnification against the Company. The action has not proceeded against the Company subsidiaries due to the filing of their Chapter 11 Bankruptcy petition on June 9, 2000.

FUSRAP  WASTE  DISPOSAL  AT  SAFETY-KLEEN  (BUTTONWILLOW),  INC.

Safety-Kleen (Buttonwillow), Inc., a subsidiary of the Company owns and operates a hazardous waste landfill in Kern County California. The facility accepted and disposed of construction debris that originated at a site in New York which was part of the federal Formerly Utilized Sites Remediation Program (FUSRAP). The construction debris was low-activity radioactive waste and was shipped to the site by the U.S. Army Corps of Engineers (USACE). FUSRAP was created in the mid-1970s in an attempt to manage various sites around the country contaminated with residual radioactivity from activities conducted by the Atomic Energy Commission and United States military during World War II. The California Department of Health Services (DHS) has claimed that the facility did not lawfully accept the waste. Both DHS and the Department of Toxic Substances
Control (DTSC) have filed claims in the Company's Bankruptcy proceedings preserving the right of the agencies to seek penalties and possibly compel removal of the material should an ongoing investigation reveal the subsidiary acted improperly. DHS claimed penalties in the amount of $0.6 million and potential removal costs of $15.5 million should DHS have to oversee and/or conduct the removal. The proof of claim filed by the DTSC was in the amount of $15.0 million for potential penalties plus an unspecified amount for any costs the DTSC may incur should the subsidiary be forced to remove the waste. The subsidiary and the USACE contend the material was properly disposed of and will vigorously resist the imposition of any penalties or any efforts to require that waste be removed.

NOTE  8-  SEGMENT  INFORMATION

Segment information has been prepared in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Performance of the segments is evaluated on several factors, of which the primary financial measure is operating income before depreciation and amortization and provision for early facility closures ("EBITDA"). Transactions between the segments are accounted for at the Company's estimate of fair value based on similar transactions with outside customers. In general, SFAS No. 131 requires that business entities report selected information about operating segments in a manner consistent with that used for internal management reporting.

The Company is organized along its two primary revenue producing business activities - Branch Sales and Service and Chemical Services. Branch Sales and Service provides various services to both industrial and commercial customers as well as governmental entities. These services include, but are not limited to, parts cleaner services and hazardous and non-hazardous waste collection. Chemical Services involves the treatment, recycling and destruction of hazardous and non-hazardous waste at Company owned and operated facilities. The Company operates thermal destruction incinerators, landfills and wastewater treatment facilities. Each segment is managed independently from the other and reports separately to senior management.

The Company currently classifies as "Other" in its segment reporting the cost of certain Company-wide (corporate) functions and services consisting primarily of legal, finance and information technology. In addition, this category includes the incremental cost of the Company's efforts related to its internal accounting review and the various investigations of its financial results. As discussed in
Note 4, other components of income and expense directly attributable to the Chapter 11 Cases are classified as "Reorganization items" in the consolidated statements of operations.

Management believes that the unaudited financial results for segment reporting purposes for the first three quarters of fiscal 2001 are reasonable and is in accordance with SFAS No. 131.

The table below reflects selected segment information relating to the Company's operations ($ in thousands):

                                            BRANCH SALES    CHEMICAL
                                            AND SERVICE      SERVICES        OTHER         TOTAL
                                           --------------  ------------  -------------  ------------
     Nine Months Ended May 31, 2001
     ------------------------------
External revenue                           $     750,983   $    370,374  $         50   $  1,121,407
Intersegment revenue                               7,888         40,276       (48,164)            --
Depreciation and amortization                     79,823         22,653         1,927        104,403
Provision for early facility closures                 --         44,773            --         44,773
EBITDA                                            23,892         14,151       (48,838)       (10,795)


     Three Months Ended May 31, 2001
     -------------------------------
External revenue                           $     251,311   $    123,254  $         50   $    374,615
Intersegment revenue                               2,671         12,187       (14,858)            --
Depreciation and amortization                     26,441          6,835           584         33,860
Provision for early facility closures                 --             --            --             --
EBITDA                                            (2,525)         9,235       (18,737)       (12,027)


     Three Months Ended February 28, 2001
     ------------------------------------
External revenue                           $     245,480   $    124,395  $         --   $    369,875
Intersegment revenue                               2,497         11,774       (14,271)            --
Depreciation and amortization                     26,804          7,370           509         34,683
Provision for early facility closures                 --         35,297            --         35,297
EBITDA                                            13,394          6,489       (16,900)         2,983


     Three Months Ended November 30, 2000
     ------------------------------------
External revenue                           $     254,192   $    122,725  $         --   $    376,917
Intersegment revenue                               2,720         16,315       (19,035)            --
Depreciation and amortization                     26,578          8,448           834         35,860
Provision for early facility closures                 --          9,476            --          9,476
EBITDA                                            13,023         (1,573)      (13,201)        (1,751)

External revenue and intersegment revenue related to products and services within the Branch Sales and Service segment is shown in the table below ($ in thousands):

                                                                        THREE MONTHS ENDED
                                              NINE MONTHS   ---------------------------------------------
                                                 ENDED         MAY 31,       FEBRUARY 28,   NOVEMBER 30,
                                             MAY 31, 2001        2001            2001           2000
                                             -------------  ---------------  -------------  -------------
Parts Cleaner Services                       $     246,548  $        80,039  $      83,096  $      83,413
Paint Refinishing Services                          44,102           14,628         14,168         15,306
Imaging Services                                    31,546           10,826         10,686         10,034
Dry Cleaner Services                                14,384            4,900          4,922          4,562
Vacuum Truck Services                               40,481           13,364         12,695         14,422
Integrated Customer Compliance Services             13,542            4,577          4,218          4,747
Industrial Waste Collection Services               168,518           57,079         55,792         55,647
Used Oil Collection Services                        48,275           15,974         14,737         17,564
Oil Re-Refining                                    114,225           38,786         35,970         39,469
Automotive Recovery Services                        20,266            7,072          6,814          6,380
Additional services                                 16,984            6,737          4,879          5,368
                                             -------------  ---------------  -------------  -------------
    Total external and intersegment revenue  $     758,871  $       253,982  $     247,977  $     256,912
                                             =============  ===============  =============  =============

External revenue and intersegment revenue related to products and services within the Chemical Services segment is shown in the table below ($ in thousands):

                                                                                 THREE MONTHS ENDED
                                                 NINE MONTHS      ------------------------------------------------
                                                    ENDED              MAY 31,       FEBRUARY 28,    NOVEMBER 30,
                                                 MAY 31, 2001           2001             2001            2000
                                             -------------------  ----------------  --------------  --------------
Incineration                                 $          106,422   $        35,303   $      34,821   $      36,298
Landfill                                                 67,461            23,503          22,464          21,494
Service Center                                          200,805            65,701          67,031          68,073
Additional services                                      67,652            23,061          20,939          23,652
Transportation                                           33,347             7,784          11,240          14,323
Wastewater Treatment                                     30,200            10,158           9,682          10,360
                                             -------------------  ----------------  --------------  --------------
                                                        505,887           165,510         166,177         174,200
Less: Intrasegment revenue                              (95,237)          (30,069)        (30,008)        (35,160)
                                             -------------------  ----------------  --------------  --------------
    Total external and intersegment revenue  $          410,650   $       135,441   $     136,169   $     139,040
                                             ===================  ================  ==============  ==============

The table below provides a reconciliation of segment information to total consolidated information ($ in thousands):

                                                                      THREE MONTHS ENDED
                                        NINE MONTHS    -------------------------------------------------
                                           ENDED            MAY 31,       FEBRUARY 28,     NOVEMBER 30,
                                        MAY 31, 2001         2001             2001            2000
                                       --------------  ---------------  ---------------  ---------------
EBITDA                                 $     (10,795)  $      (12,027)  $        2,983   $       (1,751)
Depreciation and amortization               (104,403)         (33,860)         (34,683)         (35,860)
Provision for early facility closures        (44,773)              --          (35,297)          (9,476)
                                       --------------  ---------------  ---------------  ---------------
    Operating loss                     $    (159,971)  $      (45,887)  $      (66,997)  $      (47,087)
                                       ==============  ===============  ===============  ===============


NOTE  9  -  CONDENSED  COMBINED  FINANCIAL  STATEMENTS OF ENTITIES IN BANKRUPTCY

The following condensed combined financial statements are presented in accordance with SOP 90-7:

                            CONDENSED COMBINED CONSOLIDATING STATEMENT OF OPERATIONS
                                         NINE MONTHS ENDED MAY 31, 2001
                                                   (UNAUDITED)


                                               ENTITIES IN      ENTITIES NOT IN
                                              REORGANIZATION    REORGANIZATION                     CONSOLIDATED
In thousands                                   PROCEEDINGS        PROCEEDINGS      ELIMINATIONS       TOTALS
-------------------------------------------  ----------------  ----------------- ---------------   -------------
Revenues                                     $     1,036,581   $        153,245   $     (68,419)  $   1,121,407
Operating expenses                                 1,207,613            142,184         (68,419)      1,281,378
                                             ----------------  -----------------  --------------  --------------
Operating income (loss)                             (171,032)            11,061              --        (159,971)
Interest (expense) income, net                         1,150             (5,575)             --          (4,425)
Other income (expense)                                  (210)                99              --            (111)
Equity in earnings of associated companies             3,048                 --          (3,048)             --
                                             ----------------  -----------------  --------------  --------------
Income (loss) before reorganization items,
  income taxes and minority interests               (167,044)             5,585          (3,048)       (164,507)
Reorganization items                                 (24,681)                --              --         (24,681)
Income tax expense                                        --             (2,419)             --          (2,419)
                                             ----------------  -----------------  --------------  --------------
Income (loss) before minority interests             (191,725)             3,166          (3,048)       (191,607)
Minority interests                                        --               (118)             --            (118)
                                             ----------------  -----------------  --------------  --------------
Income (loss) before extraordinary item             (191,725)             3,048          (3,048)       (191,725)
Extraordinary item, net of tax
  (early extinguishment of debt)                       5,787                 --              --           5,787
                                             ----------------  -----------------  --------------  --------------
Net income (loss)                            $      (185,938)  $          3,048   $      (3,048)  $    (185,938)
                                             ================  =================  ==============  ==============

                             CONDENSED COMBINED CONSOLIDATING BALANCE SHEET
                                           AS OF MAY 31, 2001
                                              (UNAUDITED)


                                       ENTITIES IN     ENTITIES NOT IN
                                      REORGANIZATION    REORGANIZATION                    CONSOLIDATED
In thousands                           PROCEEDINGS       PROCEEDINGS      ELIMINATIONS       TOTALS
-----------------------------------  ----------------  ----------------  --------------  --------------
ASSETS:
Current assets                       $       441,237   $         88,732  $          --   $     529,969
Intercompany receivables                      78,531                 --        (78,531)             --
Property, plant and equipment, net           628,123            103,327             --         731,450
Investment in subsidiaries                     9,992                 --         (9,992)             --
Intangible assets, net                     1,670,395             71,927             --       1,742,322
Other assets                                  25,668              1,895             --          27,563
                                     ----------------  ----------------  --------------  --------------
                                     $     2,853,946   $        265,881  $     (88,523)  $   3,031,304
                                     ================  ================  ==============  ==============

LIABILITIES:
Current liabilities                  $       313,931   $         95,549  $          --   $     409,480
Intercompany payables                             --             78,531        (78,531)             --
Non-current liabilities                      366,593             81,538             --         448,131
Liabilities subject to compromise          2,474,719                 --             --       2,474,719
Minority interests                             1,144                271             --           1,415

STOCKHOLDERS' EQUITY (DEFICIT)              (302,441)             9,992         (9,992)       (302,441)
                                     ----------------  ----------------  --------------  --------------
                                     $     2,853,946   $        265,881  $     (88,523)  $   3,031,304
                                     ================  ================  ==============  ==============

                           CONDENSED COMBINED CONSOLIDATING STATEMENT OF CASH FLOWS
                                       NINE MONTHS ENDED MAY 31, 2001
                                                 (UNAUDITED)


                                                           ENTITIES IN      ENTITIES NOT IN
                                                          REORGANIZATION    REORGANIZATION     CONSOLIDATED
In thousands                                               PROCEEDINGS        PROCEEDINGS         TOTALS
-------------------------------------------------------  ----------------  -----------------  --------------
Net cash provided by operating activities                $        44,713   $         32,371   $      77,084
                                                         ----------------  -----------------  --------------

Cash flows from investing activities:
   Proceeds from sales of property, plant and equipment            3,507                435           3,942
   Purchases of property, plant and equipment                    (39,902)            (4,981)        (44,883)
   Decrease in other assets                                        8,407                 --           8,407
                                                         ----------------  -----------------  --------------
Net cash used in investing activities                            (27,988)            (4,546)        (32,534)
                                                         ----------------  -----------------  --------------

Cash flows from financing activities:
   Principal payments on pre-petition debt                       (10,080)                --         (10,080)
   Change in intercompany accounts                                (4,847)             4,847              --
                                                         ----------------  -----------------  --------------
Net cash (used in) provided by financing activities              (14,927)             4,847         (10,080)
                                                         ----------------  -----------------  --------------

Effect of exchange rate changes on cash                           (1,907)               986            (921)
                                                         ----------------  -----------------  --------------
Net increase (decrease) in cash and cash equivalents                (109)            33,658          33,549
Cash and cash equivalents at:
   Beginning of period                                            74,234             10,048          84,282
                                                         ----------------  -----------------  --------------
   End of period                                         $        74,125   $         43,706   $     117,831
                                                         ================  =================  ==============

                            CONDENSED COMBINED CONSOLIDATING STATEMENT OF OPERATIONS
                                         THREE MONTHS ENDED MAY 31, 2001
                                                   (UNAUDITED)


                                               ENTITIES IN      ENTITIES NOT IN
                                              REORGANIZATION    REORGANIZATION                     CONSOLIDATED
In thousands                                  PROCEEDINGS        PROCEEDINGS      ELIMINATIONS       TOTALS
-------------------------------------------  ----------------  -----------------  --------------  --------------

Revenues                                     $       345,693   $         50,813   $     (21,891)  $     374,615
Operating expenses                                   397,971             44,422         (21,891)        420,502
                                             ----------------  -----------------  --------------  --------------
Operating income (loss)                              (52,278)             6,391              --         (45,887)
Interest (expense) income, net                           580             (1,455)             --            (875)
Other income (expense)                                   (49)               497              --             448
Equity in earnings of associated companies             3,373                 --          (3,373)             --
                                             ----------------  -----------------  --------------  --------------
Income (loss) before reorganization items,
  income taxes and minority interests                (48,374)             5,433          (3,373)        (46,314)
Reorganization items                                  (5,467)                --              --          (5,467)
Income tax expense                                        --             (2,041)             --          (2,041)
                                             ----------------  -----------------  --------------  --------------
Income (loss) before minority interests              (53,841)             3,392          (3,373)        (53,822)
Minority interests                                        (1)               (19)             --             (20)
Income (loss) before                         ----------------  -----------------  --------------  --------------
   extraordinary item                                (53,842)             3,373          (3,373)        (53,842)

Extraordinary item, net of tax
(early extinguishment of debt)                         3,309                 --              --           3,309
                                             ----------------  -----------------  --------------  --------------
Net income (loss)                            $       (50,533)  $          3,373   $      (3,373)  $     (50,533)
                                             ================  =================  ==============  ==============

                            CONDENSED COMBINED CONSOLIDATING STATEMENT OF OPERATIONS
                                      THREE MONTHS ENDED FEBRUARY 28, 2001
                                                   (UNAUDITED)


                                                ENTITIES IN      ENTITIES NOT IN
                                               REORGANIZATION    REORGANIZATION                     CONSOLIDATED
In thousands                                    PROCEEDINGS        PROCEEDINGS      ELIMINATIONS       TOTALS
-------------------------------------------  ----------------  -----------------  --------------  --------------
Revenues                                     $       341,345   $         49,054   $     (20,524)  $     369,875
Operating expenses                                   413,741             43,655         (20,524)        436,872
                                             ----------------  -----------------  --------------  --------------
Operating income (loss)                              (72,396)             5,399              --         (66,997)
Interest (expense) income, net                           375             (1,665)             --          (1,290)
Other income (expense)                                    21               (350)             --            (329)
Equity in earnings of associated companies             2,282                 --          (2,282)             --
                                             ----------------  -----------------  --------------  --------------
Income (loss) before reorganization items,
  income taxes and minority interests                (69,718)             3,384          (2,282)        (68,616)
Reorganization items                                  (9,814)                --              --          (9,814)
Income tax expense                                        --             (1,048)             --          (1,048)
                                             ----------------  -----------------  --------------  --------------
Income (loss) before minority interests              (79,532)             2,336          (2,282)        (79,478)
Minority interests                                         1                (54)             --             (53)
                                             ----------------  -----------------  --------------  --------------
Income (loss) before extraordinary item              (79,531)             2,282          (2,282)        (79,531)
Extraordinary item, net of tax (early
  extinguishment of debt)                              1,793                 --              --           1,793
                                             ----------------  -----------------  --------------  --------------
Net income (loss)                            $       (77,738)  $          2,282   $      (2,282)  $     (77,738)
                                             ================  =================  ==============  ==============

                             CONDENSED COMBINED CONSOLIDATING BALANCE SHEET
                                        AS OF FEBRUARY  28, 2001
                                              (UNAUDITED)


                                       ENTITIES IN     ENTITIES NOT IN
                                      REORGANIZATION    REORGANIZATION                    CONSOLIDATED
In thousands                           PROCEEDINGS       PROCEEDINGS      ELIMINATIONS       TOTALS
-----------------------------------  ----------------  ----------------  --------------  --------------
ASSETS:
Current assets                       $       468,624   $         79,001  $          --   $     547,625
Intercompany receivables                      74,440                 --        (74,440)             --
Property, plant and equipment, net           633,382            103,513             --         736,895
Investment in subsidiaries                     6,946                 --         (6,946)             --
Intangible assets, net                     1,686,511             73,763             --       1,760,274
Other assets                                  25,754              1,978             --          27,732
                                     ----------------  ----------------  --------------  --------------
                                     $     2,895,657   $        258,255  $     (81,386)  $   3,072,526
                                     ================  ================  ==============  ==============

LIABILITIES:
Current liabilities                  $       297,577   $         94,215  $          --   $     391,792
Intercompany payables                             --             74,440        (74,440)             --
Non-current liabilities                      368,573             82,403             --         450,976
Liabilities subject to compromise          2,480,096                 --             --       2,480,096
Minority interests                             1,144                251             --           1,395

STOCKHOLDERS' EQUITY (DEFICIT)              (251,733)             6,946         (6,946)       (251,733)
                                     ----------------  ----------------  --------------  --------------
                                     $     2,895,657   $        258,255  $     (81,386)  $   3,072,526
                                     ================  ================  ==============  ==============

                          CONDENSED COMBINED CONSOLIDATING STATEMENT OF CASH FLOWS
                                     SIX MONTHS ENDED FEBRUARY 28, 2001
                                                 (UNAUDITED)


                                                           ENTITIES IN      ENTITIES NOT IN
                                                          REORGANIZATION    REORGANIZATION     CONSOLIDATED
In thousands                                               PROCEEDINGS        PROCEEDINGS         TOTALS
-------------------------------------------------------  ----------------  ----------------  ---------------
Net cash provided by operating activities                $        20,822   $         29,042   $      49,864
                                                         ----------------  -----------------  --------------

Cash flows from investing activities:
   Proceeds from sales of property, plant and equipment            2,774                447           3,221
   Purchases of property, plant and equipment                    (22,490)            (3,678)        (26,168)
   Decrease in other assets                                        9,168                 --           9,168
                                                         ----------------  -----------------  --------------
Net cash used in investing activities                            (10,548)            (3,231)        (13,779)
                                                         ----------------  -----------------  --------------

Cash flows from financing activities:
 Principal payments of pre-petition debt                         (10,080)                --         (10,080)
   Change in intercompany accounts                                  (921)               921              --
                                                         ----------------  -----------------  --------------
Net cash (used in) provided by financing activities              (11,001)               921         (10,080)
                                                         ----------------  -----------------  --------------

Effect of exchange rate changes on cash                           (1,580)               944            (636)
                                                         ----------------  -----------------  --------------
Net increase (decrease) in cash and cash equivalents              (2,307)            27,676          25,369
Cash and cash equivalents at:
   Beginning of period                                            74,234             10,048          84,282
                                                         ----------------  -----------------  --------------
   End of period                                         $        71,927   $         37,724   $     109,651
                                                         ================  =================  ==============

                            CONDENSED COMBINED CONSOLIDATING STATEMENT OF OPERATIONS
                                      THREE MONTHS ENDED NOVEMBER 30, 2000
                                                   (UNAUDITED)


                                               ENTITIES IN      ENTITIES NOT IN
                                              REORGANIZATION    REORGANIZATION                     CONSOLIDATED
In thousands                                   PROCEEDINGS        PROCEEDINGS      ELIMINATIONS       TOTALS
-------------------------------------------  ----------------  -----------------  --------------  --------------
Revenues                                     $       349,543   $         53,378   $     (26,004)  $     376,917
Operating expenses                                   395,901             54,107         (26,004)        424,004
                                             ----------------  -----------------  --------------  --------------
Operating loss                                       (46,358)              (729)             --         (47,087)
Interest (expense) income, net                           195             (2,455)             --          (2,260)
Other income (expense)                                  (182)               (48)             --            (230)
Equity in earnings of associated companies            (2,607)                --           2,607              --
                                             ----------------  -----------------  --------------  --------------
Income (loss) before reorganization items,
  income taxes and minority interests                (48,952)            (3,232)          2,607         (49,577)
Reorganization items                                  (9,400)                --              --          (9,400)
Income tax benefit                                        --                670              --             670
                                             ----------------  -----------------  --------------  --------------
Income (loss) before minority interest               (58,352)            (2,562)          2,607         (58,307)
Minority interests                                        --                (45)             --             (45)
                                             ----------------  -----------------  --------------  --------------
Income (loss) before extraordinary item              (58,352)            (2,607)          2,607         (58,352)
Extraordinary item, net of tax (early
  extinguishment of debt)                                685                 --              --             685
                                             ----------------  -----------------  --------------  --------------
Net income (loss)                            $       (57,667)  $         (2,607)  $       2,607   $     (57,667)
                                             ================  =================  ==============  ==============

                             CONDENSED COMBINED CONSOLIDATING BALANCE SHEET
                                        AS OF NOVEMBER 30, 2000
                                              (UNAUDITED)


                                       ENTITIES IN     ENTITIES NOT IN
                                      REORGANIZATION    REORGANIZATION                    CONSOLIDATED
In thousands                           PROCEEDINGS       PROCEEDINGS      ELIMINATIONS       TOTALS
-----------------------------------  ----------------  ----------------  -------------  ---------------
ASSETS:
Current assets                       $       495,320   $         71,411  $          --   $     566,731
Intercompany receivables                      70,455                 --        (70,455)             --
Property, plant and equipment, net           639,633            103,274             --         742,907
Investment in subsidiaries                     4,600                 --         (4,600)             --
Intangible assets, net                     1,703,059             74,834             --       1,777,893
Other assets                                  36,314              2,037             --          38,351
                                     ----------------  ----------------  --------------  --------------
                                     $     2,949,381   $        251,556  $     (75,055)  $   3,125,882
                                     ================  ================  ==============  ==============

LIABILITIES:
Current liabilities                  $       294,265   $         93,524  $          --   $     387,789
Intercompany payables                             --             70,455        (70,455)             --
Non-current liabilities                      336,037             82,780             --         418,817
Liabilities subject to compromise          2,492,216                 --             --       2,492,216
Minority interests                             1,144                197             --           1,341

STOCKHOLDERS' EQUITY (DEFICIT)              (174,281)             4,600         (4,600)       (174,281)
                                     ----------------  ----------------  -------------  ---------------
                                     $     2,949,381   $        251,556  $     (75,055)  $   3,125,882
                                     ================  ================  ==============  ==============

                          CONDENSED COMBINED CONSOLIDATING STATEMENT OF CASH FLOWS
                                    THREE MONTHS ENDED NOVEMBER 30, 2000
                                                 (UNAUDITED)


                                                           ENTITIES IN      ENTITIES NOT IN
                                                          REORGANIZATION    REORGANIZATION     CONSOLIDATED
 In thousands                                              PROCEEDINGS        PROCEEDINGS         TOTALS
-------------------------------------------------------  ----------------  -----------------  --------------
Net cash provided by operating activities                $        21,918   $         14,553   $      36,471
                                                         ----------------  -----------------  --------------

Cash flows from investing activities:
   Proceeds from sales of property, plant and equipment            1,977                440           2,417
   Purchases of property, plant and equipment                     (6,801)            (3,068)         (9,869)
   Decrease in other assets                                         (615)                (1)           (616)
                                                         ----------------  -----------------  --------------
Net cash used in investing activities                             (5,439)            (2,629)         (8,068)
                                                         ----------------  -----------------  --------------

Cash flows from financing activities:
   Change in intercompany accounts                                 2,850             (2,850)             --
                                                         ----------------  -----------------  --------------
Net cash provided by (used in) financing activities                2,850             (2,850)             --
                                                         ----------------  -----------------  --------------

Effect of exchange rate changes on cash                           (1,643)             1,153            (490)
                                                         ----------------  -----------------  --------------
Net increase in cash and cash equivalents                         17,686             10,227          27,913
Cash and cash equivalents at:
   Beginning of period                                            74,234             10,048          84,282
                                                         ----------------  -----------------  --------------
   End of period                                         $        91,920   $         20,275   $     112,195
                                                         ================  =================  ==============

NOTE  10  -  SUPPLEMENTAL  SCHEDULE  OF  CASH  FLOW  INFORMATION

The supplemental cash flow disclosures and non-cash transactions are as follows ($ in thousands):

                                                            THREE MONTHS ENDED
                                      NINE MONTHS   --------------------------------------
                                         ENDED       MAY 31,   FEBRUARY 28,   NOVEMBER 30,
                                     MAY 31, 2001     2001        2001           2000
                                     -------------  --------  -------------  -------------
Supplemental cash flow information:
   Cash paid for income taxes        $       8,778  $  1,078  $       2,516  $       5,184
                                     =============  ========  =============  =============


NOTE  11  -  SUMMARIZED  FINANCIAL  INFORMATION  OF  GUARANTOR/NON-GUARANTOR

In connection with the Safety-Kleen Acquisition, Safety-Kleen Services, Inc. (formerly known as LES, Inc.), a wholly owned subsidiary of the Company, issued $325 million of 9.25% Senior Subordinated Notes. The Notes are jointly and severally guaranteed by the Company and all wholly owned domestic subsidiaries of the Company, including the wholly owned domestic subsidiaries of Safety-Kleen Corp., on a full and unconditional basis. No foreign direct or indirect subsidiary or non-wholly owned domestic subsidiary is an obligor or guarantor on the financing. Separate financial statements and other disclosures concerning each of Safety-Kleen Services, Inc. and the subsidiary guarantors are not presented because management believes they are not material to investors. Summarized financial information for the Company and its subsidiaries on a combined basis is set forth below.

                                 CONDENSED COMBINED CONSOLIDATING STATEMENT OF OPERATIONS
                                               NINE MONTHS ENDED MAY 31, 2001
                                                        (UNAUDITED)


                                                    SAFETY-KLEEN                  SUBSIDIARY
                                    SAFETY-KLEEN     SERVICES,      SUBSIDIARY       NON-                       CONSOLIDATED
In thousands                           CORP.            INC.        GUARANTORS    GUARANTORS    ELIMINATIONS       TOTALS
---------------------------------  --------------  --------------  ------------  ------------  --------------  --------------

Revenues                           $          --   $          50   $ 1,036,531   $   153,245   $     (68,419)  $   1,121,407
Operating expenses                           100          56,227     1,148,509       144,961         (68,419)      1,281,378
                                   --------------  --------------  ------------  ------------  --------------  --------------
Operating income (loss)                     (100)        (56,177)     (111,978)        8,284              --        (159,971)
Interest (expense) income, net               155            (431)        1,426        (5,575)             --          (4,425)
Other income (expense)                        --              --          (210)           99              --            (111)
Equity in earnings of associated
  companies                             (185,961)       (106,048)           --            --         292,009              --
                                   --------------  --------------  ------------  ------------  --------------  --------------
Income (loss) before
  reorganization items, income
  taxes and minority interests          (185,906)       (162,656)     (110,762)        2,808         292,009        (164,507)
Reorganization items                         (32)        (23,305)       (1,344)           --              --         (24,681)
Income tax (expense) benefit                  --              --             4        (2,423)             --          (2,419)
                                   --------------  --------------  ------------  ------------  --------------  --------------
Income (loss) before minority
  interests                             (185,938)       (185,961)     (112,102)          385         292,009        (191,607)
Minority interests                            --              --            --          (118)             --            (118)
                                   --------------  --------------  ------------  ------------  --------------  --------------
Income (loss) before
  extraordinary item                    (185,938)       (185,961)     (112,102)          267         292,009        (191,725)
Extraordinary item, net of tax
(early extinguishment of debt)                --              --         5,787            --              --           5,787
                                   --------------  --------------  ------------  ------------  --------------  --------------
Net income (loss)                  $    (185,938)  $    (185,961)  $  (106,315)  $       267   $     292,009   $    (185,938)
                                   ==============  ==============  ============  ============  ==============  ==============

                                   CONDENSED COMBINED CONSOLIDATING STATEMENT OF OPERATIONS
                                               THREE MONTHS ENDED MAY 31, 2001
                                                         (UNAUDITED)


                                                    SAFETY-KLEEN                  SUBSIDIARY
                                    SAFETY-KLEEN     SERVICES,      SUBSIDIARY       NON-                       CONSOLIDATED
In thousands                           CORP.            INC.        GUARANTORS    GUARANTORS    ELIMINATIONS       TOTALS
---------------------------------  --------------  --------------  ------------  ------------  --------------  --------------
Revenues                           $          --   $          50   $   345,643   $    50,813   $     (21,891)  $     374,615
Operating expenses                            14          19,555       377,658        45,166         (21,891)        420,502
                                   --------------  --------------  ------------  ------------  --------------  --------------
Operating income (loss)                      (14)        (19,505)      (32,015)        5,647              --         (45,887)
Interest (expense) income,
    net                                       (3)             85           498        (1,455)             --            (875)
Other income (expense)                        --              --           (49)          497              --             448
Equity in earnings of associated
  companies                              (50,523)        (25,905)           --            --          76,428              --
                                   --------------  --------------  ------------  ------------  --------------  --------------

Income (loss) before
  reorganization items, income
  taxes and minority interests           (50,540)        (45,325)      (31,566)        4,689          76,428         (46,314)
Reorganization items                           7          (5,198)         (276)           --              --          (5,467)
Income tax expense                            --              --            --        (2,041)             --          (2,041)
                                   --------------  --------------  ------------  ------------  --------------  --------------
Income (loss) before minority            (50,533)        (50,523)      (31,842)        2,648          76,428         (53,822)
  interests
Minority interests                            --              --            (1)          (19)             --             (20)
                                   --------------  --------------  ------------  ------------  --------------  --------------
Income (loss) before
  extraordinary item                     (50,533)        (50,523)      (31,843)        2,629          76,428         (53,842)
Extraordinary item, net of tax
  (early extinguishment of
  debt)                                       --              --         3,309            --              --           3,309
                                   --------------  --------------  ------------  ------------  --------------  --------------
Net income (loss)                  $     (50,533)  $     (50,523)  $   (28,534)  $     2,629   $      76,428   $     (50,533)
                                   ==============  ==============  ============  ============  ==============  ==============


                                    CONDENSED COMBINED CONSOLIDATING BALANCE SHEET
                                                  AS OF MAY 31, 2001
                                                     (UNAUDITED)


                                SAFETY-       SAFETY-KLEEN                SUBSIDIARY
                                 KLEEN         SERVICES,     SUBSIDIARY      NON-                       CONSOLIDATED
In thousands                     CORP.            INC.       GUARANTORS   GUARANTORS    ELIMINATIONS       TOTALS
---------------------------  --------------  --------------  -----------  -----------  --------------  --------------
ASSETS:
Current assets               $          70   $     128,481   $   311,328  $    90,090  $          --   $     529,969
Intercompany receivables           375,910       2,269,770            --           --     (2,645,680)             --
Property, plant and
  equipment, net                        --          16,183       613,253      102,014             --         731,450
Investment in subsidiaries        (317,718)       (824,186)        3,814           --      1,138,090              --
Intangible assets, net               8,160          59,995     1,595,431       78,736             --       1,742,322
Other assets                            --             109        25,559        1,895             --          27,563
                             --------------  --------------  -----------  -----------  --------------  --------------
                             $      66,422   $   1,650,352   $ 2,549,385  $   272,735  $  (1,507,590)  $   3,031,304
                             ==============  ==============  ===========  ===========  ==============  ==============

LIABILITIES:
Current liabilities          $         351   $       5,888   $   307,725  $    95,516  $          --   $     409,480
Intercompany payables                   --              --     2,570,283       75,397     (2,645,680)             --
Non-current liabilities              2,551          41,486       322,956       81,138             --         448,131
Liabilities subject to
  compromise                       365,961       1,920,075       185,477        3,206             --       2,474,719
Minority interests                      --             621           523          271             --           1,415

STOCKHOLDERS'
  EQUITY (DEFICIT)                (302,441)       (317,718)     (837,579)      17,207      1,138,090        (302,441)
                             --------------  --------------  -----------  -----------  --------------  --------------
                             $      66,422   $   1,650,352   $ 2,549,385  $   272,735  $  (1,507,590)  $   3,031,304
                             ==============  ==============  ===========  ===========  ==============  ==============

                            CONDENSED COMBINED CONSOLIDATING STATEMENT OF CASH FLOWS
                                         NINE MONTHS ENDED MAY 31, 2001
                                                   (UNAUDITED)


                                            SAFETY-
                                             KLEEN                    SUBSIDIARY
                           SAFETY-KLEEN    SERVICES,    SUBSIDIARY       NON-                      CONSOLIDATED
In thousands                  CORP.          INC.       GUARANTORS    GUARANTORS   ELIMINATIONS       TOTALS
------------------------  --------------  -----------  ------------  ------------  -------------  --------------

Net cash provided by
  (used in) operating
  activities              $      58,314   $ (337,016)  $   320,059   $    35,727   $          --  $      77,084
                          --------------  -----------  ------------  ------------  -------------  --------------
Cash flows from
  investing activities:

Proceeds from sales of
  property, plant and
  equipment                          --           --         3,507           435              --          3,942
Purchases of property,
  plant and equipment                --       (1,111)      (38,369)       (5,403)             --        (44,883)
Decrease (increase) in
  other assets                      375       (4,996)       13,028            --              --          8,407
                          --------------  -----------  ------------  ------------  -------------  --------------
Net cash provided by
  (used in) investing
  activities                        375       (6,107)      (21,834)       (4,968)             --        (32,534)
                          --------------  -----------  ------------  ------------  -------------  --------------
Cash flows from
  financing activities:
Principal payments on
  pre-petition debt                  --           --       (10,080)           --              --        (10,080)
Change in intercompany
  accounts                      (58,871)     346,408      (289,450)        1,913              --             --
                          --------------  -----------  ------------  ------------  -------------  --------------
Net cash (used in)
  provided by financing
  activities                    (58,871)     346,408      (299,530)        1,913              --        (10,080)
                          --------------  -----------  ------------  ------------  -------------  --------------
Effect of exchange rate
  changes on cash                (1,908)          --            --           987              --           (921)
                          --------------  -----------  ------------  ------------  -------------  --------------
Net increase (decrease)
  in cash and cash
  equivalents                    (2,090)       3,285        (1,305)       33,659              --         33,549
Cash and cash
  equivalents at:
Beginning of period               2,153       63,880         8,201        10,048              --         84,282
                          --------------  -----------  ------------  ------------  -------------  --------------
End of period             $          63   $   67,165   $     6,896   $    43,707   $          --  $     117,831
                          ==============  ===========  ============  ============  =============  ==============

                              CONDENSED  COMBINED  CONSOLIDATING  STATEMENT  OF  OPERATIONS
                                       THREE  MONTHS  ENDED  FEBRUARY  28,  2001
                                                    (UNAUDITED)


                                                       SAFETY-KLEEN                  SUBSIDIARY
                                       SAFETY-KLEEN     SERVICES,      SUBSIDIARY       NON-                       CONSOLIDATED
In thousands                              CORP.            INC.        GUARANTORS    GUARANTORS    ELIMINATIONS       TOTALS
------------------------------------  --------------  --------------  ------------  ------------  --------------  --------------

Revenues                              $          --   $          --   $   341,345   $    49,054   $     (20,524)  $     369,875
Operating expenses                               14          22,920       390,019        44,443         (20,524)        436,872
                                      --------------  --------------  ------------  ------------  --------------  --------------
Operating income (loss)                         (14)        (22,920)      (48,674)        4,611              --         (66,997)
Interest (expense) income, net                   31              15           329        (1,665)             --          (1,290)
Other income (expense)                           --              --            21          (350)             --            (329)
Equity in earnings of associated
  companies                                 (77,755)        (45,301)           --            --         123,056              --
                                      --------------  --------------  ------------  ------------  --------------  --------------
Income (loss) before reorganization
  items, income taxes and minority
  interests                                 (77,738)        (68,206)      (48,324)        2,596         123,056         (68,616)
Reorganization items                             --          (9,549)         (265)           --              --          (9,814)
Income tax (expense) benefit                     --              --             4        (1,052)             --          (1,048)
Income (loss) before minority         --------------  --------------  ------------  ------------  --------------  --------------
  interests                                 (77,738)        (77,755)      (48,585)        1,544         123,056         (79,478)
Minority interests                               --              --             1           (54)             --             (53)
                                      --------------  --------------  ------------  ------------  --------------  --------------
Income (loss) before extraordinary
  item                                      (77,738)        (77,755)      (48,584)        1,490         123,056         (79,531)
Extraordinary item, net of tax
  (early extinguishment of debt)                 --              --         1,793            --              --           1,793
                                      --------------  --------------  ------------  ------------  --------------  --------------
Net income (loss)                     $     (77,738)  $     (77,755)  $   (46,791)  $     1,490   $     123,056   $     (77,738)
                                      ==============  ==============  ============  ============  ==============  ==============

                                  CONDENSED COMBINED CONSOLIDATING BALANCE SHEET
                                              AS OF FEBRUARY 28, 2001
                                                    (UNAUDITED)


                              SAFETY-     SAFETY-KLEEN                 SUBSIDIARY
                               KLEEN       SERVICES,      SUBSIDIARY      NON-                       CONSOLIDATED
In thousands                   CORP.          INC.        GUARANTORS   GUARANTORS    ELIMINATIONS       TOTALS
---------------------------  ----------  --------------  ------------  -----------  --------------  --------------
ASSETS:
Current assets               $      23   $     120,463   $   346,775   $    80,364  $          --   $     547,625
Intercompany receivables       375,956       2,302,525            --            --     (2,678,481)             --
Property, plant and
  equipment, net                    --          17,165       616,868       102,862             --         736,895

Investment in subsidiaries    (267,021)       (798,107)        4,475            --      1,060,653              --
Intangible assets, net           8,160          60,008     1,611,280        80,826             --       1,760,274
Other assets                        --           1,108        24,646         1,978             --          27,732
                             ----------  --------------  ------------  -----------  --------------  --------------
                             $ 117,118   $   1,703,162   $ 2,604,044   $   266,030  $  (1,617,828)  $   3,072,526
                             ==========  ==============  ============  ===========  ==============  ==============

LIABILITIES:
Current liabilities          $     341   $       8,695   $   288,661   $    94,095  $          --   $     391,792
Intercompany payables               --              --     2,607,056        71,425     (2,678,481)             --
Non-current liabilities          2,549          41,550       324,873        82,004                        450,976
Liabilities subject to
  compromise                   365,961       1,919,317       191,468         3,350             --       2,480,096
Minority interests                  --             621           523           251             --           1,395

STOCKHOLDERS'
  EQUITY (DEFICIT)            (251,733)       (267,021)     (808,537)       14,905      1,060,653        (251,733)
                             ----------  --------------  ------------  -----------  --------------  --------------
                             $ 117,118   $   1,703,162   $ 2,604,044   $   266,030  $  (1,617,828)  $   3,072,526
                             ==========  ==============  ============  ===========  ==============  ==============

                                CONDENSED COMBINED CONSOLIDATING STATEMENT OF CASH FLOWS
                                           SIX MONTHS ENDED FEBRUARY 28, 2001
                                                       (UNAUDITED)


                                                SAFETY-KLEEN                  SUBSIDIARY
                                SAFETY-KLEEN     SERVICES,      SUBSIDIARY       NON-                      CONSOLIDATED
In thousands                       CORP.            INC.        GUARANTORS    GUARANTORS   ELIMINATIONS       TOTALS
-----------------------------  --------------  --------------  ------------  ------------  -------------  --------------
Net cash provided by
  (used in) operating
  activities                   $      58,314   $    (300,239)  $   259,510   $    32,279   $          --  $      49,864
                               --------------  --------------  ------------  ------------  -------------  --------------
Cash flows from
  investing activities:

Proceeds from sales of
  property, plant and
  equipment                               --              --         2,774           447              --          3,221
Purchases of property,
  plant and equipment                     --            (808)      (21,260)       (4,100)             --        (26,168)
Decrease  (increase) in other
  assets                                 223          (4,996)       13,941            --              --          9,168
                               --------------  --------------  ------------  ------------  -------------  ---------------

Net cash provided by (used
  in) investing activities               223          (5,804)       (4,545)       (3,653)             --        (13,779)
                               --------------  --------------  ------------  ------------  -------------  --------------
Cash flows from financing
  activities:
Principal payments on pre-
  petition debt                           --              --       (10,080)           --              --        (10,080)
Change in intercompany
  accounts                           (59,091)        312,953      (251,968)       (1,894)             --             --
                               --------------  --------------  ------------  ------------  -------------  --------------
Net cash (used in) provided
  by financing activities            (59,091)        312,953      (262,048)       (1,894)             --        (10,080)
                               --------------  --------------  ------------  ------------  -------------  --------------
Effect of exchange rate
  changes on cash                     (1,581)             --            --           945              --           (636)
                               --------------  --------------  ------------  ------------  -------------  --------------
Net increase (decrease) in
  cash and cash
  equivalents                         (2,135)          6,910        (7,083)       27,677              --         25,369
Cash and cash equivalents at:
Beginning of period                    2,153          63,880         8,201        10,048              --         84,282
                               --------------  --------------  ------------  ------------  -------------  --------------
End of period                  $          18   $      70,790   $     1,118   $    37,725   $          --  $     109,651
                               ==============  ==============  ============  ============  =============  ==============


                                    CONDENSED COMBINED CONSOLIDATING STATEMENT OF OPERATIONS
                                              THREE MONTHS ENDED NOVEMBER 30, 2000
                                                          (UNAUDITED)


                                                      SAFETY-KLEEN                  SUBSIDIARY
                                      SAFETY-KLEEN     SERVICES,      SUBSIDIARY       NON-                       CONSOLIDATED
In thousands                             CORP.            INC.        GUARANTORS    GUARANTORS    ELIMINATIONS       TOTALS
-----------------------------------  --------------  --------------  ------------  ------------  --------------  --------------

Revenues                             $          --   $          --   $   349,543   $    53,378   $     (26,004)  $     376,917
Operating expenses                              72          13,752       380,832        55,352         (26,004)        424,004
                                     --------------  --------------  ------------  ------------  --------------  --------------
Operating loss                                 (72)        (13,752)      (31,289)       (1,974)             --         (47,087)
Interest (expense) income, net                 127            (531)          599        (2,455)             --          (2,260)
Other expense                                   --              --          (182)          (48)             --            (230)
Equity in earnings of associated
  companies                                (57,683)        (34,842)           --            --          92,525              --
                                     --------------  --------------  ------------  ------------  --------------  --------------
Income (loss) before
  reorganization items, income
  taxes and minority interests             (57,628)        (49,125)      (30,872)       (4,477)         92,525         (49,577)
Reorganization items                           (39)         (8,558)         (803)           --              --          (9,400)
Income tax benefit                              --              --            --           670              --             670
                                     --------------  --------------  ------------  ------------  --------------  --------------
Income (loss) before minority
  interests                                (57,667)        (57,683)      (31,675)       (3,807)         92,525         (58,307)
Minority interests                              --              --            --           (45)             --             (45)
                                     --------------  --------------  ------------  ------------  --------------  --------------
Income (loss) before extraordinary
  item                                     (57,667)        (57,683)      (31,675)       (3,852)         92,525         (58,352)
Extraordinary item, net of tax
  (early extinguishment of debt)                --              --           685            --              --             685
                                     --------------  --------------  ------------  ------------  --------------  --------------
Net income (loss)                    $     (57,667)  $     (57,683)  $   (30,990)  $    (3,852)  $      92,525   $     (57,667)
                                     ==============  ==============  ============  ============  ==============  ==============

                                    CONDENSED COMBINED CONSOLIDATING BALANCE SHEET
                                                AS OF NOVEMBER 30, 2000
                                                      (UNAUDITED)


                                              SAFETY-KLEEN                 SUBSIDIARY
                              SAFETY-KLEEN     SERVICES,      SUBSIDIARY      NON-                       CONSOLIDATED
In thousands                     CORP.            INC.        GUARANTORS   GUARANTORS    ELIMINATIONS       TOTALS
---------------------------  --------------  --------------  ------------  -----------  --------------  --------------
ASSETS:
Current assets               $       4,303   $     154,886   $   334,767   $    72,775  $          --   $     566,731
Intercompany receivables           371,433       2,297,468            --            --     (2,668,901)             --
Property, plant and
  equipment, net                        --          17,026       623,238       102,643             --         742,907

Investment in subsidiaries        (189,552)       (753,092)        5,046            --        937,598              --
Intangible assets, net               8,160          60,060     1,627,486        82,187             --       1,777,893
Other assets                            --           2,108        34,206         2,037             --          38,351
                             --------------  --------------  ------------  -----------  --------------  --------------
                             $     194,344   $   1,778,456   $ 2,624,743   $   259,642  $  (1,731,303)  $   3,125,882
                             ==============  ==============  ============  ===========  ==============  ==============

LIABILITIES:
Current liabilities          $         117   $       6,349   $   287,932   $    93,391  $          --   $     387,789
Intercompany payables                   --              --     2,602,032        66,869     (2,668,901)             --
Non-current liabilities              2,547          41,581       292,309        82,380             --         418,817
Long-term debt                          --              --            --            --             --              --
Liabilities subject to
  compromise                       365,961       1,919,457       203,344         3,454             --       2,492,216
Minority interests                      --             621           523           197             --           1,341

STOCKHOLDERS'
  EQUITY (DEFICIT)                (174,281)       (189,552)     (761,397)       13,351        937,598        (174,281)
                             --------------  --------------  ------------  -----------  --------------  --------------
                             $     194,344   $   1,778,456   $ 2,624,743   $   259,642  $  (1,731,303)  $   3,125,882
                             ==============  ==============  ============  ===========  ==============  ==============

                              CONDENSED COMBINED CONSOLIDATING STATEMENT OF CASH FLOWS
                                        THREE MONTHS ENDED NOVEMBER 30, 2000
                                                    (UNAUDITED)


                                           SAFETY-KLEEN                  SUBSIDIARY
                           SAFETY-KLEEN     SERVICES,      SUBSIDIARY       NON-                      CONSOLIDATED
In thousands                  CORP.            INC.        GUARANTORS    GUARANTORS   ELIMINATIONS       TOTALS
------------------------  --------------  --------------  ------------  ------------  -------------  --------------
Net cash provided by
  (used in) operating
  activities              $      58,310   $    (274,058)  $   234,182   $    18,037   $          --  $      36,471
                          --------------  --------------  ------------  ------------  -------------  --------------
Cash flows from
investing activities:

Proceeds from sales of
  property, plant and
  equipment                          --              --         1,977           440              --          2,417
Purchases of property,
  plant and equipment                --            (201)       (6,502)       (3,166)             --         (9,869)
Decrease (increase) in
  other assets                       --          (4,996)        4,381            (1)             --           (616)
                          --------------  --------------  ------------  ------------  -------------  --------------
Net cash used in
  investing activities               --          (5,197)         (144)       (2,727)             --         (8,068)
                          --------------  --------------  ------------  ------------  -------------  --------------
Cash flows from
  financing activities:
Change in intercompany
  accounts                      (54,282)        318,051      (257,533)       (6,236)             --             --
                          --------------  --------------  ------------  ------------  -------------  --------------
Net cash (used in)
  provided by
  financing activities          (54,282)        318,051      (257,533)       (6,236)             --             --
                          --------------  --------------  ------------  ------------  -------------  --------------
Effect of exchange rate
  changes on cash                (1,644)             --            --         1,154              --           (490)
                          --------------  --------------  ------------  ------------  -------------  --------------
Net increase (decrease)
  in cash and cash
  equivalents                     2,384          38,796       (23,495)       10,228              --         27,913
Cash and cash
  equivalents at:
Beginning of period               2,153          63,880         8,201        10,048              --         84,282
                          --------------  --------------  ------------  ------------  -------------  --------------
End of period             $       4,537   $     102,676   $   (15,294)  $    20,276   $          --  $     112,195
                          ==============  ==============  ============  ============  =============  ==============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The following discussion and analysis should be read in conjunction with the Company's unaudited Consolidated Financial Statements and related notes thereto contained in Part I of the report on Form 10-Q, as amended, and with the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended August 31, 2000, and the other information included elsewhere herein.

                      BUSINESS, ORGANIZATION AND BANKRUPTCY

Safety-Kleen Corp. (the "Registrant" or "Safety-Kleen") (collectively referred to with its subsidiaries as the "Company"), was incorporated in Delaware in 1978 as Rollins Environmental Services, Inc. ("Rollins"), later changed its name to Laidlaw Environmental Services, Inc. ("LESI") and subsequently changed its name to Safety-Kleen Corp. Through its Chemical Services and Branch Sales and Service divisions, the Company provides a range of services designed to collect, transport, process, recycle or dispose of hazardous and non-hazardous industrial and commercial waste streams. The Company provides these services in 50 states,
seven   Canadian   provinces,  Puerto  Rico,  Mexico   and  Saudi  Arabia  from
approximately  375  collection,  processing  and  other  locations.

Current management believes that the Company experienced substantial difficulties in the integration of the operations of Old Safety-Kleen with those of LESI following the acquisition of Old Safety-Kleen by LESI in 1998. The implementation of the Company's post-acquisition strategy to combine key elements of the more decentralized LESI business structure with that of the strongly centralized Old Safety-Kleen business, particularly in the United States, adversely affected post-acquisition operations and cash flows. Changing the existing regionalized LESI pricing structure to the more uniform national pricing structure of the Old Safety-Kleen business resulted in a reduction of the overall pricing realized by the Company. Converting several of LESI's service centers from profit centers with one manager to cost centers with two managers during fiscal 1999 and 2000 resulted in poor cost and pricing controls. Transferring the Old Safety-Kleen industrial waste collection business to a co-managed waste-collection offering diluted pricing and negatively impacted customer service. Requiring the use of Company owned waste disposal facilities, even when lower-cost, external options were available, resulted in higher overall operating costs.

Current management believes that the loss of key employees of the Old Safety-Kleen business due to post-acquisition strategies and the relocation of Old Safety-Kleen's corporate office from Elgin, Illinois to Columbia, South Carolina resulted in a significant loss of institutional knowledge concerning historical business practices of the Old Safety-Kleen business. Many of the internal accounting and operational information systems and processes that had historically been used to monitor and manage the costs and performance of the Old Safety-Kleen business were discontinued shortly after the acquisition and, to date, have not been satisfactorily replaced. In addition, significant difficulties in relocating and converting the Old Safety-Kleen's accounts receivable and cash application functions to the LESI headquarters in Columbia, South Carolina and, subsequently, converting to new accounts receivable software resulted in significant problems regarding customer billing, dispute resolution, cash application and, ultimately, cash realization. See "Uncertainties Related To The Company's Internal Controls" below.

On June 9, 2000, Safety-Kleen Corp. and 73 of its domestic subsidiaries (collectively, the "Debtors") filed voluntary petitions for relief (the "Chapter 11 Cases") under Chapter 11 of the United States Bankruptcy Code, 11 U.S.C. Sec.Sec. 101-1330, as amended (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The Chapter 11 Cases are being jointly administered, for procedural purposes only, before the Bankruptcy Court under Case No. 00-2303(PJW). Excluded from the filing were certain of Safety-Kleen's non-wholly owned domestic subsidiaries and all Safety-Kleen's indirect Canadian subsidiaries.

The Company has incurred and will continue to incur significant costs associated with the reorganization. The amount of these costs, which are being expensed as incurred, is expected to significantly affect future results until the Company emerges from its reorganization under the Chapter 11 proceedings.

The Company's Consolidated Financial Statements have been prepared on a going concern basis which contemplates continuity of operations, realization of assets, and payment of liabilities in the ordinary course of business and do not reflect adjustments that might result if the Debtors are unable to continue as going concerns. The Debtors' history of significant losses, deficit in stockholders' equity and their Chapter 11 filings, as well as issues related to compliance with debt covenants and financial assurance requirements raise substantial doubt about the Company's ability to continue as a going concern. The Debtors intend to file a plan or plans of reorganization with the Bankruptcy Court. Continuing as a going concern is dependent upon, among other things, the Debtors' formulation of a plan or plans of reorganization, the success of future business operations, and the generation of sufficient cash from operations and financing sources to meet the Debtors' obligations. The Consolidated Financial Statements do not reflect: (a) the realizable value of assets on a liquidation basis or their availability to satisfy liabilities; (b) aggregate pre-petition liability amounts that may be allowed for unrecorded claims or contingencies, or their status or priority; (c) the effect of any changes to the Debtors' capital structure or in the Debtors' business operations as the result of an approved plan or plans of reorganization; or (d) adjustments to the carrying value of assets (including goodwill and other intangibles) or liability amounts that may be necessary as the result of actions by the Bankruptcy Court.

The Company's Consolidated Financial Statements have been presented in conformity with the AICPA's Statement of Position 90-7, "Financial Reporting By Entities In Reorganization Under the Bankruptcy Code," ("SOP 90-7"). The statement requires a segregation of liabilities subject to compromise by the Bankruptcy Court as of the bankruptcy filing date and identification of all transactions and events that are directly associated with the reorganization of the Company.

                                  OTHER MATTERS

On September 5, 2001, the Bankruptcy Court entered an order approving employment and indemnification agreements with Ronald A. Rittenmeyer, who had been appointed to the Board of Directors of the Company in April 2001. At the same time, the Bankruptcy Court approved termination and consulting agreements with David E. Thomas, Jr. and Grover C. Wrenn. Under the employment and indemnification agreements, Mr. Rittenmeyer will become Chairman of the Board, President and Chief Executive Officer of the Company and Messrs. Thomas and Wrenn will be appointed non-executive Vice Chairmen of the Board of Directors. Messrs. Thomas and Wrenn co-managed the Company on an interim basis from March 6, 2000 through May 22, 2000, before being elected as Company officers. On May 4, 2000, Mr. Thomas was elected Chairman of the Board. On May 22, 2000, Mr. Thomas was elected Chief Executive Officer and Mr. Wrenn was elected President and Chief Operating Officer. On August 17, 2000, Larry W. Singleton, previously unaffiliated with the Company, was appointed Chief Financial Officer.

In addition to Mr. Rittenmeyer, three new independent outside directors have been named to the Board of Directors of the Company since March 2000. Kenneth
K. Chalmers was appointed in May 2000 and Peter E. Lengyel and David W. Wallace were each appointed in March 2001.

     INVESTIGATION OF FINANCIAL RESULTS; PREVIOUS RESTATEMENT OF CONSOLIDATED
                              FINANCIAL STATEMENTS

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

The Board appointed a special committee, consisting of four directors who were then independent outside directors of the Company, to conduct the internal investigation (the "Special Committee (Investigation)"). The Special Committee (Investigation) was later expanded to five directors, with the addition of one additional independent outside director. On September 13, 2001, the Board of Directors dissolved the Special Committee (Investigation) and established the Special Committee (Conflicts of Interest in Litigation). The Special Committee (Conflicts of Interest in Litigation) is authorized to manage all litigation involving the Company and a member of the Board of Directors. The new committee is comprised of Ronald A. Rittenmeyer, Kenneth K. Chalmers, Peter E. Lengyel and David W. Wallace, each of whom was appointed to the Board subsequent to March 6, 2000 and is not personally involved in such litigation. (see NOTE 7 - COMMITMENTS AND CONTINGENCIES, PART I, Item 1, "Matters Related to Investigation of Financial Results").

                   FISCAL 2000 QUARTERLY FINANCIAL INFORMATION

As previously reported in the Company's Form 10-K/A for the year ended August 31, 2000, the Company contracted with outside accountants, including Arthur Andersen LLP, and with other professionals to provide significant non-audit assistance to the Company's corporate and field accounting personnel. These professionals assisted with the account analysis, development of financial reporting systems and project management support, all which was necessary to prepare the Company's fiscal 1997 to 2000 Consolidated Financial Statements, related disclosures, and its fiscal 2000 Form 10-K/A. This effort included a comprehensive review of substantially all the accounts and resulted in a large number of adjustments affecting each of the respective periods. The impact of these adjustments on the annual financial statements is described in Note 2 of the fiscal 2000 Consolidated Financial Statements.

As disclosed in the Form 10-K/A filed on July 9, 2001 and referenced in the auditors' report, the quarterly financial information required by Item 302 of Regulation S-K was not included in the Form 10-K/A. The Company believes the adjustments to the financial statements have been reflected in the appropriate annual fiscal period, however, the Company did not spend additional time and money to undertake the extraordinary effort to apply all the adjustments to the appropriate interim fiscal quarter. Moreover, the Company has not undertaken to spend additional time and money preparing such quarterly information since the filing of the Form 10-K/A so comparative quarterly financial information for fiscal 2000, as required by Rule 10-01 of Regulation S-X, has not been included in this Form 10-Q/A.

RESULTS  OF  OPERATIONS

During the third quarter of fiscal 2000, the Company reorganized its operations along the lines of its two primary business activities-Chemical Services
and  Branch   Sales  and  Service.   The  Chemical  Services  Division  involves
the collection, treatment, transportation and disposal of hazardous and non-hazardous waste. The Company disposes of waste primarily through its network of thermal destruction incinerators, landfills and wastewater treatment facilities, in certain instances after accumulating and treating waste at Company-owned service centers. The Branch Sales and Service Division provides parts cleaner services and other services to automotive repair, commercial and manufacturing customers. These other services include, but are not limited to, hazardous and non-hazardous waste collection, treatment, recycling and disposal. The Chemical Services and Branch Sales and Service Divisions are managed independently and, effective with the aforementioned executive management transition, each reports separately to Mr. Rittenmeyer. The Company eliminates intersegment and intrasegment revenue in presenting consolidated financial results. The majority of intersegment revenue eliminations relate to the Chemical Services Division, which bills for the waste streams it receives from the Branch Sales and Service Division.

Set forth below are certain operating items expressed as a percentage of revenues:

                                                                           THREE MONTHS ENDED
                                                   NINE MONTHS   ------------------------------------------
                                                      ENDED        MAY 31,     FEBRUARY 28,   NOVEMBER 30,
                                                  MAY 31, 2001       2001          2001           2000
                                                  -------------  ------------  -------------  -------------
Revenues                                                 100.0%        100.0%         100.0%         100.0%
                                                  -------------  ------------  -------------  -------------
Expenses:
    Operating                                            83.1          84.9           81.1           83.3
    Depreciation and amortization                         9.3           9.0            9.4            9.5
    Selling, general and administrative                  17.9          18.3           18.1           17.2
    Provision for early facility closures                 4.0           0.0            9.5            2.5
                                                  -------------  ------------  -------------  -------------
                                                        114.3         112.2          118.1          112.5
                                                  -------------  ------------  -------------  -------------
Operating loss                                          (14.3)        (12.2)         (18.1)         (12.5)
Interest expense, net                                    (0.4)         (0.2)          (0.3)          (0.6)
Other income (expense)                                    0.0           0.1           (0.1)          (0.1)
                                                  -------------  ------------  -------------  -------------
Loss before reorganization items, income taxes
  and minority interests                                (14.7)        (12.3)         (18.5)         (13.2)
Reorganization items                                     (2.2)         (1.5)          (2.7)          (2.5)
                                                  -------------  ------------  -------------  -------------
Loss before income taxes and minority interests         (16.9)        (13.8)         (21.2)         (15.7)
Income tax (expense) benefit                             (0.2)         (0.5)          (0.3)           0.2
                                                  -------------  ------------  -------------  -------------
Loss before minority interests                          (17.1)        (14.3)         (21.5)         (15.5)
Minority interests                                        0.0           0.0            0.0            0.0
                                                  -------------  ------------  -------------  -------------
Loss before extraordinary item                          (17.1)        (14.3)         (21.5)         (15.5)
Extraordinary item, net of tax (early
  extinguishment of debt)                                 0.5           0.9            0.5            0.2
                                                  -------------  ------------  -------------  -------------
Net loss                                                (16.6)%       (13.4)%        (21.0)%        (15.3)%
                                                  =============  ============  =============  =============

          FISCAL 2001 OPERATIONS FOR THE NINE MONTHS ENDED MAY 31, 2001
          -------------------------------------------------------------

As discussed further in the quarter to quarter comparisons below, the Company's revenues during each of the three quarters during the nine months ended May 31, 2001 were comparable considering seasonal fluctuations typically experienced. The fluctuations for the Chemical Services and Branch Sales and Service Divisions are generally consistent with the consolidated trends.

The Company's operating loss of $160.0 million for the nine months ended May 31, 2001 includes the effect of several significant expenses resulting from a number of unusual events.

During the first six months of fiscal 2001, the Chemical Services Division decided to cease operations at two incinerators, a wastewater treatment facility and a transportation facility. As a result of these closures, the Company recorded a "Provision for early facility closures" of $44.8 million.

During the nine months ended May 31, 2001, the Company incurred approximately $42.1 million of auditing, non-audit contract accounting assistance, legal and other professional costs associated primarily with (i) the investigation, restatement and audits of its Consolidated Financial Statements for fiscal 1997 through 2000; (ii) a comprehensive review of all its major fiscal year 2001 general ledger accounts; (iii) the preparation of its unaudited Consolidated Financial Statements for the first nine months of fiscal 2001 and related Form 10-Q/A; (iv) other finance and accounting services; and (v) litigation and compliance matters and expenses related to the various investigations concerning the Company's previously reported financial results. These costs are classified as "Selling, general and administrative" expense in the Company's consolidated statements of operations.

The Company expects (i) the legal costs described above to decrease when the aforementioned matters are resolved, and (ii) the auditing and non-audit contract accounting costs to continue throughout the remainder of fiscal 2001 and for an indefinite period thereafter, although at a somewhat lower level, since the restatement and audit for fiscal years 1997 through 2000 was completed in July 2001. The Company expects these costs to be further reduced when its internal controls and processes are satisfactorily improved. See "Uncertainties Relating to the Company's Internal Controls" below.

In preparing the unaudited Consolidated Financial Statements for the first nine months of fiscal 2001, the Company recorded certain adjustments relating to periods prior to fiscal 2001, which have been reflected in the operating results for the three months ended November 30, 2000. These adjustments, which increased the net loss by approximately $11 million, related primarily to certain environmental, severance and other benefits liabilities, revenue and capitalized interest. The Company does not believe the adjustments are material to revenue, operating loss or net loss for fiscal 2000 and prior, or to the expected fiscal year 2001 annual results.

THREE MONTHS ENDED MAY 31, 2001 COMPARED TO THE THREE MONTHS ENDED FEBRUARY 28,
-------------------------------------------------------------------------------
                                      2001
                                      ----

REVENUES

Consolidated revenues increased $4.7 million to $374.6 million for the three months ended May 31, 2001, compared to $369.9 million for the three months ended February 28, 2001, with the following increase or decrease by business segment:
Chemical Services decreased 0.5% ($0.7 million); and Branch Sales and Service increased 2.4% ($6.0 million). The elimination of intersegment revenue increased $0.6 million for the three months ended May 31, 2001, compared to the three months ended February 28, 2001.

Chemical Services combined external and intersegment revenues for the three months ended May 31, 2001 were $135.5 million compared to $136.2 million for the three months ended February 28, 2001. The revenue decline from facility closures in the third quarter was modest due to the timing of the closures and the Company's ability to retain portions of the business. This decline was mostly offset by increased waste activity typically experienced during the warmer season. Chemical Services intersegment revenues were $12.2 million and $11.8 million for the three months ended May 31, 2001 and February 28, 2001, respectively.

The Branch Sales and Service combined external and intersegment revenues for the three months ended May 31, 2001, were $254.0 million compared to $248.0 million for the three months ended February 28, 2001. The increase in revenues from used oil collection services, oil re-refining sales, industrial waste collection services and additional services was partially offset by a decrease in revenues from parts cleaner services. Used oil collections are typically lower during the second quarter due to customer requirements. A shift to a higher revenue product mix and improved pricing favorably impacted the oil re-refining revenue in the three months ended May 31, 2001. The revenues from industrial waste collection services benefited from a non-recurring project related to wastewater transportation. The decline in revenues from parts cleaner services continues a trend that the Company believes results from sales to a maturing market. Branch Sales and Service intersegment revenues were $2.7 million and $2.5 million for the three months ended May 31, 2001 and February 28, 2001, respectively.

OPERATING  EXPENSES

Consolidated operating expenses for the three months ended May 31, 2001 were $318.0 million compared to $300.0 million for the three months ended February 28, 2001 with the following increase or decrease by business segment: Chemical Services decreased 4.6% ($5.1 million); Branch Sales and Service increased by 11.5% ($23.0 million); and corporate increased by $0.7 million.

Chemical Services combined external and intersegment operating expenses were $105.6 million (78.0% of revenues) for the three months ended May 31, 2001, compared to $110.7 million (81.3% of revenues) for the three months ended February 28, 2001. Costs incurred in the third quarter for scheduled incinerator overhauls were lower than such costs incurred in the second quarter. In addition, third quarter utility costs were lower than such costs in the second quarter because, during the third quarter, higher quantities of fuel-blended waste were incinerated, the residue from which reduces the need to purchase natural gas.

Branch Sales and Service combined external and intersegment operating expenses were $223.0 million (87.8% of revenues) for the three months ended May 31, 2001 compared to $200.0 million (80.7% of revenues) for the three months ended February 28, 2001. The increase in operating expenses was primarily attributable to (i) higher non-cash charges related to disposal of drums and equipment and related reserve adjustments; (ii) higher operating labor costs due to annual base compensation adjustments and higher commissions related to the higher revenue; (iii) higher cost of materials in oil re-refining resulting from rising prices and the cost of producing the higher revenue product mix discussed above; and (iv) higher fuel costs related to operating the internal transportation fleet.

Corporate operating expenses of $4.3 million for the three months ended May 31, 2001, were essentially unchanged compared to $3.6 million for the three months ended February 28, 2001. These expenses consist primarily of taxes (other than taxes on earnings), rental payments and other operating expenses.

DEPRECIATION  AND  AMORTIZATION  EXPENSE

Consolidated depreciation and amortization expense of $33.9 million for the three months ended May 31, 2001, was essentially unchanged compared to $34.7 million for the three months ended February 28, 2001.

SELLING,  GENERAL  AND  ADMINISTRATIVE  EXPENSES

Consolidated selling, general and administrative expenses of $68.7 million for the three months ended May 31, 2001, were essentially unchanged compared to $66.8 million for the three months ended February 28, 2001. This increase of $1.9 million includes an increase in professional fees (as more fully discussed above) and certain other corporate costs.

PROVISION  FOR  EARLY  FACILITY  CLOSURES

As described above, the Company decided to cease operations at several of its locations during fiscal 2001. The charge of $35.3 million in the three months ended February 28, 2001, represents the estimated closure/post-closure costs associated with the cessation of operations at the Bridgeport incinerator and Hilliard wastewater treatment facilities.

INTEREST  EXPENSE,  NET

Consolidated interest expense was $0.9 million and $1.3 million for the three months ended May 31, 2001 and February 28, 2001, respectively. Interest expense principally represents the interest on the Canadian portion of the outstanding balance of the Company's Credit Facility, for which the interest rate is based on the Canadian Prime Rate or Canadian Bankers Acceptance, both being variable in nature. In accordance with SOP 90-7, interest on the domestic pre-petition debt has not been accrued for financial statement purposes since the date of the Chapter 11 filing. Contractual interest expense of $60.3 million and $63.8 million for the three months ended May 31, 2001 and February 28, 2001, respectively, has not been accrued in the accompanying Consolidated Financial Statements. No interest payments have been made on either Canadian or domestic debt for the three months ending May 31, 2001, and February 28, 2001.

REORGANIZATION  ITEMS

Consolidated reorganization items as reported in the accompanying consolidated statements of operations are comprised of income and expense items that were realized or incurred by the Debtors as a direct result of the Company's decision to reorganize under Chapter 11 (See Note 4 of Notes to Consolidated Financial Statements). Reorganization items were $5.5 million for the three months ended May 31, 2001 compared to $9.8 million for the three months ended February 28, 2001. Most of this change is due to a decrease in professional services directly related to the Chapter 11 filing.

INCOME  TAXES

The consolidated income tax provision reflects foreign taxes payable of $2.1 million for the three months ended May 31, 2001 and $0.5 million for the three months ended February 28, 2001, plus net deferred tax expense of $0.6 million for the three months ended February 28, 2001.

EXTRAORDINARY  ITEMS  (EARLY  EXTINGUISHMENT  OF  DEBT)

The Company, pursuant to Bankruptcy Court approval, has settled certain pre-petition trade accounts payable claims during the first nine months of fiscal 2001. Under the terms of these settlements, the Company paid certain vendors less than the amount recorded in the Company's financial records as being owed to the vendors as of the date of the Chapter 11 filing. The Company has reported the resulting gain from the early extinguishment of this debt as an extraordinary item. The consolidated gains from these settlements amounted to $3.3 million and $1.8 million for the three months ended May 31, 2001 and February 28, 2001, respectively. No income tax provision or benefit with respect to these items is required.

THREE MONTHS ENDED FEBRUARY 28, 2001 COMPARED TO THE THREE MONTHS ENDED NOVEMBER
--------------------------------------------------------------------------------
                                    30, 2000
                                    --------

REVENUES

Consolidated revenues decreased $7.0 million to $369.9 million for the three months ended February 28, 2001 compared to $376.9 million for the three months ended November 30, 2000, with the following decrease by business segment:
Chemical Services decreased 2.0% ($2.8 million); and Branch Sales and Service decreased 3.5% ($8.9 million). The elimination of intersegment revenue decreased $4.7 million for the three months ended February 28, 2001 compared to the three months ended November 30, 2000.

Chemical Services combined external and intersegment revenues for the three months ended February 28, 2001, were $136.2 million compared to $139.0 million for the three months ended November 30, 2000. This decline was mainly attributable to the rejection by the Company, in its Chapter 11 proceedings, of a major transportation contract and the seasonal decrease typically occurring during the colder months. Chemical Services' intersegment revenues were $11.8 million and $16.3 million for the three months ended February 28, 2001 and November 30, 2000, respectively.

Branch Sales and Service combined external and intersegment revenues for the three months ended February 28, 2001, were $248.0 million compared to $256.9 million for the three months ended November 30, 2000. The decrease in revenues was primarily in used oil collection and oil re-refining, which was the result of lower volumes of used oil collected and sold as fuel or re-refined oil. The used oil collection business typically has lower collections during that time of year due to customer requirements. Oil re-refining revenues were higher in the first quarter due to an effort to sell existing inventories in an environment of rising commodity pricing. Branch Sales and Service intersegment revenues were $2.5 million and $2.7 million for the three months ended February 28, 2001 and November 30, 2000, respectively.

OPERATING  EXPENSES

Consolidated operating expenses for the three months ended February 28, 2001 were $300.0 million compared to $313.8 million for the three months ended November 30, 2000 with the following increase or decrease by business segment:
Chemical Services decreased 9.3% ($11.4 million); Branch Sales and Service decreased 3.8% ($8.0 million); and corporate increased by 33.3% ($0.9 million).

Chemical Services combined external and intersegment operating expenses were $110.7 million (81.3% of revenues) for the three months ended February 28, 2001, compared to $122.1 million (87.8% of revenue) for the three months ended November 30, 2000. This decrease is primarily due to the effect of recording in the first quarter certain adjustments relating to periods prior to fiscal 2001, primarily for the correction of certain environmental liabilities. No such charges were recorded in the second quarter.

Branch Sales and Service combined external and intersegment operating expenses were $200.0 million (80.7% of revenues) for the three months ended February 28, 2001 compared to $208.0 million (80.9% of revenues) for the three months ended November 30, 2000. The decrease is primarily due to lower non-cash charges in the second quarter related to disposal of drums and equipment.

Corporate operating expenses of $3.6 million for the three months ended February 28, 2001, were essentially unchanged compared to $2.7 million for the three months ended November 30, 2000. These expenses consist primarily of taxes, (other than taxes on earnings), rental payments and other operating expenses.

DEPRECIATION  AND  AMORTIZATION  EXPENSE

Consolidated depreciation and amortization expense of $34.7 million for the three months ended February 28, 2001, was essentially unchanged compared to $35.9 million for the three months ended November 30, 2000.

SELLING,  GENERAL  AND  ADMINISTRATIVE  EXPENSES

Consolidated selling, general and administrative expenses were $66.8 million for the three months ended February 28, 2001 compared to $64.9 million for the three months ended November 30, 2000. This increase of $1.9 million results primarily from an increase in professional fees.

PROVISION  FOR  EARLY  FACILITY  CLOSURES

During the three months ended February 28, 2001, the Company decided to cease operations at its Bridgeport incinerator and Hilliard wastewater treatment facilities. The charge of $35.3 million in the three months ended February 28, 2001, represents the estimated closure/post-closure costs associated with the cessation of operations at its Bridgeport incinerator and Hilliard wastewater treatment facilities. During the three months ended November 30, 2000, the Company ceased operations at its Coffeyville incinerator and Burton transportation facilities, which resulted in a charge of $9.5 million for the associated closure/post-closure costs.

INTEREST  EXPENSE,  NET

Consolidated interest expense was $1.3 million and $2.3 million for the three months ended February 28, 2001 and November 30, 2000, respectively. Interest expense principally represents the interest on the Canadian portion of the outstanding balance of the Company's Credit Facility, for which the interest rate is based on the Canadian Prime Rate or Canadian Bankers Acceptance, both being variable in nature. In accordance with SOP 90-7, interest on the domestic pre-petition debt has not been accrued for financial statement purposes since the date of the Chapter 11 filing. Contractual interest expense of $63.8 million and $65.6 million for the three months ended February 28, 2001 and November 30, 2000, respectively, has not been accrued in the accompanying Consolidated Financial Statements. No interest payments have been made on either Canadian or domestic debt for the three months ending February 28, 2001, and November 30, 2000.

REORGANIZATION  ITEMS

Consolidated reorganization items as reported in the accompanying consolidated statement of operations are comprised of income, expense and loss items that were realized or incurred by the Debtors as a direct result of the Company's decision to reorganize under Chapter 11. (See Note 4 of Notes to Consolidated Financial Statements). Reorganization items were $9.8 million for the three months ended February 28, 2001, compared to $9.4 million for the three months ended November 30, 2000.

INCOME  TAXES

The consolidated income tax provision reflects foreign taxes payable of $0.5 million and $1.4 million, plus other net deferred tax expenses of $0.6 million and net deferred tax benefits of $2.0 million for the three months ended February 28, 2001 and November 30, 2000, respectively.

EXTRAORDINARY  ITEMS  (EARLY  EXTINGUISHMENT  OF  DEBT)

The Company, pursuant to Bankruptcy Court approval, has settled certain pre-petition trade accounts payable claims during the first nine months of fiscal 2001. Under the terms of these settlements, the Company paid certain vendors less than the amount recorded in the Company's financial records as being owed to the vendors as of the date of the Chapter 11 filing. The Company has reported the resulting gain from the early extinguishment of this debt as an extraordinary item. The consolidated gains from these settlements amounted to $1.8 million and $0.7 million for the three months ended February 28, 2001 and November 30, 2000, respectively. No income tax provision or benefit with respect to these items is required.

                         LIQUIDITY AND CAPITAL RESOURCES

BANKRUPTCY

The matters described under this caption "Liquidity and Capital Resources", to the extent that they relate to future events or expectations, may be significantly affected by the Chapter 11 proceedings. These proceedings will involve, or result in, (i) various restrictions on the Company's activities;
(ii) limitations on financing; (iii) the need to obtain Bankruptcy Court approval for various matters; and (iv) uncertainty as to relationships with vendors, suppliers, customers and others with whom the Company may conduct or seek to conduct business.

CASH  AND  CASH  EQUIVALENTS

The Company's primary sources of liquidity are cash flows from operations, existing cash, proceeds from the sale of non-core assets and businesses and the DIP Facility.

As of August 31, 2001 and as described below, the Company has approximately $41.0 million of remaining cash borrowing availability of which up to $26.0 million of letter of credit availability remains under the terms of its DIP Facility. The Company currently plans to use a substantial portion of this liquidity to meet its operating, capital expenditure, financial assurance and environmental liability requirements. The Company has begun to negotiate an increase in the availability under the DIP Facility to accommodate expected letter of credit needs related to financial assurance requirements. While the Company believes it has sufficient cash and credit to meet its current operating, capital expenditure and environmental liability requirements, there will likely be additional financing required to meet all of the Company's needs (including financing assurance requirements) and there can be no assurance that any such additional financing will be obtained.

CASH  FLOWS  FROM  OPERATIONS

During the first three fiscal quarters of 2001, cash increased $33.5 million compared to the balance at August 31, 2000. This increase is attributed primarily to (i) improvements in its accounts receivable aging; (ii) the timing of payments on certain accrued liabilities such as professional fees, payroll and related costs, property taxes and other operating items; and (iii) continued suspension of interest payments on pre-petition and Canadian debt.

Consolidated net cash flow from operations subsequent to May 31, 2001 (i) will need to accommodate substantially increased costs to replace certain financial assurance programs; (ii) will need to fund the payment of the accrued liabilities noted above as they become due; (iii) could be affected by the potential loss of "event-based" business in the Chemical Services Division; and
(iv) will need to fund the cash requirements for the deactivation and closure of certain facilities.

CASH  FLOWS  FROM  INVESTING  ACTIVITIES

The Company operates in an industry that requires a high level of capital investment. The Company's capital investment requirements primarily relate to
(i) trucks and other vehicles; (ii) equipment at customer locations; (iii) computer related technology; (iv) equipment at waste collection and disposal facilities; and (v) construction and expansion of its landfill sites. Capital expenditures through May 31, 2001 totaled $44.9 million. During the first nine months of fiscal 2001, the Company deferred non-essential capital expenditures. However, in fiscal 2002 and beyond, the Company expects capital expenditure requirements to significantly increase over the spending levels of fiscal 2001, primarily due to a return to more normal operating requirements and the need to comply with new regulatory requirements for incinerators. In addition, the Company expects to upgrade certain of the Company's Branch Sales and Service transportation fleet and oil re-refining facilities in fiscal 2001 and beyond.

EBITDA  ANALYSIS

Management evaluates the Company's performance using several factors, of which the primary financial measure is operating income before depreciation and amortization and the provision for early facility closures ("EBITDA"). EBITDA is adjusted by adding back certain other non-cash charges which management believes are similar to depreciation and amortization. This adjusted
EBITDA   measure  is  used  by  the  Company  to  plan  for  its  environmental, capital expenditure and other requirements. Further adjustments are made for significant items that, in management's opinion, are unusual and affect the applicable period.

A summary of quarterly EBITDA reflecting these additional management adjustments is as follows (in thousands):

                                                                                     THREE MONTHS ENDED
                                                                        --------------------------------------------
                                                    NINE MONTHS ENDED      MAY 31,     FEBRUARY 28,    NOVEMBER 30,
                                                      MAY 31, 2001          2001           2001            2000
                                                   -------------------  -------------  -------------  --------------
EBITDA                                             $          (10,795)  $    (12,027)  $       2,983  $      (1,751)

Loss on disposal of equipment (non-cash)                       15,802          6,134           4,207          5,461
Provision for environmental liabilities (non-cash)             19,162          4,205           3,942         11,015
                                                   -------------------  -------------  -------------  --------------

Adjusted EBITDA                                                24,169         (1,688)         11,132         14,725

Unusual items:
    Accounting, legal, consulting and other costs              42,150         15,186          14,649         12,315
                                                   -------------------  -------------  -------------  --------------

Adjusted EBITDA after unusual items                $           66,319   $     13,498   $      25,781  $      27,040
                                                   ===================  =============  =============  ==============

Capital expenditures were $44.9 million and environmental spending totaled $14.9 million for the nine months ended May 31, 2001.

DIP  FACILITY

On July 19, 2000, the Bankruptcy Court granted final approval of a one-year $100.0 million Revolving Credit, Term Loan, and Guaranty Agreement underwritten by the Toronto Dominion Bank as general administrative agent and the CIT Group, Inc. as collateral agent (the "DIP Facility") with sublimits for letters of credit of $35.0 million. The actual amount available under the DIP Facility is subject to a borrowing base computation. Subsequently, the DIP Facility has been amended on six occasions. The fifth amendment and agreement dated as of August 6, 2001, increased the sublimits for letters of credit to $75.0 million. Unless amended, the DIP Facility matures on the earlier of January 31, 2002 or the effective date of the plan of reorganization.

Proceeds from the DIP Facility may be used to fund post-petition working capital and for other general corporate purposes during the term of the DIP Facility and to pay certain pre-petition claims, including those of critical vendors. The $75.0 million sublimit on letters of credit is further stratified into $40.0 million available for auto liability, general liability and worker's compensation insurance for fiscal years 2001 and 2002; $15.0 million for performance bonding; and $30.0 million for additional financial assurance with respect to certain facilities.

By October 15, 2001, the Company has agreed to discuss modifications to the DIP Facility to include financial covenants, including capital expenditure limitations. As of September 10, 2001, no amounts had been drawn on the DIP Facility and approximately $49.0 million of letters of credit had been issued. In addition, the Company had approximately $41.0 million available under the DIP Facility. The Company has agreed to increase, in stages, the amounts currently posted by an additional $11.0 million through January 1, 2002. In addition, the Company has agreed to post an additional $15.0 million of letters of credit by September 30, 2001 with respect to existing financial assurance arrangements. The Company is currently negotiating an increase in the DIP Facility in order to accommodate these and other letter of credit requirements. The Debtors are jointly and severally liable under the DIP Facility.

The DIP Facility benefits from superpriority claims status as provided for under the Bankruptcy Code. A superpriority claim is senior to unsecured pre-petition claims and all other administrative expenses incurred in a Chapter 11 case. As security, the DIP Facility lenders were granted certain priority, perfected liens on certain of the Debtors' assets. Pursuant to the final order approving the DIP Facility, such liens are not subordinate to or pari passu with any other lien or security interest. Pursuant to an agreement with the Company's new Chief Executive Officer, obligations under his employment contract with the Company are generally pari passu with liens pursuant to the DIP Facility.

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

Subsequent to August 31, 2000, the Company failed to comply with certain affirmative covenants within its DIP Facility, primarily related to providing audited financial statements by specified dates, for which waivers of non-compliance were received. In addition, subsequent to May 31, 2001, the Company failed to provide certain preliminary plan of reorganization
information,  for  which   waivers  of  non-compliance  have  been  received.

FINANCIAL  ASSURANCE

On August 7, 2001, the Company obtained the collateral necessary to enable it to replace Frontier Insurance Company ("Frontier") surety bonds at more than 100 facilities, pursuant to Bankruptcy Court approval obtained on July 11, 2001. Several states already have approved the replacement insurance policies, which Indian Harbor Insurance Company has issued, and in those states the Company now has financial assurance coverage that complies with applicable law. The Company expects the remaining affected states and the EPA to approve the Indian Harbor policies in the near future.

The Company understands that, on August 27, 2001, Frontier entered a rehabilitation proceeding that the New York Superintendent of Insurance will administer pursuant to New York law. The Company further understands that in such a proceeding, the Superintendent takes possession of the property of Frontier and conducts its business. Because Frontier continues to provide substantial amounts of financial assurance coverage at various facilities that the Company and its subsidiaries own and operate, the Company is investigating the extent to which, if at all, the New York rehabilitation proceeding will impact the rights of the Company or the states or EPA with respect to these financial assurance surety bonds. The Company has not been notified of any change in the validity of such bonds.

The State of Texas had set May 31, 2001 as the deadline for replacement of Frontier coverage in that state. The Company and its subsidiaries did not meet that deadline. On June 1, 2001, the State of Texas notified the Company and its affected subsidiaries that it intended to (i) seek substantial penalties for the failure to have compliant financial assurance; (ii) deny certain pending permit renewal and modification applications; and (iii) revoke the registration of some of the used oil facilities that the Company and its subsidiaries operate in Texas. On August 21, 2001, the Bankruptcy Court approved a settlement agreement between the Company and certain of its subsidiaries and the State of Texas with respect to financial assurance (and other matters) in that state. Having obtained Court approval, the Company is implementing that settlement agreement and now has compliant financial assurance where required at all the facilities that it or its subsidiaries own and/or operate in Texas. The Company, through one of its subsidiaries, has paid a penalty of $1.5 million in connection with such settlement agreement.

As described in greater detail in NOTE 7 - COMMITMENTS AND CONTINGENCIES, PART I, Item 1, "Financial Assurance Issues", in the accompanying Consolidated Financial Statements, the Company currently is subject to a Consent Agreement and Final Order with EPA (and similar agreements in certain other states) requiring the replacement of Frontier at additional facilities on September 30, 2001, although the EPA staff has agreed to an extended deadline of October 18, 2001. The Company anticipates seeking Court approval for the replacement of Frontier at some of these facilities and is seeking additional time (beyond October 18, 2001) from EPA and the affected states for the replacement of Frontier at other facilities, many of which already are closed. Negotiations regarding the Company's request are underway. If these negotiations do not succeed, the active facilities for which Frontier continues to provide coverage (located primarily in Utah and Colorado) may be required to close and the Company may be subject to further penalties.

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

                     FACTORS THAT MAY AFFECT FUTURE RESULTS

The provisions of the Private Securities Litigation Reform Act of 1995 (the "Act") provide companies with a "safe harbor" when making forward-looking statements. This "safe harbor" encourages companies to provide prospective information about their companies without fear of litigation. The Company wishes to take advantage of the "safe harbor" provisions of the Act and is including this section in its Quarterly Report on Form 10-Q/A in order to do
so. Statements that are not historical facts, including statements about management's expectations for fiscal year 2001 and beyond, are forward-looking statements and involve various risks and uncertainties. Factors that could cause the Company's actual results to differ materially from management's projections, forecasts, estimates and expectations include, but are not limited to, the following:

UNCERTAINTIES  RELATING  TO  THE  COMPANY'S  INTERNAL  CONTROLS

The Company has identified numerous issues that will be critical to a successful reorganization. In addition to these efforts, and as part of the comprehensive internal review of its accounting records conducted in connection with the restatement process, the Company identified material deficiencies in many of its financial systems, processes and related internal controls and commenced a long-term program to correct these conditions.

During the first nine months of fiscal 2001, the Company contracted with outside accountants, including Arthur Andersen LLP, and other professionals to provide significant non-audit assistance to the Company's corporate and field accounting personnel. These professionals assisted with the account analysis, development of financial reporting systems and project management support, all which was necessary to prepare the Company's Consolidated Financial Statements, related disclosures and other information requirements of this Form 10-Q/A and fiscal 2000 Form 10-K/A. During this same period, the Company began taking steps to develop a comprehensive program that, over time, will establish a satisfactory system of internal controls and a timely and reliable financial reporting process.

The Company will continue to utilize substantial internal and supplemental external resources until it is satisfied that its internal controls no longer contain material weaknesses and it is capable of preparing timely and reliable financial reporting. In closing its books and records through May 31, 2001, the Company has posted to its general ledger system the large number of adjusting journal entries resulting from its internal accounting review through August 31, 2000. In addition to updating its general ledger, the Company has reviewed its accounting records for the first nine months of fiscal 2001, including the effects of applying any changes to its accounting policies from the fiscal 1997 to 2000 review, to its current results. The Company will incur significant costs and require extraordinary efforts to close its books at each interim and annual period in order to produce reliable financial statements.

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

UNCERTAINTIES  RELATING  TO  BANKRUPTCY  PROCEEDINGS

The Company's future results are dependent upon the Company's successfully confirming and implementing a plan or plans of reorganization. The Company has not yet submitted a plan or plans to the Bankruptcy Court for approval and cannot make any assurance that it will be able to obtain any such approval in a timely manner. Failure to obtain this approval in a timely manner could adversely affect the Company's operating results, its ability to obtain financing to fund its operations and its relations with its customers may be harmed by protracted bankruptcy proceedings. Furthermore, the Company cannot predict the ultimate amount of all settlement terms for the liabilities of the Company that will be subject to a plan of reorganization.

As of August 31, 2001, proofs of claim in the approximate amount of $174.0 billion have been filed against the Company and its affiliates by, among others, secured creditors, unsecured creditors and security holders. The Company believes that the amount of these claims that are in excess of the $2.5 billion recorded as "Liabilities subject to compromise" in the accompanying Consolidated Financial Statements as of May 31, 2001 are duplicative or without merit and will not have a material effect on the Consolidated Financial Statements. The Company is in the process of reviewing the proofs of claim and once this process is complete, will file appropriate objections to the claims in the Bankruptcy Court. As of August 31, 2001, the Company believes it has identified approximately $170.8 billion of such claims which are duplicative or without merit.

Once a plan or plans of reorganization is approved and implemented, the Company's operating results may be adversely affected by the possible reluctance of prospective lenders and customers to do business with a Company that recently emerged from bankruptcy proceedings. The Company believes that its revenue since the date of the filing is being adversely impacted by the Chapter 11 cases, particularly with respect to "event-based" business in the Chemical Services Division.

EFFECT  OF  LAIDLAW'S  FINANCIAL  SITUATION  ON  THE  COMPANY

On June 28, 2001, Laidlaw Inc. and five of its subsidiary holding companies, Laidlaw Investments Ltd., Laidlaw International Finance Corporation, Laidlaw One, Inc., Laidlaw Transportation, Inc. and Laidlaw USA, Inc. (collectively, "Laidlaw") filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Western District of New York. On the same day, Laidlaw Inc. and Laidlaw Investments Ltd. filed cases under the Canada Companies' Creditors Arrangement Act (CCAA) in the Ontario Superior Court of Justice in Toronto, Ontario. As a result of Laidlaw's filings, claims and causes of action the Company may have against Laidlaw may be subject to compromise in Laidlaw's Chapter 11 or CCAA proceedings.

The Company is unable to predict the outcome or impact of these matters and there can be no assurance that they will not have a material adverse effect on the Company and its operations.

LEVERAGE

The Company is currently in default under its senior debt obligations, which are substantial. During the pendency of its bankruptcy proceedings, the Company may only obtain additional debt financing with the approval of the Bankruptcy Court, and has already obtained $100.0 million in such debt financing through the DIP Facility discussed above. To date, there have been no cash borrowings against this $100.0 million DIP Facility. As of September 10, 2001, letters of credit in the aggregate amount of approximately $49.0 million have been issued under the DIP Facility. The total remaining availability under the DIP Facility is approximately $41.0 million, of which up to $26.0 million is available for letters of credit. Depending on the resolution of its bankruptcy proceedings and the plan or plans of reorganization adopted, the Company could emerge from bankruptcy highly leveraged with substantial debt service obligations, including, as discussed above, obligations or commitments regarding financial assurance requirements. Thus the Company is particularly susceptible to adverse changes in its industry, the economy and the financial markets. In addition, the Company's ability to obtain additional debt financing may be limited by restrictive covenants under the terms of credit agreements and any other debt instruments. Those limits on financing may restrict the Company's ability to service its debt obligations through additional debt financing if cash flow from operations is insufficient to service such obligations. Unless amended, the DIP Facility matures on the earlier of January 31, 2002, or the effective date of a plan of reorganization.

ENVIRONMENTAL  REGULATION  AND  LEGAL  PROCEEDINGS

The Company's operations are subject to certain federal, state, and local requirements, which regulate health, safety, environment, zoning and land-use. Operating and other permits are generally required for incinerators, landfills, transfer and storage facilities, certain collection vehicles, storage tanks and other facilities owned or operated by the Company, and these permits are subject to revocation, modification and renewal. Although the Company believes that its facilities meet federal, state and local requirements in all material respects (except for financial assurance matters described below) and have all the required operating and other permits, it may be necessary to expend considerable time, effort and money to keep existing or acquired facilities in compliance with applicable requirements, including new regulations, and to maintain existing permits and approvals and to obtain the permits and approvals necessary to increase their capacity.

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

The Company is a party to environmental and other litigation, claims and administrative proceedings arising from its operations. The Company is unable to predict the outcome or impact of these matters and there can be no assurance that they will not have a material adverse effect on the Company and its operations.

The Company believes that many of the claims and litigation matters described above are subject to resolution in its Bankruptcy proceedings. The outcomes of such proceedings are unknown and subject to a number of uncertainties as described above.

MATTERS  RELATED  TO  INVESTIGATION  OF  FINANCIAL  RESULTS

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

REVIEW  FOR  IMPAIRMENTS

During the fourth quarter of fiscal 2001, the Company completed its operating budget for the fiscal year 2002 and updated its five-year plan for the fiscal years 2002 to 2006. The Company is in the process of updating its comprehensive assessment for impairment of its long-lived assets based, in part, on the completed budget and plans. If additional impairment charges are required once this assessment is complete, these charges will be recorded in the fourth quarter of fiscal 2001.

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RICK

For the nine months ended May 31, 2001, there have been no material changes in the Company's market risk. Information relating to the Company's market risk at August 31, 2000 is included in the Company's Annual Report on Form 10-K/A filed on July 9, 2001.

                           PART II - OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS.

Except as herein set forth, there have been no additional significant legal proceedings or any material changes in the legal proceedings other than as reported in PART II, Item 3 of the Company's Report on Form 10-K/A for the twelve months ended August 31, 2000 filed July 9, 2001.


CHAPTER  11  FILING

On September 5, 2001, the Bankruptcy Court entered an order approving employment and indemnification agreements with Ronald A. Rittenmeyer, who had been appointed to the Board of Directors of the Company in April 2001. At the same time, the Bankruptcy Court approved termination and consulting agreements with David E. Thomas, Jr. and Grover C. Wrenn. Under the employment and indemnification agreements, Mr. Rittenmeyer will become Chairman of the Board, President and Chief Executive Officer of the Company and Messrs. Thomas and Wrenn will remain on the Board of Directors as non-executive Vice Chairmen and will be available to consult with the Board of Directors and Mr. Rittenmeyer as needed on specific issues.

On August 21, 2001, the Bankruptcy Court entered an Order approving a Consent Agreement between the Company and certain of its subsidiaries and the Texas Natural Resources Conservation Commission (the "Texas Consent Agreement"). The Texas Consent Agreement is a parallel agreement as is contemplated in the Amended Consent Agreement between the Environmental Protection Agency and the Company and certain of its subsidiaries previously approved by the Bankruptcy Court and Texas is a parallel action state as is contemplated in that agreement. The Texas Consent Agreement represents a comprehensive settlement between the Debtors and the Texas Natural Resources Commission (the "TNRCC") settling various environmental claims and civil administrative actions asserted by the TNRCC. In connection with the Texas Consent Agreement, the Company, through one of its subsidiaries, has paid an administrative penalty in the amount of $1.5 million in settlement of various violations related to the failure to provide compliant financial assurance for alleged hazardous waste violations in the State of Texas.

On August 21, 2001, the Bankruptcy Court approved a motion permitting the Company to continue to advance certain legal defense costs to certain employees in connection with the investigations being conducted by the Securities and Exchange Commission and the U.S. Attorney's Office.

MATTERS  RELATED  TO  INVESTIGATION  OF  FINANCIAL  RESULTS

On September 13, 2001, the Board of Directors dissolved the Special Committee (Investigation) and established the Special Committee (Conflicts of Interest in Litigation). The Special Committee (Conflicts of Interest in Litigation) is authorized to manage all litigation involving the Company and a member of the Board of Directors. The new committee is comprised of Ronald A. Rittenmeyer, Kenneth K. Chalmers, Peter E. Lengyel and David W. Wallace, each of whom was appointed to the Board subsequent to March 6, 2000 and is not personally involved in such litigation.

On March 5, 2001, a class action captioned Eaton Vance Distributors, Inc., T. Rowe Price Associates, Inc., Delaware Investment Advisors, John Hancock Funds, Inc., and Putnam Investments, Inc., v. Kenneth W. Winger, Laidlaw Inc. John R. Grainger, James R. Bullock, Paul R. Humphreys, John Rollins, Sr., John W. Rollins, Jr., Leslie W. Haworth, David E. Thomas, Jr., Henry B. Tippie, James L. Wareham, Grover C. Wrenn, Michael J. Bragagnolo and Henry H. Taylor, Case No. 01AS01376, was filed in the Superior Court of the State of California, County of Sacramento. The plaintiffs purchased or acquired certain bonds issued by the California Pollution Control Financing Authority on July 1, 1997, secured by an indenture agreement with Laidlaw Environmental Services, Inc. and its successor Safety-Kleen Corp., in their initial offering on July 1, 1997, and retained through March 6, 2000. The bonds were entitled Pollution Control Refunding Revenue Bonds due July 1, 2007. The plaintiffs allege, among other things, that the defendants made written or oral communications containing material false statements or omissions and violated certain state securities laws and common law. The plaintiffs seek to recover compensatory damages in the amount of approximately $21.7 million and punitive damages in the amount of approximately $65.2 million, as well as related relief. Although the Company is not a party to this action, certain of the individual defendants, who are present or former officers or directors of the Company, may make demands to be indemnified by the Company in connection with the action. A motion to quash the complaint, on behalf of David E. Thomas, John W. Rollins, Jr., the Estate of John W. Rollins, Sr., James L. Wareham, Grover C. Wrenn, and Henry B. Tippie was filed on August 27, 2001. On behalf of Mr. Taylor, a motion to quash service of the summons was filed on September 4, 2001.

FINANCIAL  ASSURANCE  ISSUES

On August 7, 2001, the Company obtained the letter of credit necessary to enable it to replace Frontier Insurance Company ("Frontier") surety bonds at more than 100 facilities, pursuant to Bankruptcy Court approval obtained on July 11, 2001. Several states already have approved the replacement insurance policies, which Indian Harbor Insurance Company has issued, and in those states the Company now has financial assurance coverage that complies with applicable law. The Company expects the remaining affected states and the United States Environmental Protection Agency ("EPA") to approve the Indian Harbor policies in the near future.

The Company understands that, on August 27, 2001, Frontier entered a rehabilitation proceeding that the New York Superintendent of Insurance will administer pursuant to New York law. The Company further understands that in such a proceeding, the Superintendent takes possession of the property of Frontier and conducts its business. Because Frontier continues to provide substantial amounts of financial assurance coverage at various facilities that the Company and its subsidiaries own and operate, the Company is investigating the extent to which, if at all, the New York rehabilitation proceeding will impact the rights of the Company or the states or EPA with respect to these financial assurance surety bonds. The Company has not been notified of any change in the validity of such bonds.

As noted above under Chapter 11 Filing, on August 21, 2001, the Bankruptcy Court approved the settlement agreement between the Company and certain of its subsidiaries and the State of Texas with respect to financial assurance (and other matters) in that state. Having now obtained Court approval, the Company is implementing that settlement agreement and now has compliant financial assurance where required at all the facilities that it or its subsidiaries own and operate in Texas.

As described in greater detail in the Company's Annual Report on Form 10-K/A for the fiscal year ended August 31, 2000, the Company currently is subject to a Consent Agreement and Final Order with EPA (and similar agreements in certain other states) requiring the replacement of Frontier at additional facilities on September 30, 2001, although the EPA staff has agreed to an extended deadline of October 18, 2001. The Company anticipates seeking Court approval for the replacement of Frontier at some of these facilities and is seeking additional time (beyond October 18, 2001) from EPA and the affected states for the replacement of Frontier at other facilities, many of which already are closed. Negotiations regarding the Company's request are underway. If these negotiations do not succeed, the active facilities for which Frontier continues to provide coverage (located primarily in Utah and Colorado) may be required to close and the Company also may be subject to further penalties.

GENERAL

The Company's hazardous and industrial waste services are continuously regulated by federal, state, provincial and local laws enacted to regulate the discharge of materials into the environment or primarily for the purpose of protecting the environment. This inherent regulation of the Company necessarily results in its frequently becoming a party to judicial or administrative proceedings involving all levels of governmental authorities and other interested parties. The issues that are involved generally relate to applications for permits and licenses by the Company and their conformity with legal requirements and alleged violations of existing permits and licenses. At September 14, 2001, subsidiaries of the Company were involved in nine proceedings in which a governmental authority is a party relating primarily to activities at waste treatment, storage and disposal facilities where the Company believes sanctions involved in each instance may exceed $100,000.

In the United States, CERCLA imposes financial liability on persons who are responsible for the release of hazardous substances into the environment. Present and past owners and operators of sites which release hazardous substances, as well as generators, disposal arrangers and transporters of the waste material, may be strictly, jointly and severally liable for remediation costs and natural resources damage. At September 10, 2001, the Company had identified 60 active federal or state-run CERCLA sites where the Company is a potentially responsible party. The Company periodically reviews its status with respect to each location and the extent of its alleged contribution to the volume of waste at the location, the available evidence connecting the Company to that location, and the financial soundness of other potentially responsible parties at the location.

Lambton  Hazardous  Waste  Landfill,  Ontario,  Canada
------------------------------------------------------

On September 3, 1999, The Company's Lambton hazardous waste landfill facility in Ontario, Canada, discovered an upwelling of water and natural gas in a disposal cell designated as Sub-cell 3. While in the course of trying to determine the source and cause of the upwelling, the Company informed the Ontario Ministry of Environment and Energy ("MOE") of the situation. On November 2, 1999, MOE issued a Field Order finding that the upward migration of water and methane gas onto the landfill cell floor necessitated that the Company not utilize the newly constructed Sub-cell 3 for waste disposal. On December 14, 1999 the MOE issued a second Field Order requiring that Sub-cell 4, another newly constructed cell, not be utilized for waste disposal after MOE officials observed what they believed to be significant gas evolution from the bottom of the cell. On December 21, 1999 independent technical experts and Company professionals presented to MOE testimony and a report addressing MOE concerns. Following the hearing and testimony, the MOE issued a third Field Order on December 24, 1999 revoking the two previous orders and allowing the utilization of Sub-cell 4 for waste disposal under new conditions which included that, (1) no waste in Sub-cell 4 was to be placed below an elevation of 182 meters above mean sea level and (2) with respect to Sub-cell 3 the Company was to provide a report for the approval of the Director of the MOE which would provide the plan for identifying potential areas of gas and water venting, the proposed measures to remediate all areas identified and further steps to protect the integrity of the sub-cell. In accordance with the third Field Order, the Company submitted a report to the MOE in February 2000 outlining its plan for present and future site activities. The MOE issued an Order approving the remediation plan. In accordance with the approved plan, physical remediation began in spring 2001. The Order requires that the plan be fully implemented by the end of December 2001.

Hudson  County  Improvement  Authority  Litigation
--------------------------------------------------

On July 11, 2001 the Bankruptcy Court entered an Order authorizing the Company's rejection of the executory contracts and the unexpired lease to which SK Services East and HCIA were parties. The Order does not limit, abridge, or otherwise effect HCIA's right to assert and seek remedies regarding its pre-and/or postpetition claims against the Company for damages and other relief. Also on July 11, 2001 the Bankruptcy Court granted HCIA's motion to modify the Bankruptcy Code's automatic stay, and entered an Order permitting the Superior Court of New Jersey, Hudson County, to make its final determination regarding SK Services East contractual obligations under the Agreement and Lease. The Superior Court has scheduled oral argument on this matter for September 2001.

FUSRAP  Waste  Disposal  at  Safety-Kleen  (Buttonwillow),  Inc.
----------------------------------------------------------------

Safety-Kleen (Buttonwillow), Inc., a subsidiary of the Company, owns and operates a hazardous waste landfill in Kern County California. The facility accepted and disposed of construction debris that originated at a site in New York which was part of the federal Formerly Utilized Sites Remediation Program (FUSRAP). The construction debris was low-activity radioactive waste and was shipped to the site by the U.S. Army Corps of Engineers (USACE). FUSRAP was created in the mid-1970s in an attempt to manage various sites around the country contaminated with residual radioactivity from activities conducted by the Atomic Energy Commission and United States military during World War II. The California Department of Health Services (DHS) has claimed that the facility did not lawfully accept the waste. Both DHS and the Department of Toxic Substances Control (DTSC) have filed claims in the Company's Bankruptcy proceedings preserving the right of the agencies to seek penalties and possibly compel removal of the material should an ongoing investigation reveal the subsidiary acted improperly. DHS claimed penalties in the amount of $0.6 million and potential removal costs of $15.5 million should DHS have to oversee and/or conduct the removal. The proof of claim filed by the DTSC was in the amount of $15.0 million for potential penalties plus an unspecified amount for any costs the DTSC may incur should the subsidiary be forced to remove the waste. The subsidiary and the USACE contend the material was properly disposed of and will vigorously resist the imposition of any penalties or any efforts to require that waste be removed.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

     (a)     Exhibits:

(3)(a) Restated Certificate of Incorporation of the Company dated May 13, 1997 and Amendment to Certificate of Incorporation dated May 15, 1997, Certificate of Correction Filed to Correct a Certain Error in the Restated and Amended Certificate of Incorporation of the Company dated October 15, 1997, Certificate of Amendment to the Restated Certificate of Incorporation of the Company dated November 25, 1998, and Certificate of Amendment to the Restated Certificate of Incorporation of the Company dated November 30, 1998, all filed as Exhibit
(3)(a) to the Registrant's Form 10-Q for the three months ended February 28, 2001, and incorporated herein by reference.

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

(4)(e) Amended and Restated Credit Agreement among Laidlaw Chem-Waste, Inc., Laidlaw Environmental Services (Canada) Ltd., Toronto Dominion (Texas) Inc., The Toronto-Dominion Bank, TD Securities (USA) Inc., The Bank of Nova Scotia, NationsBank, N.A. and The First National Bank of Chicago and NationsBank, N.A. as Syndication Agent dated as of April 3, 1998, filed as Exhibit 4(f) to the Registrant's Form 10-Q for the three months ended February 28, 1999 and incorporated herein by reference.

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

(4)(i) Second Amendment to the Amended and Restated Credit Agreement dated as of November 20, 1998 among Safety-Kleen Services, Inc. (formerly known as LES, Inc.), Safety-Kleen Services (Canada) Ltd. (formerly known as Laidlaw Environmental Services (Canada) Ltd.), the Lenders, Toronto Dominion (Texas), Inc., The Toronto Dominion Bank, TD Securities (USA) Inc., The Bank of Nova Scotia, NationsBank, N.A., The First National Bank of Chicago and Wachovia Bank N.A., filed as Exhibit (4)(j) to the Registrant's Form 10-Q for the three months ended February 28, 1999 and incorporated herein by reference.

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

(4)(k) Fourth Amendment dated as of March 13, 2000 to the Amended and Restated Credit Agreement dated as of May 6, 1999 among Safety-Kleen Services, Inc. (formerly known as LES, Inc.), Safety-Kleen Services (Canada) Ltd. (formerly known as Laidlaw Environmental Services (Canada) Ltd.), the Lenders, Toronto Dominion (Texas), Inc., The Toronto Dominion Bank, TD Securities (USA) Inc., The Bank of Nova Scotia, NationsBank, N.A., The First National Bank of Chicago and Wachovia Bank N.A. filed as Exhibit (4)(l) to the Registrant's Form 10-Q for the three months ended May 31, 2000 and incorporated herein by reference.

(4)(l) Consent dated as of March 16, 2000 to the Amended and Restated Credit Agreement dated as of May 6, 1999 among Safety-Kleen Services, Inc. (formerly known as LES, Inc.), Safety-Kleen Services (Canada) Ltd. (formerly known as Laidlaw Environmental Services (Canada) Ltd.), the Lenders, Toronto Dominion (Texas), Inc., The Toronto Dominion Bank, TD Securities (USA) Inc., The Bank of Nova Scotia, NationsBank, N.A., The First National Bank of Chicago and Wachovia Bank N.A. filed as Exhibit (4)(m) to the Registrant's Form 10-Q for the three months ended May 31, 2000 and incorporated herein by reference.

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

(4)(n) First Amendment, dated as of October 31, 2000, to the Amended and Restated $100,000,000 Debtor In Possession Credit Agreement among Safety-Kleen Services, Inc., The Several Lenders from Time to Time Parties thereto, Toronto Dominion (Texas), Inc., as General Administrative Agent and Underwriter and The CIT Group/Business Credit, Inc. as Collateral Agent and Underwriter Initially dated as of June 11, 2000 Amended and Restated as of July 19, 2000, filed as Exhibit (4)(n) to the Registrant's Form 10-Q for the three months ended November 30, 2000 and incorporated herein by reference.

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

(4)(r) Fifth Amendment and Agreement, dated as of August 6, 2001, to the Amended and Restated Debtor-in-Possession Credit Agreement among Safety-Kleen Services, Inc., The Several Lenders from Time to Time Parties thereto, Toronto-Dominion (Texas), Inc. as General Administrative Agent and Underwriter and The CIT Group/Business Credit, Inc. as Collateral Agent and Underwriter Initially dated as of June 11, 2000, Amended and Restated as of July 19, 2000.

(4)(s) Sixth Waiver dated as of September 4, 2001, to the Amended and Restated Debtor-in-Possession Credit Agreement among Safety-Kleen Services, Inc., The Several Lenders from Time to Time Parties thereto, Toronto-Dominion (Texas), Inc. as General Administrative Agent and Underwriter and The CIT Group/Business Credit, Inc. as Collateral Agent and Underwriter Initially dated as of June 11, 2000, Amended and Restated as of July 19, 2000.

(4)(t) Letter Agreement among Toronto Dominion (Texas), Inc., as administrative agent, the Company and Safety-Kleen Systems, Inc. dated December 12, 2000 relating to the Amended and Restated Marketing and Distribution Agreement by Safety-Kleen Systems, Inc. and System One Technologies Inc., filed as Exhibit
(4)(o) to the Registrant's Form 10-Q for the three months ended February 28, 2001, and incorporated herein by reference.

(4)(u) Registration Rights Agreement dated May 15, 1997 between the Company, Laidlaw Transportation, Inc. and Laidlaw Inc. the form of which was filed as Exhibit B to Annex A to the Registrant's Definitive Proxy Statement on Form DEF 14A, filed on May 1, 1997 and incorporated herein by reference.

(4)(v) Indenture dated as of May 1, 1993 between the Industrial Development Board of the Metropolitan Government of Nashville and Davidson County (Tennessee) and NationsBank of Tennessee, N.A., filed as Exhibit 4(f) to the Registrant's Form 10-Q for the three months ended May 31, 1997 and incorporated herein by reference.

(4)(w) Indenture of Trust dated as of August 1, 1995 between Tooele County, Utah and West One Bank, Utah, now known as U.S. Bank, as Trustee, filed as
Exhibit 4(h) to the Registrant's form 10-Q for the three months ended May 31, 1997 and incorporated herein by reference.

(4)(x) Indenture of Trust dated as of July 1, 1997 between Tooele County, Utah and U.S. Bank, a national banking association, as Trustee, filed as Exhibit 4(j) to the Registrant's Form 10-Q for the three months ended May 31, 1997 and incorporated herein by reference.

(4)(y) Indenture of Trust dated as of July 1, 1997 between California Pollution Control Financing Authority and U.S. Bank, a national banking association, as Trustee, filed as Exhibit 4(k) to the Registrant's Form 10-Q for the three months ended May 31, 1997 and incorporated herein by reference.

(4)(z) Promissory Note dated May 15, 1997 for $60,000,000 from the Company to Westinghouse Electric Corporation, filed as Exhibit 4(n) to the Registrant's Form 10-Q for the three months ended May 31, 1997 and incorporated herein by reference.

(4)(aa) Letter dated May 7, 1999 from Toronto-Dominion (Texas) Inc. (as assignee of Westinghouse Electric Corporation) and agreed to by the Company and Laidlaw Inc. amending the terms of the Promissory Note dated May 15, 1997 (as referenced in Exhibit (4)(z)) filed as Exhibit (4)(u) to the Registrant's Form S-4 Registration Statement No. 333-82689 filed July 12, 1999 and incorporated herein by reference.

(4)(bb) Guaranty Agreement dated May 15, 1997 by Laidlaw Inc. to Westinghouse Electric Corporation guaranteeing Promissory Note dated May 15, 1997 (as referenced in Exhibit (4)(z)) from Company to Westinghouse Electric Corporation, filed as Exhibit 4(o) to the Registrant's Form 10-Q for the three months ended May 31, 1997 and incorporated herein by reference.

(4)(cc) Rights Agreement dated as of October 15, 1999 between the Company and EquiServe Trust Company, N.A., as Rights Agent, filed as Exhibit (c)1 to the Company's Current Report on Form 8-K filed on October 15, 1999 and incorporated herein by reference.

(4)(dd) First Amendment to Rights Agreement, dated as of March 17, 2000, between the Company and EquiServe Trust Company, N.A. filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed on March 17, 2000 and incorporated herein by reference.

(4)(ee) Letter Agreement, dated October 12, 1999, between the Company and Laidlaw Inc. filed as Exhibit 99.2 to the Company's Current Report on Form 8-K filed on March 17, 2000 and incorporated herein by reference.

(4)(ff) Other instruments defining the rights of holders of nonregistered debt of the Company have been omitted from this exhibit list because the amount of debt authorized under any such instrument does not exceed 10% of the total assets of the Company and its subsidiaries. The Company agrees to furnish a copy of any such instrument to the Commission upon request.

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

(10)(c)  Second  Amendment to Stock Purchase Agreement (as referenced in Exhibit
(10)(b) above), dated May 15, 1997 among Westinghouse Electric Corporation, Rollins Environmental Services, Inc. and Laidlaw Inc., filed as Exhibit 4(m) to the Registrant's Form 10-Q for the three months ended May 31, 1997 and incorporated herein by reference.

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

(10)(f) Rollins Environmental Services, Inc. 1993 Stock Option Plan filed as Exhibit (10)(e) to the Registrant's Current Form 10-Q for the three months ended May 31, 2000 and incorporated herein by reference.

(10)(g) The Company's 1997 Stock Option Plan, filed as Exhibit 4.4 to the Company's Registration Statement No. 333-41859 on Form S-8 dated December 10,
1997  and  incorporated  herein  by  reference.

(10)(h)  First  Amendment  to Company's 1997 Stock Option Plan, filed as Exhibit
(10)(g) to the Company's Form 10-Q for the three months ended November 30, 1999 and incorporated herein by reference.

(10)(i) The Company's Director's Stock Option Plan, filed as Exhibit 4.5 to the Company's Registration Statement No. 333-41859 on Form S-8 dated December 10,
1997  and  incorporated  herein  by  reference.

(10)(j) First Amendment to Company's Director's Stock Option Plan filed as Exhibit (10)(i) to the Company's Form 10-Q for the three months ended November 30, 1999 and incorporated herein by reference.

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

(10)(m)  The  Company's  U.S.  Supplemental  Executive  Retirement Plan filed as
Exhibit 10(g) to the Company's Form 10-Q for the three months ended November 30, 1997 and incorporated herein by reference.

(10)(n) Employment Agreement by and between Company and Grover C. Wrenn dated as of August 23, 2000 filed as Exhibit (10)(n) to the Registrant's Form 10-K for the year ended August 31, 2000 and incorporated herein by reference.

(10)(o) Employment Termination And Consulting Agreement dated as of August 15, 2001 between Safety-Kleen Corp. and Grover C. Wrenn.

(10)(p) Employment Agreement by and between Company and David E. Thomas, Jr. dated as of August 23, 2000 filed as Exhibit (10)(o) to the Registrant's Form 10-K for the year ended August 31, 2000 and incorporated herein by reference.

(10)(q) Employment Termination And Consulting Agreement dated as of August 15, 2001 between Safety-Kleen Corp. and David E. Thomas, Jr.

(10)(r) Employment Agreement by and between Company and Larry W. Singleton dated as of July 17, 2000 filed as Exhibit (10)(p) to the Registrant's Form 10-K for the year ended August 31, 2000 and incorporated herein by reference.

(10)(s) Employment Agreement by and between Safety-Kleen Corp. and Ronald A. Rittenmeyer, dated as of August 8, 2001.

(10)(t) Company Indemnification Agreement delivered to Ronald A. Rittenmeyer by Safety-Kleen Corp., effective as of August 8, 2001.

(10)(u)  Form  of  Senior Executive Change of Control Agreement filed as Exhibit
(10)(q) to the Registrant's Form 10-K for the year ended August 31, 2000 and incorporated herein by reference.

(10)(v) Senior Executive Retention Plan filed as Exhibit (10)(r) to the Registrant's Form 10-K for the year ended August 31, 2000 and incorporated herein by reference.

(10)(w) Senior Executive Severance Plan filed as Exhibit (10)(s) to the Registrant's Form 10-K for the year ended August 31, 2000 and incorporated herein by reference.

(10)(x) Executive Retention Plan filed as Exhibit (10)(t) to the Registrant's Form 10-K for the year ended August 31, 2000 and incorporated herein by reference.

(10)(y) Executive Severance Plan filed as Exhibit (10)(u) to the Registrant's Form 10-K for the year ended August 31, 2000 and incorporated herein by reference.

(10)(z) Key Manager Retention Plan filed as Exhibit (10)(v) to the Registrant's Form 10-K for the year ended August 31, 2000 and incorporated herein by reference.

(10)(aa) Key Manager Severance Plan filed as Exhibit (10)(w) to the Registrant's Form 10-K for the year ended August 31, 2000 and incorporated herein by reference.

(10)(bb) Letter Agreement dated March 16, 2000 between Jay Alix & Associates and the Company filed as Exhibit (10)(x) to the Company's Form 10-Q for the three months ended May 31, 2000 and incorporated herein by reference.

(10)(cc) Second Amended and Restated Marketing and Distribution Agreement, dated as of March 8, 2001 by and between SystemOne Technologies Inc. and Safety-Kleen Systems, Inc., a subsidiary of the Registrant, filed as Exhibit
10.16 to SystemOne Technologies Inc. Form 10-KSB for the year ended December 31, 2000 and incorporated herein by reference.

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

(b)  Reports  on  Form  8-K:

i. The Company filed a Current Report on Form 8-K on September 15, 2000, which contained Item 5 related to an updated report concerning the Pinewood legal proceeding.

ii. The Company filed a Current Report on Form 8-K on October 11, 2000, which contained Item 5 related to an updated report concerning the Pinewood legal proceeding.

iii. The Company filed a Current Report on Form 8-K on November 14, 2000, which contained Item 5 related to a press release announcing that Safety-Kleen to launch SystemOne Product line for 2001.

iv. The Company filed a Current Report on Form 8-K on December 11, 2000, which contained Item 5 related to a press release announcing that Safety-Kleen had reached an agreement with Indian Harbor Insurance Co. to provide approximately $143 million worth of closure, post-closure and corrective action financial assurance for Safety-Kleen facilities.

v. The Company filed a Current Report on Form 8-K on February 2, 2001, which contained Item 5 related to three press releases announcing the cessation of operations at the Company's Hilliard, Ohio Wastewater Treatment Facility, the Company's change in operations at its Coffeyville, Kansas facility and the closure of the Company's Bridgeport, New Jersey incineration facility.

vi. The Company filed a Current Report on Form 8-K on March 23, 2001, which contained Items 5 and 7 related to a press release announcing the appointment of two new directors to the Company's Board of Directors.

vii. The Company filed a Current Report on Form 8-K on May 3, 2001, which contained Items 5 and 7 related to a press release announcing the appointment of one new director to the Company's Board of Directors.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:  September 21, 2001                SAFETY-KLEEN  CORP.

                                         ---------------------------------
                                         (Registrant)


                                         /s/ Larry  W.  Singleton
                                         ---------------------------------
                                         Larry  W.  Singleton
                                         Chief  Financial  Officer