Form 10-Q/A
period 2000-11-30
SAFETY KLEEN CORP/
filed 2001-09-28
CIK 701856

================================================================================


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


                          Commission File Number 1-8368


                               SAFETY-KLEEN CORP.

             (Exact name of registrant as specified in its charter)


          Delaware                                               51-0228924
-------------------------------                             --------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                              Identification No.)

1301 Gervais Street Columbia, Suite 300, South Carolina                    29201
-------------------------------------------------------                    -----
                      (Address of principal executive offices)(Zip Code)


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


                            Yes           No    X
                                -------      ------

The number of shares of the issuer's common stock outstanding as of September 10, 2001 was 100,783,596.


================================================================================

                               SAFETY-KLEEN CORP.


                                      INDEX


PART I FINANCIAL
INFORMATION....................................................................3

Signatures.....................................................................3

                         PART I - FINANCIAL INFORMATION

     On September 26, 2001, Safety-Kleen Corp. filed Form 10-Q/A for the Quarterly Period Ended May 31, 2001 to amend the Form 10-Q for the quarter ended November 30, 2000. The Form 10-Q/A for the quarter ended May 31, 2001 includes information responsive to Items 1, 2 and 3 of Part I of Form 10-Q and portions of other Items which elicit financial information, all of which had previously been omitted from the Form 10-Q for the quarter ended November 30, 2000.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE:  September 26, 2001                     SAFETY-KLEEN CORP.
                                              ------------------
                                                (Registrant)


                                              -----------------------------
                                              Larry W. Singleton
                                              Chief Financial Officer and
                                              Authorized Officer