Form 10-Q/A
period 2001-02-28
SAFETY KLEEN CORP/
filed 2001-09-28
CIK 701856

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


                          Commission File Number 1-8368


                               SAFETY-KLEEN CORP.

             (Exact name of registrant as specified in its charter)


  Delaware                                                     51-0228924
 -------------------------------                            --------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                              Identification No.)

 1301 Gervais Street Columbia, Suite 300, South Carolina         29201
--------------------------------------------------------         ----
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

                         PART I - FINANCIAL INFORMATION

     On September 26, 2001, Safety-Kleen Corp. filed Form 10-Q/A for the Quarterly Period Ended May 31, 2001 to amend the Form 10-Q for the quarter ended February 28, 2001. The Form 10-Q/A for the quarter ended May 31, 2001 includes information responsive to Items 1, 2 and 3 of Part I of Form 10-Q and portions of other Items which elicit financial information, all of which had previously been omitted from the Form 10-Q for the quarter ended February 28, 2001.


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


DATE:  September 26, 2001                   SAFETY-KLEEN CORP.
                                            ------------------
                                             (Registrant)


                                             /s/ Larry W. Singleton
                                            --------------------------------
                                            Larry W. Singleton
                                            Chief Financial Officer and
                                            Authorized Officer