Form 10-K
period 2001-08-31
SAFETY KLEEN CORP/
filed 2001-11-29
CIK 701856

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended August 31, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes[X]   No[ ]


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [ ]

The aggregate market value of the Common Stock held by non-affiliates of the registrant was $17,133,211 as of November 6, 2001.

The number of shares of the issuer's Common Stock outstanding was 100,783,596 as of November 6, 2001.

                                TABLE OF CONTENTS



ITEM                                                                                           PAGE
----                                                                                           ----
                                     PART I

1.  Business.................................................................................    3
2.  Properties...............................................................................   17
3.  Legal Proceedings........................................................................   19
4.  Submission of Matters to a Vote of Security Holders......................................   31

                                     PART II

5.  Market for Registrant's Common Equity and Related Stockholder Matters....................   32
9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.....   32

                                    PART III

10. Directors and Executive Officers of the Registrant.......................................   33
11. Executive Compensation...................................................................   37
12. Security Ownership of Certain Beneficial Owners and Management...........................   42
13. Certain Relationships and Related Transactions...........................................   43

                                     PART IV

14. Exhibits, Financial Statement Schedules and Reports on Form 8-K..........................   45

Safety-Kleen Corp. (the "Registrant" or "Safety-Kleen") and its subsidiaries (collectively referred to as the "Company") have omitted certain information responsive to Items 6, 7, 7A, 8 and 14 and portions of other Items which elicit financial information. As described in greater detail in Part I, Item 1 "Business - Factors Affecting Future Results - Uncertainties Relating to the Company's Internal Controls," the Company, with the assistance of Jefferson Wells International and Arthur Andersen LLP, is working to correct material deficiencies in the Company's internal controls. Despite the progress made by the Company in correcting the deficiencies, the Company was not able to prepare and obtain an audit of its financial statements for the fiscal year ended August 31, 2001 within the time limitations imposed by federal securities laws and regulations. At such time as the financial statements for the fiscal year ended August 31, 2001 have been prepared and audited, the Company will amend this Form 10-K, file the audited financial statements required by Form 10-K and provide the information which has been omitted in this filing. The Company anticipates making that filing as soon as practicable.

                                     PART I

ITEM 1.   BUSINESS

                                     GENERAL

The Company provides a range of services designed to collect, transport, process, recycle or dispose of hazardous and non-hazardous industrial and commercial waste streams. The Company provides these services in 50 states, seven Canadian provinces, Puerto Rico, Mexico and Saudi Arabia from approximately 370 collection, processing and other locations.

Safety-Kleen was incorporated in Delaware in 1978. Its principal executive office is located at 1301 Gervais Street, Suite 300, Columbia, South Carolina 29201 and its telephone number is (803) 933-4200.

                               RECENT DEVELOPMENTS

INVESTIGATION OF FINANCIAL RESULTS

On March 6, 2000, the Company announced that it had initiated an internal investigation of its previously reported financial results and certain of its accounting policies and practices. The investigation followed receipt by the Company's Board of Directors of information alleging possible accounting irregularities that may have affected the previously reported financial results of the Company after fiscal year 1998. The internal investigation was subsequently expanded to include fiscal years 1998 and 1997. The Board of Directors appointed a special committee, consisting of four directors who were then independent outside directors of the Company, to conduct the internal investigation (the "Special Committee (Investigation)"). The Special Committee (Investigation) was later expanded to five directors, with the addition of one additional independent outside director. The Special Committee (Investigation) engaged the law firm of Shaw Pittman, and Shaw Pittman engaged the accounting firm of Arthur Andersen LLP, to assist with the comprehensive investigation of these matters. As a result of the preliminary findings of the investigation and the results of the audit conducted by Arthur Andersen LLP, the Company restated its previously reported financial results for 1999, 1998 and 1997 in Form 10-K/A filed on July 9, 2001.

On March 5, 2000, the Board placed the following three officers, one of whom was a director, on administrative leave: Kenneth W. Winger, the Company's President, Chief Executive Officer, and a Director; Michael J. Bragagnolo, Executive Vice President and Chief Operating Officer; and Paul R. Humphreys, Senior Vice President of Finance and Chief Financial Officer. The Company accepted the resignations of Messrs. Winger, Bragagnolo, and Humphreys, as officers, in mid-May 2000 and of Mr. Winger, as a director, on June 9, 2000, and subsequently terminated the employment of these individuals in July 2000. From March 6, 2000 through May 22, 2000, David E. Thomas, Jr. and Grover C. Wrenn, both members of the Board of Directors, were appointed by the Board of Directors to co-manage the Company on an interim basis. Thereafter the Board formally elected Mr. Thomas as Chairman of the Board on May 4, 2000 and Chief Executive Officer on May 22, 2000. Mr. Wrenn was also elected as President and Chief Operating Officer on May 22, 2000.

On September 13, 2001, the Board of Directors dissolved the Special Committee (Investigation) and established the Special Committee (Conflicts of Interest in Litigation). The Special Committee (Conflicts of Interest in Litigation) is authorized to, among other things, manage all litigation by or against the Company in connection with which there may be conflicts of interest between the Company and any Board Members. The Special Committee (Conflicts of Interest in Litigation) is comprised of Ronald A. Rittenmeyer, Kenneth K. Chalmers, Peter E. Lengyel and David W. Wallace, each of whom was appointed to the Board subsequent to March 6, 2000.

On March 8, 2000, PricewaterhouseCoopers LLP, the Company's then independent accountants, withdrew its audit reports covering the Company's financial statements for fiscal years 1999, 1998 and 1997. On August 1, 2000, the Company dismissed PricewaterhouseCoopers LLP as its independent accountants and engaged Arthur Andersen LLP as successor independent accountants.

As discussed in greater detail in Part I, Item 3 (Legal Proceedings), in connection with the events giving rise to the investigation of the Company's financial results, various class actions were filed by and on behalf of shareholders and bondholders of the Company naming as defendants, among others, the Company, Laidlaw Inc. ("Laidlaw"), and PricewaterhouseCoopers LLP, as well as current and former officers and directors of the Company and Laidlaw. As discussed below, due to the Company's Chapter 11 Bankruptcy filing on June 9, 2000, most litigation against the Company is subject to an automatic stay. As further discussed below, after the Company filed its Chapter 11 bankruptcy petition, amended consolidated class action complaints were filed in which the Company was not named as a defendant. In addition, Safety-Kleen has received subpoenas relating to investigations by the Securities and Exchange Commission and the United States Attorney for the Southern District of New York.

BANKRUPTCY PROCEEDINGS

As discussed more fully in Part I, Item 3 (Legal Proceedings), on June 9, 2000, Safety-Kleen Corp. and 73 of its wholly owned domestic subsidiaries (collectively, the "Debtors") filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The Debtors remain in possession of their properties and assets and management of the Company continues to operate the business of the Debtors as a debtor-in-possession. As a debtor-in-possession, the Company is authorized to continue to operate its businesses, but may not engage in transactions outside the ordinary course of business without the approval, after notice and an opportunity for a hearing, of the Bankruptcy Court. Pursuant to the automatic stay provisions of the Bankruptcy Code, all actions to collect pre-petition indebtedness of the Debtors, as well as most other pending litigation against the Debtors are currently stayed. In addition, as debtor-in-possession, the Debtors have the right, subject to the approval of the Bankruptcy Court and certain other conditions, to assume or reject any pre-petition executory contracts or unexpired leases.

The Bankruptcy Court has approved payment of certain pre-petition liabilities, such as employee wages and benefits, and settlement of certain trade payable claims. In addition, the Bankruptcy Court has allowed for the retention of legal and financial professionals to advise in the bankruptcy proceedings. In June 2000, the Bankruptcy Court approved the Company's request for an initial $40 million in debtor-in-possession financing. In July 2000, the Bankruptcy Court approved the Company's request for a total of $100 million in debtor-in-possession financing. As of October 28, 2001, the Company had issued three letters of credit aggregating approximately $65 million and had no cash borrowings pursuant to this financing.

The Company presently intends to reorganize the Company's business and restructure the Company's liabilities through a plan or plans of reorganization to be filed with the Bankruptcy Court. The Company has retained Lazard Freres & Co. LLC, an investment bank, as corporate restructuring advisor to assist it in planning and implementing a reorganization. In connection with the development of a plan or plans of reorganization alternatives, the Company will evaluate any and all proposals to maximize the value of the Debtors. As part of this reorganization effort, the Company has prepared a marketing book for the sale of the Chemical Services Division which has been distributed to interested parties.

Currently, it is not possible to predict with certainty the length of time the Company will operate under the protection of Chapter 11, the outcome of the Chapter 11 proceedings in general, or the effect of the proceedings on the business of the Company or on the interests of the various creditors and security holders. Under the priority scheme established by the Bankruptcy Code, certain post-petition liabilities and pre-petition liabilities need to be satisfied before shareholders can receive any distribution. The ultimate recovery to shareholders, if any, will not be determined until confirmation of a plan or plans of reorganization. There can be no assurance as to what value, if any, will be ascribed to Safety-Kleen's common stock ("Common Stock") in the bankruptcy proceedings.

At the time the Debtors' filed the Chapter 11 cases, the Company was in default on certain of its senior debt. The Company (i) had not made interest payments on the $60 million Promissory Note dated May 15, 1997, from the Company to Westinghouse Electric Corporation and thereafter assigned by Westinghouse Electric Corporation to Toronto Dominion (Texas) Inc. (the "$60 million Promissory Note"); (ii) had not made interest payments on its $325 million 9 1/4 percent Senior Subordinated Notes due 2008; (iii) had not made interest payments on its $225 million 9 1/4 percent Senior Notes due 2009; and (iv) had not made principal and interest payments under its Amended and Restated Credit Agreement dated as of April 3, 1998, among Safety-Kleen Services, Inc. (formerly known as LES, Inc.), Safety-Kleen Services (Canada) Ltd. (formerly known as Laidlaw Environmental Services (Canada) Ltd.), the Lenders, Toronto Dominion (Texas), Inc., The Toronto Dominion Bank, TD Securities (USA) Inc., The Bank of Nova Scotia, NationsBank, N.A., The First National Bank of Chicago and Wachovia Bank N.A. (the "Credit Facility"). In addition to the aforementioned defaults, filing of the petition for reorganization resulted in a default of certain covenants under the above described Credit Facility and the $60 million Promissory Note and the Indenture of Trust dated as of July 1, 1997, between Tooele County, Utah and U.S. Bank; the Indenture of Trust dated as of July 1, 1997, between California Pollution Control Financing Authority and U.S. Bank; the Indenture of Trust dated as of August 1, 1995, between Tooele County, Utah and West One Bank; the Indenture dated as of May 1, 1993, between Industrial Development Board of the Metropolitan Government of Nashville and Davidson County (Tennessee) and NationsBank of Tennessee, N.A.; the Indenture dated as of May 17, 1999 between the Company and Cole Taylor Bank as successor trustee to the Bank of Nova Scotia Trust Company; and the Indenture dated May 29, 1998 between LES, Inc., the Company, sub-guarantors and Norwest Bank Minnesota, N.A. as successor to the Bank of Nova Scotia Trust Company of New York, as Trustee.

CHANGES IN MANAGEMENT TEAM

On September 5, 2001, the Bankruptcy Court entered an order approving employment and indemnification agreements with Ronald A. Rittenmeyer, in accordance with which he became Chairman of the Board, Chief Executive Officer and President of Safety-Kleen. Mr. Rittenmeyer had been appointed to the Board of Directors of Safety-Kleen in April 2001. Also on September 5, 2001, the Bankruptcy Court approved termination and consulting agreements with David E. Thomas, Jr. and Grover C. Wrenn; the Company terminated their executive positions; and they were appointed non-executive Vice Chairmen of the Board of Directors.

On October 17, 2001, Roy D. Bullinger who had served as the President of the Branch Sales and Service Division since May 2000, ceased to be employed by the Company. David M. Sprinkle, who had served as the President of the Chemical Services Division of the Company since May 2000, was elected Chief Operating Officer of Safety-Kleen on November 27, 2001.

On August 17, 2000, Larry W. Singleton, previously unaffiliated with the Company, was elected Senior Vice President and Chief Financial Officer, and on November 27, 2001, was elected Executive Vice President and Chief Financial Officer. On October 18, 2001, the Bankruptcy Court entered an order approving employment and indemnification agreements with Thomas W. Arnst. Mr. Arnst was thereafter elected Executive Vice President and Chief Administrative Officer by the Board of Directors on November 27, 2001.

On November 16, 2001, Henry Taylor, Senior Vice President, General Counsel and Secretary of the Board of Directors, ceased to be employed by the Company. On November 27, 2001, James K. Lehman was elected to the position of Senior Vice President, General Counsel and Secretary of Safety-Kleen.

FINANCIAL ASSURANCE MATTERS

Under the Resource Conservation and Recovery Act ("RCRA"), the Toxic Substances Control Act ("TSCA"), and analogous state statutes, owners and operators of certain waste management facilities are subject to financial assurance requirements to ensure performance of their closure, post-closure and corrective action obligations. The Company is subject to these financial assurance requirements. Applicable regulations allow owners and operators to provide financial assurance through a surety bond from an approved surety. Under federal regulations and in virtually all states, to qualify as an approved surety for the purposes of providing this type of financial assurance, a surety company must be listed on Circular 570, which is maintained and distributed publicly by the United States Department of the Treasury. In compliance with the law, the Company procured surety bonds issued by Frontier Insurance Company ("Frontier") as financial assurance at numerous locations. Of the total amount of financial assurance required of the Company under the environmental statutes, which approximated $500 million as of May 31, 2000, slightly more than 50 percent of such requirements were satisfied through assurances provided by Frontier in the form of surety bonds.

On June 6, 2000, the U.S. Treasury issued notification that Frontier no longer qualified as an acceptable surety on Federal bonds and had been removed from Circular 570 on May 31, 2000. Accordingly, as of May 31, 2000, the Company no longer had compliant financial assurance for many of its facilities. Under applicable regulations, the Company was required to obtain compliant financial assurance within sixty days, and in some states, more quickly. The Frontier surety bonds at the Company's facilities, remain in place (except where replaced with compliant coverage) and effective and the Company continues to pay the premiums on the bonds.

Immediately following the June 6, 2000 announcement that Frontier no longer qualified as an approved surety, the Company notified the Environmental Protection Agency (the "EPA") that its lack of certified financial statements for fiscal years 1999, 1998 and 1997 and certain alleged accounting irregularities would cause the Company difficulty in attempting to obtain compliant financial assurance for its facilities previously covered by the Frontier bonds. The Company and the EPA also contacted states in which the non-compliant facilities were located and apprised such states of these facts.

The Company and the EPA, acting on behalf of many, but not all affected states, then engaged in negotiations resulting in the entry of a Consent Agreement and Final Order ("CAFO"), which the Bankruptcy Court approved on October 17, 2000. The main component of the CAFO is a compliance schedule (since modified) for the Company to obtain compliant financial assurance for the facilities covered by the Frontier bonds. The CAFO also imposed a penalty on Safety-Kleen Services, Inc. The penalty has grown to approximately $1.6 million as delays have ensued in the replacement of Frontier, and additional states have joined the CAFO (see discussion below). Some states have imposed financial assurance penalties in addition to this amount. The Company believes such asserted penalties will total approximately $600,000 through November 30, 2001. Under the CAFO, the Company was required to obtain compliant financial assurance as expeditiously as possible, with the original deadline set at December 15, 2000. The EPA reserved discretion to extend the deadline and did so on several occasions. The current deadlines are January 31, 2002 for active facilities and March 31, 2002 for the remaining facilities.

The Company and the EPA contacted states in which affected facilities were located and apprised these states of the terms of the CAFO. Several of these states referred the affected facilities' non-compliance to the EPA for enforcement and joined in the CAFO. Certain other states (referred to in the CAFO as the "Parallel Action States") have entered parallel agreements with the Company. Other states have entered or have indicated an interest to enter agreements with affected facilities with terms similar to the CAFO.

On August 7, 2001, the Company obtained the collateral necessary to enable it to replace Frontier surety bonds at approximately 114 facilities. The replacement at these facilities will occur upon state acceptance of the replacement coverage. Several states have approved the replacement insurance policies, which Indian Harbor Insurance Company has issued, and in those states the Company now has financial assurance coverage that complies with applicable law. The Company expects the remaining affected states and the EPA to approve the Indian Harbor policies in the near future. On or about November 5, 2001, the Company provided the collateral necessary to enable it to replace Frontier surety bonds at additional facilities, pursuant to Bankruptcy Court approval obtained on November 5, 2001.

As of November 20, 2001, the Company was in a position to provide replacement financial assurance coverage at all but two active facilities and approximately 18 inactive facilities.

Most, but not all, states that have retained primary jurisdiction on this issue and which have facilities where Frontier has not yet been replaced have indicated that they will accept the January 31 and March 31, 2002 deadlines described above. However, the Company has not concluded agreements with all such states. The Company may seek further extensions of time from the EPA and the states, but the CAFO does not obligate the EPA and the states to grant such further extensions. Under the CAFO, the EPA reserves the right, in consultation with an affected state, to determine in its discretion and in accordance with applicable law, to modify these requirements. There can be no assurance that the Company will be able to complete its replacement of Frontier on a schedule acceptable to the EPA and the states. If it does not, the two remaining active facilities for which the Company has not yet arranged Frontier's replacement will have to close and the Company may be subject to additional penalties. In addition, the Company could be assessed additional penalties in certain states for the delays in replacing Frontier. Moreover, the EPA has barred the two active facilities just described from receiving certain wastes.

The Company understands that, on August 27, 2001, Frontier entered a rehabilitation proceeding that the New York Superintendent of Insurance will administer pursuant to New York law. The Company further understands that in such a proceeding, the Superintendent takes possession of the property of Frontier and conducts its business. The Company has been informed that these rehabilitation proceedings are unlikely to affect the validity of the remaining Frontier bonds at its facilities.

Pursuant to the terms of the CAFO, the Company has agreed to a schedule by which the EPA and Participating States (as defined below) may monitor the Company's efforts to obtain compliant financial assurance. (A "Participating State" is a state with authority to enforce financial assurance requirements, but which referred that authority to the EPA for purposes of the CAFO.) This schedule includes required periodic reports to the EPA and Participating States. The schedule also required the Company to provide audited restated financial statements for fiscal years 1997-1999 and the audited statements for fiscal year 2000 by certain deadlines. The Company did not meet the deadlines by the original due dates but subsequently provided the required information to the EPA and Participating States. Accordingly, the EPA and certain states may impose additional penalties on the Company.

Under the CAFO, until such time as the affected facilities have obtained compliant financial assurance, the Company and its affected facilities must not seek to withdraw an existing irrevocable letter of credit from Toronto Dominion Bank, which is subject to compromise, in the amount of $28.5 million for the benefit of Frontier and shall take all steps necessary to keep current the existing Frontier surety bonds.

In the CAFO, the Company waived certain arguments they otherwise could have asserted under the Bankruptcy Code with respect to their financial assurance and certain other obligations under environmental laws. The Company's lenders and the unsecured creditors committee have reserved their right to assert certain of such arguments.

The State of South Carolina has indicated that it will not be a Participating State or a Parallel Action State for facilities owned or operated by Safety-Kleen (Pinewood), Inc.

MAJOR SHAREHOLDER

As of August 31, 2001, Laidlaw beneficially owned 43.5% of the Company's outstanding Common Stock. See also "Effect of Laidlaw's Financial Situation on the Company" below and the "Laidlaw Inc. Relationships" discussion in Item 13 of
Part III.

                               BUSINESS OPERATIONS

In providing industrial waste services, the Company has two divisions which operate primarily in the United States and Canada: (a) Chemical Services and (b) Branch Sales and Service. Chemical Services provides various services to industrial and commercial customers and governmental entities. These services include hazardous and non-hazardous waste collection, treatment, recycling, disposal and destruction of hazardous and non-hazardous waste at Company owned and operated facilities. Branch Sales and Service includes parts cleaner services and other specialized services to automotive repair, commercial and manufacturing customers.

                           CHEMICAL SERVICES DIVISION

The Chemical Services Division operates approximately 100 primary and satellite locations from which it provides waste management services in North America. Operationally the Division is divided into three geographic regions (Eastern United States, Western Region and Eastern Canada), government services, sales and operations administration, and closed facilities.

The services offered consist primarily of the collection, treatment and disposal of a wide variety of hazardous or non-hazardous liquid and solid wastes, in drum, tanker or roll-off containers from customer locations. Depending upon the type of customer, the Company may make frequent pickups of large quantities or may pick up only one or a few 55-gallon drums on a periodic basis. The Division's network of 20 service centers primarily focus on the collection of waste streams from smaller generators. Larger customers typically ship directly to the end disposal sites with full truckloads of material. Depending upon the content, the material collected at the service centers may be recycled into usable solvent, processed into a waste-derived fuel for use in the cement manufacturing industry, or disposed of through processes such as incineration, landfill or wastewater treatment.

The Company provides final treatment and disposal services designed to manage hazardous and non-hazardous wastes, which cannot be otherwise economically recycled or reused. Incineration, landfill and wastewater treatment facilities provide such solutions for the majority of these industrial waste streams. Additionally, the Division provides a complement of other services and technologies for more specialized or economical handling of certain waste streams. These services include consulting and industrial services, polychlorinated bi-phenyls ("PCBs") management, and transportation services.


COLLECTION, TREATMENT AND DISPOSAL SERVICES

INCINERATION

The Company offers a wide range of technological capabilities and locations to customers through its network of six operational incineration facilities. Incineration is the preferred method for the treatment of organic hazardous waste, because it effectively destroys the contaminants at temperatures in excess of 2,000 degrees Fahrenheit. High temperature incineration effectively eliminates organic wastes such as herbicides, halogenated solvents, pesticides, and pharmaceutical and refinery wastes, regardless of whether they are gases, liquids, sludges or solids. Federal and state incineration regulations require a destruction and removal efficiency of 99.99% for most organic wastes and 99.9999% for PCBs and dioxin.

In the United States, the Company operates two solids and liquids-capable incineration facilities with a combined estimated annual capacity of 185,000 tons; one lower volume specialty incineration facility; and one RCRA subpart X facility permitted to burn explosives. The Company also operates two hazardous waste liquid injection incinerators in Canada.

The Company's incineration facilities in Deer Park, Texas and Aragonite, Utah are designed to process liquid organic wastes, sludges, solids, soil and debris. The Deer Park facility has two kilns and a rotary reactor. Additionally, the Deer Park facility has an on-site landfill for the disposal of ash and other waste material produced as a result of the incineration process. The Deer Park landfill is built and permitted to RCRA hazardous waste standards.

The Company has initiated closure activities at its Coffeyville, Kansas and the Bridgeport, New Jersey facilities due to under-utilization. Regulatory agencies were given notification of the Company's intent to close the facilities. The Company stopped incineration activities at Coffeyville on October 28, 2000, at Bridgeport on April 30, 2001 and is proceeding with the closure process. These closures removed approximately 83,000 tons of annual capacity from the market.

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

All the Company's United States incineration facilities have received Part B permits under RCRA. Part B permits are generally issued for periods of five or ten years, after which the permit must be reviewed by state or federal regulators or both before the permit can be renewed for additional terms. Management is not aware of any issues at any of the Company's operating incineration facilities that would preclude the renewal of any of its Part B permits.

LANDFILLS

The Company operates nine (excluding its landfill in Pinewood, South Carolina) commercial landfills located throughout the United States and Canada, of which seven are designed and permitted for the disposal of hazardous wastes. Two landfills are operated for non-hazardous industrial waste disposal and, to a lesser extent, municipal solid waste. The Company also owns and operates a non-commercial landfill, which only accepts waste from an on-site incinerator. As discussed in greater detail in Part I, Item 3 (Legal Proceedings) an additional Company landfill located in Pinewood, South Carolina suspended waste disposal on September 25, 2000, pending action by the South Carolina Department of Health and Environmental Control and/or court decision allowing continued waste disposal.

Five of the Company's commercial landfills are located in the United States, and two are located in Canada. As of August 31, 2001, the useful economic lives (for accounting purposes) of these landfills include approximately 19.0 million cubic yards of remaining capacity. This estimate of the useful economic lives of these landfills includes permitted airspace and unpermitted airspace that management believes to be probable of being permitted based on its analysis of various factors. In addition to the capacity included in the useful economic lives of these landfills, there are approximately 32.8 million cubic yards of additional unpermitted airspace capacity included in the footprints of these landfills that may ultimately be permitted. There can be no assurance that this unpermitted additional capacity will be permitted.

In the United States, the Company's hazardous waste landfills have been issued a hazardous waste operating permit under the authority of Subtitle C of RCRA (a "Part B Permit"). The EPA's permitting process for RCRA Subtitle C landfills is very rigorous. Before a permit can be issued, the applicant must provide detailed waste analysis, spill prevention and control counter-measure plans, detailed design specifications (which include liner design, leak detection systems and rainwater removal systems), groundwater monitoring, employee training and geologic and hydro geologic investigations. Furthermore, the applicant must post financial assurance instruments for landfill cell and site closure and post-closure care. All six of the Company's hazardous waste landfills operating in the United States have received Part B Permits and, except for two operating landfills, as described above under "Recent Developments - Financial Assurance", all meet or exceed Subtitle C requirements. These permits are generally issued for periods of five or ten years, after which state or federal regulators or both must review the permit before the permit can be renewed for additional terms. Except as discussed in,
Part I, Item 3 (Legal Proceedings) with respect to the Company's landfill located in Pinewood, South Carolina, and with respect to financial assurance matters discussed above under "Recent Developments - Financial Assurance Matters" and Part I, Item 3 (Legal Proceedings), management is not aware of any issues at any of the Company's United States sites that would preclude the renewal of its Part B landfill permits. During fiscal year 2001, approximately 658,000 cubic yards of hazardous wastes were disposed of in all the Company's landfills combined.

In Canada, the Company's hazardous waste landfills have been issued a hazardous waste operating permit under the authority of applicable provincial and federal authorities. The Company is in the preliminary stages of the renewal process for its operating permit at the Lambton, Ontario landfill, which will include a request for additional disposal capacity. Management is not aware of any issues at any of the Company's Canadian landfill sites that would preclude the renewal of their landfill operating permits. For a discussion of legal proceedings involving the Company's Lambton landfill see Part I, Item 3 (Legal Proceedings).

In addition to its hazardous waste landfill sites, the Company operates two non-hazardous industrial landfills with 633,000 cubic yards of remaining permitted capacity. These two facilities are located in the United States and have been issued operating permits under the authority of Subtitle D of RCRA. Prior to issuance of a permit, the Company's non-hazardous industrial landfills must demonstrate to the permitting agency, and subsequently employ, operational programs protective of the integrity of the landfill, human health and the surrounding environment. The Company's non-hazardous landfill facilities are permitted to accept commercial industrial waste, including wastes from foundries, demolition and construction, machine shops, automobile manufacturing, printing, metal fabrications and recycling. During fiscal year 2001, approximately 116,000 cubic yards of non-hazardous wastes were disposed of in these landfills.

WASTEWATER TREATMENT

The Company offers a range of wastewater treatment technologies and customer services. Wastewater treatment is provided by five facilities and consists primarily of three types of services: hazardous wastewater treatment, sludge de-watering or drying and non-hazardous wastewater treatment. These services include the reduction, treatment and disposal of both hazardous and non-hazardous wastewater, sludges and solids for both bulk and drummed waste. The Company removes hazardous components from hazardous industrial liquids through various chemical and physical treatment technologies, rendering them non-hazardous. Specialized techniques reduce residues by recycling or reusing spent products. Batch treatment technologies also enable the Company to handle hard-to-treat wastewater streams. Non-hazardous waste streams are biologically treated via land application. Solids and liquids are combined to allow naturally occurring bacteria in soil to biodegrade non-hazardous waste streams. Aqueous hazardous waste streams are treated and disposed at a deep injection well located in Plaquemine, Louisiana.

The Company has initiated closure of a sixth wastewater treatment facility in Hilliard, Ohio and stopped accepting waste from customers on or about February 16, 2001. Waste inventories were processed and the facility decommissioning plan was completed in August 2001.

SERVICE CENTERS

Service centers collect, temporarily store and/or consolidate compatible waste streams for more efficient transportation to final recycling, treatment or disposal destinations. A majority of the Company's service centers in the United States have Part B permits under RCRA that, among other things, allow the Company to store waste for up to one year for bulking or transfer purposes. The service centers send more waste materials to the Company's treatment and disposal facilities than any other single customer.

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

Most of the Division's service centers provide In-Plant Services. In-Plant Services encompass a variety of services provided by Company personnel at the customer's location. In-Plant Services are customized to the specific needs of the customer. With In-Plant Services, the Company most often prepares paperwork, packages waste for shipment and manages transportation and disposal of the waste material.

ADDITIONAL SERVICES OFFERED

The Division provides a variety of Consulting and Industrial Services, which utilize specialized equipment and personnel. These services are typically customized for the customer's specific project or requirements, such as excavation, tank cleaning and demolition.

The Division provides PCB Management Services. PCB-contaminated oils are decontaminated and metals from PCB-contaminated electrical equipment are reclaimed. The Company accomplishes this recycling and reclamation through a dechlorination process operated from six facilities in Kansas, Pennsylvania, Ohio, Georgia, and Missouri.

The Company's Transportation Services facilitate the movement of materials among its network of service centers and its treatment and disposal facilities. Transportation may be accomplished by truck, rail, barge or a combination of modes, with Company-owned assets or in conjunction with third-party transporters. Specially designed containment systems, vehicles and other equipment permitted for hazardous and industrial waste transport, together with drivers trained in transportation skills and waste handling procedures, provide for the movement of customer waste streams.

                        BRANCH SALES AND SERVICE DIVISION

The Branch Sales and Service Division provides services in the United States, Canada and Puerto Rico primarily through a network of approximately 173 branches supported by 12 accumulation centers, eight solvent recycling plants, seven distribution facilities, three fuel blending facilities, 23 oil terminals, two oil re-refining plants and 44 other miscellaneous and satellite locations. The Division's primary processing options are various recycling processes; oil re-refining; and waste-derived fuels blending for reuse as fuel in cement kilns. Operationally, the Division is divided into Branch Operations, Oil Operations, Recycle/Reclaim, Logistics/Supply Chain, and Administration/Other. The Division provides services to customers in the vehicle repair, manufacturing, photo-processing, medical and dry cleaning markets.

The largest service component of the Division is its Parts Cleaner Service. Other service offerings are: Paint Refinishing, Imaging, Dry Cleaner, Vacuum Truck, Integrated Customer Compliance, Industrial Waste Collection, Used Oil Collection, Oil Re-Refining, Automotive Recovery and various additional services. These additional offerings utilize the same facility network and many of the same customer relationships as have been developed for the traditional Parts Cleaner Service.

PARTS CLEANER SERVICES

Parts Cleaner Services are provided to automobile repair stations, car and truck dealers, small engine repair shops, fleet maintenance shops and other automotive, retail repair and industrial customers. Parts Cleaner Services' representatives install parts cleaner equipment and solvent at customer locations. Service representatives then make service calls at regular intervals to clean and maintain equipment and remove and replace the dirty solvent with clean solvent. The majority of dirty solvent is recycled for reuse. The Company offers several models of parts cleaners to customers as part of the Parts Cleaner Service. The Company also provides service to customers who own their own parts cleaner equipment. As an alternative to solvent-based systems, the Company also offers a line of water-based cleaning systems.

PAINT REFINISHING SERVICES

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

IMAGING SERVICES

Imaging Services provide processing and silver recovery services to health care, printing, photo processing and other businesses and industries. This would include all businesses that utilize image capture, processing, storage, output, or delivery of images. Imaging Services recover the silver contained in the spent photochemical solutions it collects from customers. These solutions are then further treated and processed until they can be discharged as wastewater into publicly owned treatment works in compliance with applicable laws and regulations. Silver is also recovered from photographic film by outside processors.

INDUSTRIAL WASTE COLLECTION SERVICES

Industrial Waste Collection Services consist primarily of the collection of a wide variety of hazardous or non- hazardous, liquid and solid wastes, from industrial customers' locations. Depending upon the content, the material collected by the Company may be recycled into usable solvent, processed into a waste-derived fuel for use in the cement manufacturing industry, or disposed of through incineration, landfill or wastewater treatment methods.

USED OIL COLLECTION AND RE-REFINING SERVICES

The Division also provides Used Oil Collection and Re-Refining Services. The Company collects used lubricating oils from automobile and truck dealers, automotive garages, oil change outlets, service stations, industrial plants and other businesses. The used oil is then transferred to a re-refining plant where most of the product is re-refined into high-quality base oil, which is manufactured into a variety of finished high quality lubrication products. The Company derives revenue both from fees it charges customers to haul away used oil, oily water, and glycol, and from the sale of products it produces by processing the used oil. The Company may also pay for higher quality used oil where competitive or market conditions warrant or occasionally, when necessary to efficiently utilize its oil re-refinery facilities. The Company's extensive branch network enables it to collect waste oil in sufficient volume to support oil re-refining operations, which produce lubricating oil that can be sold at significantly higher prices than industrial fuels. The Company operates oil re-refining plants in Breslau, Ontario and East Chicago, Indiana. The plants in Breslau and East Chicago have combined annual re-refining capacities of approximately 135 million gallons of used oil per year. Used oil collected in excess of the capacity of the Company's re-refining facilities is either processed into industrial waste-derived fuels or sold unprocessed for direct use as a waste-derived fuel in certain industrial applications.

DRY CLEANER SERVICES

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

AUTOMOTIVE RECOVERY SERVICES

Automotive Recovery Services include the collection of used oil filters, gasoline filters, gasoline, brake fluid, fluorescent bulbs, and other waste materials generated in the automotive market. In addition, Automotive Recovery Services include the sale and disposal of absorbent products in the automotive market. The majority of these products are fully recycled through internal or external processing facilities.

ADDITIONAL SERVICES OFFERED

The Division, through its approximately 76% owned subsidiary, 3E Company Environmental, Ecological and Engineering ("3E"), provides Integrated Customer Compliance Services to its customers. Service offerings in this area include Material Safety Data Sheets ("MSDS") Fax on Demand, an electronic MSDS management program; Department of Transportation Shipping Paper Services, which provides appropriate shipping papers for hazardous waste shipments; regulatory training; spill and poison control hotlines and on-site facility assessments. Integrated Customer Compliance offers single services and bundled full service programs in accordance with customer requests. The Company has entered into negotiations to sell its interest in 3E to a third-party buyer.

The Division also provides solvent and other chemical tolling services (where a customer's material is recycled and then returned to the customer) from three of its recycling plant locations. The pharmaceutical industry is a primary customer for these services.

EXCLUSIVE DISTRIBUTION AGREEMENT WITH SYSTEMONE(R) TECHNOLOGIES, INC.

A subsidiary of Safety-Kleen has signed an agreement to serve as the exclusive distributor of the innovative line of parts cleaning equipment manufactured by SystemOne(R) Technologies, Inc. ("SystemOne(R)"). The Branch Sales and Service locations across North America began marketing SystemOne(R)'s products in early 2001. The Bankruptcy Court approved the multi-year agreement on December 15, 2000.

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


                             COMPETITIVE CONDITIONS

The hazardous and industrial waste management industry, in which the Company competes, is highly competitive. The sources of competition vary by locality and by type of service rendered, with competition coming from the other major waste services companies and hundreds of privately owned firms which offer waste services. The Company also competes with municipalities and larger plants, which provide "on site" waste services for their own waste materials. In addition, the Company competes with many firms engaged in the transportation, brokerage and disposal of hazardous wastes through recycling, waste-derived fuels programs, thermal treatment or landfilling. The principal methods of competition for all the Company's services are price, quality, reliability of service rendered and technical proficiency in handling industrial and hazardous wastes properly.

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

CHEMICAL SERVICES

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

There are 14 commercial hazardous waste landfills in the United States that are not operated by the Company. Of those 14, ten are operated by Waste Management Inc., Envirosource, Inc. and American Ecology Corp. and are spread throughout the United States. Significant competition exists for waste volumes generated by remedial cleanups and other project-based events.

BRANCH SALES AND SERVICE

The Branch Sales and Service Division of the Company is the market leader in the United States in its Parts Cleaner, Paint Refinishing and Dry Cleaner Services. In these services, the Company competes with local or smaller regional companies.

The Company is the market leader in North America in its Used Oil Collection and Oil Re-Refining Services. The price at which the Company sells its re-refined lube oil is primarily dictated by a market dominated by large multinational oil companies and has been positively correlated to crude oil prices over the long-term. However, the selling price of re-refined lube oil is also affected by lube oil refinery capacity changes in North America, which do not necessarily bear a relationship to the movement of crude oil price changes.


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


                                   SEASONALITY

Adverse winter weather moderately affects some of the Company's operations, primarily in the Chemical Services Division, particularly during the second fiscal quarter. The main reason for this effect is reduced volumes of waste being received at the Company's facilities and higher operating costs associated with operating in sub-freezing weather and high levels of snowfall. The Branch Sales and Service Division is affected by fewer business days in the Company's second fiscal quarter due to holidays.


                                   REGULATION

HAZARDOUS AND SOLID WASTE REQUIREMENTS

The Company's services include the collection, transportation, storage, processing, recycling and disposal of commercial, institutional and industrial hazardous and non-hazardous materials. Substantially all these materials are regulated in the United States as "solid wastes" under RCRA. In addition to being regulated as solid wastes, many of these materials are further regulated as "hazardous wastes." Accordingly, the Company is subject to federal, state and local regulations governing hazardous and solid wastes. RCRA established a national program for the management of solid and hazardous waste; and criteria for determining which substances were classified as "hazardous wastes", operating requirements for storage, treatment and disposal of hazardous wastes, and imposed technical standards for facilities used to store, treat or dispose of such wastes. The Hazardous and Solid Waste Amendments ("HSWA") of 1984 amended RCRA by adding a number of provisions not included in the original rule and sought to correct certain perceived loopholes and omissions. HSWA expanded the scope of RCRA by including businesses which generate smaller quantities of waste materials (so-called "small quantity generators"), expanded the substances classified as hazardous wastes by RCRA and prohibited direct disposal of those wastes in landfills (thereby, in effect, requiring that the wastes be recycled, treated or destroyed prior to land disposal).

The Company also operates a network of collection, treatment and field services (remediation) activities throughout North America that are regulated under provisions of the TSCA. TSCA established a national program for the management of substances classified as PCB which include waste PCB's as well as RCRA wastes contaminated with PCB's. The rules set minimum design and operating requirements for storage, treatment and disposal of PCB wastes. Since their initial publication, the rules have been modified to enhance the management standards for TSCA-regulated operations including the decommissioning of PCB transformers and articles; detoxification of transformer oils; incineration of PCB liquids and solids; landfill disposal of PCB solids; and remediation of PCB contamination at customer sites.

Hazardous and solid waste regulations impose technical and operating requirements which must be met by facilities used to store, treat and dispose of these wastes. Operators of hazardous waste storage, disposal and treatment facilities, such as Safety-Kleen, must obtain a RCRA permit from federal or authorized state governmental authorities to operate those facilities. States may also require a solid waste permit. The Company has approximately 159 RCRA-permitted facilities.

Except as described above under "Chemical Services Division," and "Recent Developments - Financial Assurance Matters," the Company believes that each permit will be renewed at the end of its existing term. At the present time, the Company does not intend to pursue RCRA permits for facilities which do not currently have a RCRA permit and the Company will limit the activities of those facilities to activities that are not regulated by RCRA.

The EPA has promulgated regulations that govern the management of used oils. Although used oil is not classified as a hazardous waste under federal law, certain states do regulate used oil as hazardous. The Company built and operates its used oil facilities to standards similar to those required for hazardous waste facilities.

Materials collected by the Company may be recycled for reuse, processed into waste-derived fuel to be burned in kilns, used in the production of cement, or incinerated in the Company's incinerators. Much of the waste-derived fuel is supplied to cement kilns with which the Company has exclusive supply contracts with respect to such fuel. Cement kilns are subject to regulations that govern the burning of hazardous wastes in boilers and industrial furnaces ("Boiler and Industrial Furnace Regulations" or "BIF regulations"). Since 1980, under the authority of RCRA, the EPA has required incinerators to comply with provisions that are similar to those in the BIF regulations. The Company believes that all the kilns with which the Company has exclusive supply contracts and all the Company's incinerators comply, in all material respects, with the applicable regulation requirements. Hazardous waste combustion regulations enacted in September 1999 will replace existing boiler and industrial furnace regulations and commercial incinerator regulations (see discussion under "Clean Air Act and Other State Laws Regarding Air Emissions").

CLEAN AIR ACT AND OTHER STATE LAWS REGARDING AIR EMISSIONS

The Clean Air Act was passed by Congress to control the emissions of pollutants into the air and requires permits to be obtained for certain sources of air toxic emissions or criteria pollutants, such as carbon monoxide. In 1990, Congress amended the Clean Air Act to require further reductions of air pollutants with specific targets for non-attainment areas in order to meet certain ambient air quality standards. These amendments also require the EPA to promulgate regulations which (i) control emissions of 189 hazardous air pollutants; (ii) create uniform operating permits for major industrial facilities similar to RCRA operating permits; (iii) mandate the phase-out of ozone depleting chemicals; and (iv) provide for enhanced enforcement. The Company believes each of its operating facilities in the United States complies in all material respects with the applicable requirements.

The Clean Air Act required regulations, which resulted in the reduction of volatile organic compound ("VOC") emissions and emissions of nitrogen oxides ("NOx") in order to meet certain ozone attainment standards under the Clean Air Act. Additional emission reductions at the Company's incineration facilities, solvent recycling centers and branches could be required as the Company completes its air permitting program under the Clean Air Act.

On September 30, 1999, the EPA issued the final rules under the Clean Air Act for hazardous waste combustion facilities. These rules established new technology-based (Maximum Achievable Control Technology or "MACT") emission limits and operational controls on all new and existing incinerators, cement kilns and light-weight aggregate kilns that burn hazardous waste-derived fuel. These rules supersede the existing RCRA Subpart "O" and BIF regulations that have been in place since the late 1980's and early 1990's respectively. The deadline for existing facilities to achieve compliance with the emission limits was established as September 30, 2002, unless a one-year extension is obtained from the EPA.

Since promulgation of the rule, a number of parties, representing different interests of both industrial sources and of the environmental community, sought judicial review of the rule. On July 24, 2001, the U.S. Court of Appeals (D.C. Circuit) granted the Sierra Club's petition for review and vacated the challenged portions of the rule. On October 19, 2001, the EPA, together with all other petitioners that challenged the rule, filed a joint motion asking the Court to allow the EPA time to develop interim standards. These interim standards would be effective until the EPA writes final requirements. Under the motion, the EPA would also be required to publish the interim emission standards by February 14, 2002; extend the compliance date with the interim standards to September 30, 2003; and finalize several compliance and implementation amendments to the rule that were proposed on July 3, 2001. The EPA would also be required to finalize standards by June 14, 2005.

The Company continues to review emission control alternatives at the Company's incinerators in the United States as well as to evaluate control systems and other aspects of facility operations that are impacted by the MACT rules. The majority of the implementation review is being conducted at the operating facilities with the help of the Company's engineering group. While each incinerator currently meets one or more of the emission standards, additional emission abatement devices will likely be required at all the Company's incinerators to ensure compliance with the anticipated standards.

The Company conducted equipment evaluation tests at the Bridgeport, New Jersey; Aragonite, Utah; and Deer Park, Texas incinerators during the second quarter of fiscal year 2001 in order to gather information needed to make final system decisions and enable equipment to be properly sized. The tests at the Aragonite facility were designed to determine whether the incinerator could meet the dioxin and mercury emission standards using powdered activated carbon. The facility is awaiting the results of the tests. Tests were curtailed at the Bridgeport facility upon a decision to cease operations at this site. The Deer Park Facility has requested bids on new emission control equipment. Since the Deer Park, Texas Incineration Facility is operating in a Severe Ozone Non-Attainment Area, additional air pollution control equipment will have to be installed to control emissions of NOx, an ozone pre-cursor.

In late 2000, Texas Natural Resource Conservation Commission ("TNRCC") enacted new Clean Air Act Regulations dealing with the monitoring and control of emissions of NOx and VOCs. These new regulations are required because of a recent revision in the designation of the Houston Metropolitan Area from a serious ozone non-attainment area to a severe ozone non-attainment area. This new designation will require the Company's Deer Park, Texas incineration facility to further reduce emissions of NOx. NOx emissions contribute to the formation of ground-level ozone, which can be harmful to human health and the environment. The Company intends to implement necessary modifications to the Deer Park facility's air pollution control system to accommodate the incineration MACT standards and new NOx emission reduction requirements. The Company intends to request a one-year extension to the MACT compliance deadlines (projected to be September 30, 2003) to effect facility modifications to achieve compliance with the MACT and NOx emissions control regulations by May/June 2004.

On April 19, 2001, the San Joaquin Valley Unified Air Pollution Control District ("SJVUAPCD") amended rule 4662, which will effectively ban the use of solvents with VOC contents higher than 50 mg/l by October 19, 2002. This rule affects the territories covered by the Safety-Kleen Fresno and Salida Branches which have been actively promoting and selling aqueous products in order to retain market share. The exemptions allowing the use of VOC-based solvents are limited to units with less than a 2-gallon capacity or exemptions for specific applications. The specific applications that qualify for the exemption are very limited and include electrical components; high precision optics; electronic applications; aerospace and military applications for the cleaning of solar cells, and space vehicle components.

In recent revisions to the ozone attainment plan for the Bay Area, the Bay Area Air Quality Management District ("BAAQMD") has committed to adopting a rule similar to that adopted by the SJVUAPCD. The BAAQMD covers a five-county area surrounding the San Francisco Bay. The rulemaking process is scheduled for the year 2002, and the anticipated effective date of the rule is sometime in 2003. It is expected that other air districts, such as Sacramento Metro, will adopt similar rules.

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

In December 2000, the EPA issued new wastewater discharge standards for Centralized Wastewater Treatment ("CWT") facilities. CWT facilities receive and treat a wide variety of hazardous and non-hazardous wastewaters from off-site companies and discharge the treated water directly to waterways or to municipal sewer systems. The new rule sets stringent limits for the discharge of metals, organic compounds and oil. A number of the Company facilities are affected by the new rule and must be in compliance with the discharge standards by December 2003. Several of the affected facilities already are in compliance with the CWT discharge standards.

CERCLA AND RELATED REQUIREMENTS

The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act ("CERCLA"), creates a fund of monies ("Superfund") which can be used by the EPA and state governments to clean up hazardous waste sites pending recovery of those costs from defined categories of "potentially responsible parties" ("PRPs"). Most EPA cleanup efforts are at sites listed or proposed for listing on the National Priorities List ("NPL"). Various states have also enacted statutes that contain provisions substantially similar to CERCLA.

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

The Company audits facilities to which it ships materials in an attempt to minimize its potential Superfund liability at these sites. For a discussion regarding the Company's current involvement as a PRP at CERCLA sites, see Part I, Item 3 ("Legal Proceedings").


               ENVIRONMENTAL LIABILITIES AND CAPITAL EXPENDITURES

A portion of the Company's capital expenditures are related to compliance with environmental laws and regulations. The Company employs a strategic capital cost planning and expenditure modeling process to determine short and long-term capital spending needs for compliance with local, state, federal and provincial rules and regulations. Each year the model is revised to reflect new developments in the environmental regulatory arena (e.g. new Clean Air Act regulations affecting hazardous waste incineration facilities, or facility specific compliance assurance spending needs).

In addition to these capital expenditures, the Company may incur costs in connection with closure activities at certain of its sites. When the Company discontinues using or changes the use of a hazardous waste management unit, formal closure procedures must be followed and such procedures must be approved by federal or state environmental authorities. In some cases, costs are incurred to complete remedial clean-up work at the site. In addition, at certain of the Company's other operating sites, remedial clean-up work is required as part of the RCRA Corrective Action Program or other state and federal programs.

With respect to various operating facilities, the Company is required to provide financial assurance with respect to certain statutorily required closure and post-closure obligations. The Company provides most of the required financial assurance through a combination of performance bonds and insurance policies as allowed by the applicable regulatory authorities. As discussed above under "Recent Developments - Financial Assurance Matters," as of August 31, 2001, and continuing through the date hereof, the Company no longer has compliant financial assurance for two of its active and approximately 18 of its inactive facilities and is using its best efforts to obtain compliant financial assurance as expeditiously as possible.


                                    EMPLOYEES

As of November 16, 2001, the Company had 9,216 employees. Approximately 4.9% of the Company's employees are represented by various collective bargaining groups. Management believes that its relations with its employees are good.

                   FACTORS AFFECTING FUTURE OPERATING RESULTS

The provisions of the Private Securities Litigation Reform Act of 1995 (the "Act") provide companies with a "safe harbor" when making forward-looking statements. This "safe harbor" encourages companies to provide prospective information about their companies without fear of litigation. The Company wishes to take advantage of the "safe harbor" provisions of the Act and is including this section in its Annual Report on Form 10-K in order to do so. Statements that are not historical facts, including statements about management's expectations for fiscal year 2002 and beyond, are forward-looking statements and involve various risks and uncertainties. Factors that could cause the Company's actual results to differ materially from management's projections, forecasts, estimates and expectations include, but are not limited to, the following:

UNCERTAINTIES RELATING TO THE COMPANY'S INTERNAL CONTROLS

Management has identified numerous critical issues which may require resolution prior to the Company's emergence from its reorganization proceedings. In addition to these efforts, the Company has identified material deficiencies in many of its financial systems, processes and related internal controls and commenced efforts to correct these conditions. During October 2000, Arthur Andersen LLP reported to the Audit Committee of the Board of Directors that the Company had material weaknesses in its internal controls and that these conditions would be considered in determining the nature, timing and extent of their audit tests for fiscal years 1997 through 2000. During September 2001, Arthur Andersen LLP reported to the Audit Committee that the identified material weaknesses continued to exist and would again be considered in determining the nature, timing and extent of their audit tests for fiscal year 2001.

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

The Company contracted with outside accountants, including accountants from Arthur Andersen LLP, who provided significant hours of work to assist the Company's corporate and field accounting personnel with the analysis and financial reporting support necessary to prepare the Company's consolidated financial statements for fiscal year 2000 and the first three quarters of fiscal 2001. The Company has been taking steps to develop a comprehensive program that, over time, will establish a satisfactory system of internal controls and a timely and reliable financial reporting process. As part of this program, a comprehensive review has begun of the process-flow and related controls surrounding all major transaction cycles starting with the transaction's origination at both field and corporate locations. The Company identified and implemented accounting policies that conform to generally accepted accounting principles for use in its financial reporting. In addition, the program contemplates the development and implementation of the required internal policies and processes regarding all major general ledger accounts and related internal controls. The Company has engaged Jefferson Wells International to assist the Company's internal auditors and to provide assistance in developing and implementing process improvement recommendations. Arthur Andersen LLP also continues to assist the Company in its efforts to correct the identified internal control deficiencies. An evaluation of the Company's system needs, including among other things those related to its general ledger and financial reporting, is in progress. Despite the progress made by the Company in correcting the deficiencies, the Company was not able to prepare and obtain an audit of its financial statements for the fiscal year ended August 31, 2001 within the time limitations imposed by federal securities laws and regulations. At such time as the financial statements for the fiscal year ended August 31, 2001 have been prepared and audited, the Company will amend this Form 10-K, file the audited financial statements required by Form 10-K and provide the information which has been omitted in this filing. The Company anticipates making that filing as soon as practicable.

As previously reported, the Company will continue to utilize substantial internal and supplemental external resources until it is satisfied that its internal controls no longer contain material weaknesses and it is capable of preparing timely and reliable financial reporting. Accordingly, the Company will continue to incur significant costs and effort to close its books at each interim and annual period.

UNCERTAINTIES RELATING TO BANKRUPTCY PROCEEDINGS

The Company's future results are dependent upon successfully confirming and implementing a plan or plans of reorganization. The Company has not yet submitted such a plan or plans to the Bankruptcy Court for approval and cannot make any assurance that it will be able to submit and obtain confirmation of any such plan or plans in a timely manner. Failure to confirm a plan or plans in a timely manner could adversely affect the Company's operating results, as the Company's ability to obtain financing to fund its operations and its relations with its customers may be harmed by protracted bankruptcy proceedings. Moreover, even following confirmation, consummation and implementation of a plan or plans of reorganization, the Company's operating results may be harmed by the possible reluctance of prospective lenders and customers to do business with a company that recently emerged from bankruptcy proceedings.

Currently, it is not possible to predict with certainty the length of time the Company will operate under the protection of Chapter 11, the outcome of the Chapter 11 proceedings in general, or the effect of the proceedings on the business of the Company or on the interests of the various creditors and security holders. Under the priority scheme established by the Bankruptcy Code, certain post-petition liabilities and pre-petition liabilities need to be satisfied before shareholders can receive any distribution. The ultimate recovery to shareholders, if any, will not be determined until confirmation of a plan or plans of reorganization. There can be no assurance as to what value, if any, will be ascribed to the Common Stock of Safety-Kleen in the bankruptcy proceedings.

In connection with the development of alternative plans of reorganization, the Company will evaluate any and all proposals to maximize the value of the Debtors. In connection with a recent amendment to the DIP (as defined below), the Company has prepared a Chemical Services Division marketing book. This book has been distributed to interested parties. No assurance can be given as to the outcome of such marketing effort nor any proceeds which could be realized from the sale of the Chemical Services Division or its assets or the timing of any such sale.

EFFECT OF LAIDLAW'S CHAPTER 11 FILINGS ON THE COMPANY

On June 28, 2001, Laidlaw and five of its subsidiary holding companies - Laidlaw Investments Ltd., Laidlaw International Finance Corporation, Laidlaw One, Inc., Laidlaw Transportation, Inc. and Laidlaw USA, Inc. (collectively, the "Laidlaw Group") filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Western District of New York. On the same day, Laidlaw and Laidlaw Investments Ltd. filed cases under the Canada Companies' Creditors Arrangement Act ("CCAA") in the Ontario Superior Court of Justice in Toronto, Ontario. As a result of the Laidlaw Group's filings, claims and causes of action the Company may have against the Laidlaw Group may be subject to compromise in the Laidlaw Group's Chapter 11 proceedings or CCAA proceedings.

LEVERAGE

The Company is currently in default under its senior debt obligations, which are substantial. During the pendency of its bankruptcy proceedings, the Company may only obtain additional debt financing with the approval of the Bankruptcy Court, and has already obtained authorization for $100 million of such debt financing. To date there have been no cash borrowings against this Amended and Restated $100 million Debtor-In-Possession Credit Agreement among Safety-Kleen Services,
Inc., the several lenders from time to time parties thereto, Toronto Dominion (Texas), Inc., as General Administrative Agent and Underwriter, and The CIT Group/Business Credit, Inc., as Collateral Agent and Underwriter, initially dated as of June 11, 2000 and amended and restated as of July 19, 2000, as amended (the "DIP"). The DIP provides for a $95 million sublimit on letters of credit which is stratified into $35 million available for auto liability, general liability and worker's compensation insurance for fiscal year 2002; $15 million for performance bonding; $30 million for financial assurance; and $15 million for additional financial assurance with respect to certain facilities. As of October 28, 2001, three letters of credit aggregating approximately $65 million have been issued under the DIP. In accordance with the borrowing base computation, as described in the DIP, the total remaining availability under the DIP as of October 28, 2001 is approximately $24 million and is available for either letters of credit or cash borrowings. Unless extended, the DIP will mature on the earlier of January 31, 2002, or the effective date of a plan or plans of reorganization. The Company is currently negotiating an extension of the DIP maturity date and an increase in the borrowing capacity under the DIP. There can be no assurance that the Company will be successful in extending and increasing the DIP, or otherwise securing financing sufficient to meet its requirements. Without such an extension and increase, the Company may not have sufficient financing to meet its needs.

Depending on the resolution of its bankruptcy proceedings and the plan or plans of reorganization that eventually may be confirmed, the Company could emerge from bankruptcy highly leveraged with substantial debt service obligations. Thus, the Company is particularly susceptible to adverse changes in its industry, the economy and the financial markets. In addition, the Company's ability to obtain additional debt financing may be limited by restrictive covenants under the terms of credit agreements and any other debt instruments. Those limits on financing may limit the Company's ability to service its debt obligations through additional debt financing if cash flow from operations is insufficient to service such obligations.

ENVIRONMENTAL REGULATION AND LEGAL PROCEEDINGS

The Company's operations are subject to certain federal, state, territorial, provincial and local requirements which regulate health, safety, environment, zoning and land-use. Operating and other permits are generally required for incinerators, landfills, transfer and storage facilities, certain collection vehicles, storage tanks and other facilities owned or operated by the Company, and these permits are subject to revocation, modification and renewal. The Company believes that its facilities meet federal, state and local requirements in all material respects, subject to the impact of the events discussed above under "Financial Assurance Matters", and that the facilities have all the required operating and other permits. It may be necessary, however, to expend considerable time, effort and money to keep existing or acquired facilities in compliance with applicable requirements, including new regulations; to maintain existing permits and approvals; and to obtain the permits and approvals necessary to increase their capacity. Applicable requirements are enforceable by injunctions and fines or penalties, including criminal penalties. These regulations are administered by the EPA and various other federal, state and local environmental and health and safety agencies and authorities, including the Occupational Safety and Health Administration of the United States Department of Labor and by similar agencies in Canada and Mexico.

As discussed in "Regulation - Clean Air Act," the Company's United States-based hazardous waste incinerators must be in compliance with the EPA's MACT interim standards by September 30, 2003. In addition, that portion of the Branch Sales and Service Division's Parts Cleaner Service, which utilizes mineral spirits solvent, could be adversely affected by volatile organic hydrocarbon emission restrictions by local and/or state air pollution control agencies, including restrictions already imposed by agencies in certain ozone non-attainment areas in Houston, Texas and certain portions of California.

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

As discussed more fully in Part I, Item 1 ("Financial Assurance Matters"), the Company is required to provide financial assurance with respect to certain statutorily required closure, post-closure and corrective action obligations at its facilities. Financial assurance may take the form of insurance policies and surety bonds, among other things. Most Company facilities have financial assurance that complies with law; some facilities do not. The Company has entered a consent agreement and final order with EPA (on behalf of some, but not all, affected states) and separate agreements with certain states respecting a schedule for obtaining compliant financial assurance at its facilities with noncompliant financial assurance. Most regulators have agreed to deadlines of January 31, 2002 for active facilities and March 31, 2002 for the remaining facilities. The Company may not be able to meet these deadlines. If it does not, active facilities without compliant financial assurance (there are two such facilities) will have to close and may be subject to further penalties. Inactive facilities that do not meet these deadlines may be subject to further penalties. Closure and penalties could adversely affect the Company's business.

In addition to the costs of complying with environmental regulations, hazardous waste treatment companies generally are involved in legal proceedings as well as environmental proceedings in the ordinary course of business, as discussed more fully in Part I, Item 3 ("Legal Proceedings"). Alleged failure by the Company to comply with laws and regulations may lead to the imposition of fines or the denial, revocation or delay of the renewal of permits and licenses by governmental entities. In addition, such governmental entities, as well as surrounding landowners, may claim that the Company is liable for environmental damages. Citizens groups have become increasingly active in challenging the grant or renewal of permits and licenses for hazardous waste facilities and responding to such challenges has further increased the costs associated with establishing new facilities or expanding current facilities. A significant judgment against the Company, the loss of a significant permit or license or the imposition of a significant fine could have a material adverse effect on the Company's business and future prospects.

COMPETITIVE ENVIRONMENT

The Company operates in highly competitive environments with substantial capacity in some of the markets it serves. In addition, the hazardous waste industry is changing as a result of consolidation. The future success of the Company will be affected by such changes, the nature of which cannot be forecast with certainty. There can be no assurance that such developments will not create additional competitive pressures on the Company's business.

INTERNATIONAL OPERATIONS

The Company has business operations in the United States, Canada, Puerto Rico, Mexico and Saudi Arabia. Certain risks are inherent in international operations, including the risks of differing regulation, currency fluctuations and differing tax treatment. The Company is subject to United States, Canadian, Puerto Rican and Mexican based environmental and other regulations. Also, the relative value of the United States Dollar, the Canadian Dollar and the Mexican Peso could change. The impact of future exchange rate fluctuations on the results of operations cannot be accurately predicted. The Company is subject to United States, Canadian, Mexican and Puerto Rican tax laws and regulations. The application of United States, Canadian, Puerto Rican and Mexican tax laws and regulations to Company and to intercompany relationships is subject to audit and review by independent national tax authorities. In addition, business practices or laws in Canada, Puerto Rico, Mexico and/or Saudi Arabia may impose costs, restrictions or requirements on such activities that differ in significant respects from the United States business environment.

CYCLICAL AND SEASONAL NATURE OF BUSINESS

The hazardous waste business is cyclical to the extent that it is dependent upon a stream of waste from cyclical industries. If those cyclical industries slow significantly, the business that the Company receives from those industries is likely to slow. Adverse winter weather moderately affects some of the Company's operations, primarily in the Chemical Services Division, particularly during the second fiscal quarter. The main reason for this effect is reduced volumes of waste being received at the Company's facilities and higher operating costs associated with operating in sub-freezing weather and high levels of snowfall. The Branch Sales and Service Division is affected by fewer business days in the Company's second fiscal quarter due to holidays.

DISPOSAL AND OTHER SUPPLY ARRANGEMENTS

The Company has a contract, which expires in 2005, with three cement kiln facilities. The contract provides the Company with an outlet for a significant portion of its hazardous waste-derived fuel and provides the other party with a fuel source to operate its cement kiln facilities.

The Company owns an interest in The ArmaKleen Company, a joint venture with Church and Dwight. ArmaKleen is the sole source for certain cleaning chemicals and related chemistry used primarily in the Company's Parts Cleaner Service business and also sold directly to customers as an industrial cleaner.

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

ITEM 2.  PROPERTIES

The following descriptions are as of August 31, 2001, except as noted. The Company owns or leases property in 45 states, seven Canadian provinces, Puerto Rico, Mexico and Saudi Arabia. The Company's properties which are utilized are sufficient and suitable to the Company's needs.

CHEMICAL SERVICES

The Company owns ten hazardous and non-hazardous waste commercial landfills in the United States and Canada. Nine of these facilities are currently accepting waste. The Company also owns and operates a non-commercial landfill, which only accepts waste from an on-site incinerator.

The Company owns and operates in the United States, two solid and liquid-capable incineration facilities with a combined estimated annual capacity of 185,000 tons, one lower volume specialty incineration facility and one RCRA subpart X facility permitted to burn explosives. The Company also operates two hazardous waste liquid injection incinerators in Canada. The Company has initiated closure activities at its

Coffeyville, Kansas and Bridgeport, New Jersey facilities due to under-utilization. Regulatory agencies were given notification of the Company's intent to close the facilities. The Company stopped incineration activities at Coffeyville on October 28, 2001, at Bridgeport on April 30, 2001 and is proceeding with the closure process. These closures removed approximately 83,000 tons of annual capacity from the market.

The Company owns four (including Hilliard, Ohio) and leases one wastewater treatment facilities in the United States and Canada with a combined annual treatment capacity of more than 334 million gallons. The Company completed closure of its Hilliard, Ohio wastewater treatment facility in accordance with its closure plan in August 2001. Certification of closure has been provided to the Ohio Environmental Protection Agency.

The Company owns 14 and leases six service centers across the United States and Canada. These locations accumulate shipments of waste. As truckload quantities are collected, they are transported from these locations to the treatment, disposal or recycling plants. These service centers also include drum processing and stabilization service centers.

The Company owns three and leases (including Burton, Michigan) two locations that operate waste transfer stations and transportation centers in the United States and Canada. In fiscal year 2001, the Company sold its Martinez, California center and closed its Burton, Michigan center.

The Company provides waste management consulting services for governmental entities from approximately 17 office locations in the United States, Canada, Puerto Rico, and Saudi Arabia, of which 16 are leased.

The Company has 10 additional locations for treatment and disposal services in the United States and Canada, of which approximately half are leased. These operations include battery disposal, PCB disposal and deep well injection.

The Company operates approximately 30 satellite locations across the United States and Canada, of which approximately half are owned. These satellite locations support one or more of its landfills, incinerators, wastewater treatment, service centers, consulting, administrative, or other treatment and disposal facilities.

The Company owns or leases approximately 10 properties, which are closed or vacant. Most of these properties were previously used by the Company and require environmental remediation. Some of these properties may either be sold or used in future operations.

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

The Company owns 13 and leases ten properties, which provide oil recovery and collection services in the United States and Canada.

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

The Company owns or leases approximately 34 additional locations, which provide specialty services, such as silver recovery, imaging, tank farm, and maintenance, administrative offices, satellite locations, and other miscellaneous functions.

The sales and service representatives for the Branch Sales and Service Division operate out of approximately 173 branch locations. Of these, approximately half are leased. Twelve of the Company's branches share locations with accumulation centers, while the vast majority of the remaining branches each have separate locations. A typical branch is approximately 8,000 square feet.

The Company owns a 269,000 square foot administrative office building located in Elgin, Illinois. The building was the former corporate headquarters of Safety-Kleen Systems, Inc., a subsidiary of Safety-Kleen. The Company intends to sell this property.

The Company owns approximately 20 and leases 28 additional facilities, which are closed or vacant. Most of these locations were branch facilities, and the Company is conducting environmental remediation activities. Some of these properties may either be sold or used in future operations.

OTHER

The Company leases a combined 126,000 square feet of office space in three locations in Columbia, South Carolina for its corporate and division headquarters.

ITEM 3.  LEGAL PROCEEDINGS

CHAPTER 11 FILING

The Debtors each filed a voluntary petition for reorganization under the Bankruptcy Code on June 9, 2000. The petitions were filed in the United States Bankruptcy Court for the District of Delaware Case No. 00-2303 (PJW). Management of the Company continues to operate the business of the Debtors as a debtor-in-possession under Sections 1107 and 1108 of the Bankruptcy Code as described in Item 1 of Part I. In this proceeding, the Debtors intend to propose and seek confirmation of a plan or plans of reorganization. Unless modified by the order of the Bankruptcy Court, pursuant to the automatic stay provision of
Section 362 of the Bankruptcy Code, most pending pre-petition litigation against the Debtors is currently stayed.

On November 7, 2000, Laidlaw, on behalf of itself and its direct and indirect subsidiaries, filed a proof of claim in the unliquidated amount of not less than $6.5 billion against the Debtors in the Chapter 11 cases. The claims Laidlaw asserted against the Debtors fall into the following general categories: 1) claims for indemnification; 2) contribution and reimbursement in connection with certain litigation matters; 3) claims against the Debtors for fraudulent misrepresentation, fraud, securities law violations, and related causes of action; 4) insurance claims; 5) guaranty claims; 6) environmental contribution claims; 7) tax reimbursement claims; and 8) additional miscellaneous claims. On April 19, 2001, the Debtors, on behalf of itself and its direct and indirect subsidiaries, filed with the Bankruptcy Court an objection to Laidlaw's proof of claim.

As of August 31, 2001, proofs of claim in the approximate amount of $174 billion have been filed against the Debtors by among others, secured creditors, unsecured creditors and equity security holders. The Debtors believe that the face amount of these claims which are in excess of approximately $2.5 billion in accrued liabilities recorded in the Consolidated Financial Statements as of May 31, 2001 as "Liabilities subject to compromise" are duplicative or without merit and will not have a material effect on the Consolidated Financial Statements. The Debtors have filed several omnibus objections in the Bankruptcy Court to seek disallowance or recharacterization of these claims. As of August 31, 2001, the Debtors had identified approximately $170.8 billion of claims that the Debtors believed were duplicative or without merit. The Company continues to review the proofs of claim filed and to identify those claims to which an appropriate objection should be filed.

ACTIONS AGAINST LAIDLAW INC.

Each member of the Laidlaw Group filed a voluntary petition for reorganization under the Bankruptcy Code on June 28, 2001. The petitions were filed in the United States Bankruptcy Court for the Western District of New York, Case Nos. 01-14099 K through 01-14104 K. On October 16, 2001, the Company and the Official Committee of Unsecured Creditors filed a proof of claim in the unliquidated amount of not less than $4.6 billion, subject to statutory trebling, plus punitive damages, interest, and costs, against the Laidlaw Group in the above-referenced Chapter 11 cases. The claims against the Laidlaw Group fall into the following general categories: 1) claims for fraud, racketeering, breach of fiduciary duty, and other related misconduct; 2) preference and fraudulent transfer claims; 3) breach of contract, misrepresentation, and other related misconduct; 4) guaranty claims; and 5) indemnification, contribution, and reimbursement claims. The Laidlaw Group has not yet filed an objection to the proof of claim filed by the Company. The Company intends to vigorously pursue this claim. Similarly, certain directors of Safety-Kleen filed a proof of claim against Laidlaw. To the extent these directors are successful in obtaining payments that otherwise would have gone to the Company, their interests could be deemed materially adverse to the interests of the Company.

On April 19, 2001, the Company filed an action against Laidlaw and its affiliates, Laidlaw Transportation, Inc. and Laidlaw International Finance Corporation (collectively the "Laidlaw Defendants"), in the United States Bankruptcy Court for the District of Delaware, Adv. Pro. No. 01-01086 (PJW). This action seeks to recover a transfer of over $200 million made in August 1999 (the "Transfer") to or for the benefit of the Laidlaw Defendants, holders of 43.5% of the Company's common stock. The Company asserts that the Transfer is recoverable either as a preference payment to the extent the Transfer retired pre-existing debt, or as a fraudulent transfer to the extent the Transfer redeemed equity or was made with intent to hinder, delay or defraud creditors. In the action, the Company seeks to recover the Transfer, plus interest and costs occurring from the first date of demand, from the Laidlaw Defendants. As a result of the Laidlaw Group's Chapter 11 filing in the Western District of New York, all actions in the adversary proceeding are currently stayed.

See also the "Laidlaw Inc.  Relationships" discussion in Item 13 of Part III.

MATTERS RELATED TO INVESTIGATION OF FINANCIAL RESULTS

On March 6, 2000, the Company announced that it had initiated an internal investigation of its previously reported financial results and certain of its accounting policies and practices. The investigation followed receipt by the Company's Board of Directors of information alleging possible accounting irregularities that may have affected the previously reported financial results of the Company after fiscal year 1998. The internal investigation was subsequently expanded to include fiscal years 1998 and 1997. The Board of Directors appointed the Special Committee (Investigation), consisting of four directors who were then independent outside directors of the Company, to conduct the internal investigation. The Special Committee (Investigation) was later expanded to five directors, with the addition of one additional independent outside director. The Special Committee (Investigation) engaged the law firm of Shaw Pittman, and Shaw Pittman engaged the accounting firm of Arthur Andersen LLP, to assist with the comprehensive investigation of these matters. As a result of the preliminary findings of the investigation and the results of the audit conducted by Arthur Andersen, LLP, the Company restated its previously reported financial results for 1999, 1998 and 1997 in Form 10-K/A filed on July 9, 2001.

On March 5, 2000, the Board placed the following three officers, one of whom was a director, on administrative leave: Kenneth W. Winger, the Company's President, Chief Executive Officer, and a Director; Michael J. Bragagnolo, Executive Vice President and Chief Operating Officer; and Paul R. Humphreys, Senior Vice President of Finance and Chief Financial Officer. The Company accepted the resignations of Messrs. Winger, Bragagnolo, and Humphreys, as officers, in mid-May 2000 and of Mr. Winger, as a director, on June 9, 2000, and subsequently terminated the employment of these individuals in July 2000. From March 6, 2000 through May 22, 2000, David E. Thomas, Jr. and Grover C. Wrenn, both members of the Board of Directors, were appointed by the Board of Directors to co-manage the Company on an interim basis. Thereafter the Board formally elected Mr. Thomas as Chairman of the Board on May 4, 2000 and Chief Executive Officer on May 22, 2000. Mr. Wrenn was also elected as President and Chief Operating Officer on May 22, 2000.

On September 13, 2001, the Board of Directors dissolved the Special Committee (Investigation) and established the Special Committee (Conflicts of Interest in Litigation). The Special Committee (Conflicts of Interest in Litigation) is authorized to, among other things, manage all litigation by or against the Company in connection with which there may be conflicts of interest between the Company and any Board Members. The Special Committee (Conflicts of Interest in Litigation) is comprised of Ronald A. Rittenmeyer, Kenneth K. Chalmers, Peter E. Lengyel and David W. Wallace, each of whom was appointed to the Board subsequent to March 6, 2000.

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

On August 3, 2000, the South Carolina District Court approved an Order consolidating 19 of the Shareholder Class Actions and any other actions alleging claims on behalf of investors who acquired shares of the Company's common stock in the time period November 13, 1997, through March 6, 2000, into one action, In Re Safety-Kleen Corp. Securities Litigation, Civil Action No. 3:00-CV-736-17 (the "Securities Consolidated Action"). Each of the Shareholder Class Actions consolidated into the Securities Consolidated Action was dismissed without prejudice. A Consolidated Amended Complaint was filed in the South Carolina District Court on September 18, 2000. The Securities Consolidated Action was brought on behalf of all persons, except defendants, who (i) purchased the common stock of Laidlaw Environmental Services, Inc. ("LESI") between July 9, 1997, and July 1, 1998, (ii) purchased the common stock of Safety-Kleen between July 1, 1998, and March 6, 2000, or (iii) exchanged shares of Safety-Kleen common stock for shares of the common stock of LESI in the merger of LESI and Safety-Kleen. In addition to naming the Individual Defendants and Mr. Bullock, the Amended Complaint also named John R. Grainger, Leslie W. Haworth, John W. Rollins, Jr., David E. Thomas, Jr., Henry B. Tippie, James L. Wareham, Grover C. Wrenn and Henry H. Taylor, (all of whom are present or former officers or members of the Board of Directors of the Company and/or Laidlaw ), PricewaterhouseCoopers LLP and Laidlaw as defendants to the Securities Consolidated Action. By Order dated May 10, 2001, Henry H. Taylor was dismissed without prejudice as a defendant. The Consolidated Amended Complaint alleges that the defendants disseminated materially false and misleading information and failed to disclose material facts with respect to the Company's financial condition and business prospects, thereby causing the market price of Company securities to be artificially inflated during the relevant class periods and that the class members acquired Company securities during the class periods at artificially inflated prices and were damaged thereby. The Consolidated Amended Complaint asserts various violations of federal securities laws including violations of Sections 10(b), 14(a) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and Sections 11, 12(a)(2) and 15 of the Securities Act of 1933. The Securities Consolidated Action seeks to recover damages in an unspecified amount that the class members allegedly sustained by purchasing shares of the Company's common stock at artificially inflated prices, as well as related relief. On January 8, 2001, the South Carolina District Court issued an Order amending the caption of the Securities Consolidated Action to In Re Safety-Kleen Corporation Stockholders Litigation. Defendants filed motions to dismiss, which were denied by the South Carolina District Court by order dated May 15, 2001. Discovery in this case is now underway.

On August 11, 2000, the South Carolina District Court approved an Order consolidating the remaining two Shareholder Class Actions involving shareholders who were former shareholders of Rollins Environmental Services, Inc. ("Rollins") into one action, In Re Safety-Kleen Corp. Security Litigation, Civil Action No. 3:00 1343-17 (the "Rollins Consolidated Action"). The two Shareholder Class Actions consolidated into the Rollins Consolidated Action were dismissed without prejudice. On October 2, 2000, a Consolidated Amended Class Action Complaint for Violations of Federal Securities Laws in the Security Consolidated Action was filed in South Carolina District Court. The Rollins Consolidated Action is brought on behalf of all persons, except defendants, their affiliates and certain related parties, who were former shareholders of Rollins and who received or should have received the Proxy Statement (the "Proxy Statement") issued to shareholders of Rollins to notify them of the special meeting that had been convened to vote on the reverse acquisition of Laidlaw Chem-Waste, Inc. by Rollins to form LESI. The Consolidated Amended Complaint named the Individual Defendants, Mr. Bullock, the Estate of John W. Rollins, Sr., John W. Rollins, Jr. and Laidlaw as defendants in the Rollins Consolidated Action. The Consolidated Amended Complaint principally alleges that the defendants disseminated materially false and misleading information and failed to disclose material facts with respect to the Company's financial condition and business prospects in connection with the Proxy Statement and, as a result, the class members were denied an opportunity to make an informed voting decision at the special meeting for approval of the reverse acquisition. The Rollins Consolidated Action asserts various violations of federal securities laws including violations of Sections 14(a) and 20 of the Securities Exchange Act of 1934 and Rule 14a-9 promulgated thereunder. The Rollins Consolidated Action seeks to recover damages in an unspecified amount that the class members allegedly sustained as a result of the reverse acquisition and the voting in connection therewith, as well as related relief. On January 8, 2001, the South Carolina District Court issued an Order amending the caption of the Rollins Consolidated Action to In Re Safety-Kleen Rollins Shareholders Litigation. On June 8, 2001, the Court granted the Motion to Dismiss filed by defendants John
W. Rollins, Jr. and the Estate of John W. Rollins, Sr. On June 12, 2001, plaintiffs filed a Motion for Leave to File a Second Consolidated Amended Complaint. The Second Consolidated Amended Complaint named the Individual Defendants, Laidlaw, Inc., John W. Rollins, Jr. and the Estate of John W. Rollins Sr. The only claim asserted against John W. Rollins, Jr. and the Estate of John W. Rollins, Sr. was one for common law negligent misrepresentation. Subsequently, and with the permission of the Court, plaintiffs filed a Third Consolidated Amended Complaint asserting the same claims against John W. Rollins, Jr. and the Estate of John W. Rollins, Sr. as were asserted in the Second Consolidated Amended Complaint, but adding certain allegations regarding the July 2001 restatement by the Company and dropping Laidlaw as a party-defendant due to Laidlaw's filing of a Chapter 11 bankruptcy petition. An Answer to the Third Amended Consolidated Complaint was filed on September 21, 2001 on behalf of John W. Rollins, Jr. and the Estate of John W. Rollins, Sr. Discovery is now underway in this action.

In addition to the above, two shareholder derivative lawsuits were filed in the Delaware Court of Chancery for New Castle County on behalf of the Company, against certain of its directors and former directors (the "Delaware Derivative Actions"): (1) Civil Action No. 17923-NC on March 24, 2000, pending under the caption Peter Frank vs. Kenneth W. Winger, John W. Rollins, James R. Bullock, David E. Thomas, Jr., Leslie W. Haworth, Henry B. Tippie, James L. Wareham, John
W. Rollins, Jr., Robert W. Luba and Grover C. Wren (sic), and Safety-Kleen Corp. (Nominal Defendant) and (2) Civil Action No. 1974-NC on March 30, 2000, pending under the caption Harbor Finance Partners, derivatively on behalf of Safety-Kleen Corp., against James R. Bullock, John W. Rollins, Sr., David E. Thomas, Jr., Kenneth W. Winger, Leslie W. Haworth, Henry B. Tippie, James L. Wareham, John W. Rollins, Jr., Robert W. Luba, Peter N.T. Widdrington and Grover
C. Wrenn, Defendants and Safety-Kleen Corp. (Nominal Defendant). The Delaware Derivative Actions assert, among other things, that the defendants breached their fiduciary obligations to the Company and its shareholders by failing to adequately supervise the Company and to monitor its internal financial administrative policies, procedures and controls over an extended period of time, thereby exposing the Company to class action lawsuits and the loss of goodwill in the investment community, resulting in damages to the Company and its shareholders. These claims seek to recover damages on behalf of the Company against the director defendants in an unspecified amount as well as related relief. A Notice of Automatic Stay was filed in the Frank case by attorneys for the Company on or about June 28, 2000. There has been no further action in the Delaware Derivative Actions cases.

On April 13, 2000, a class action captioned Muzinich & Co., Inc., individually and on behalf of all others similarly situated, v. Safety-Kleen Corp., Kenneth
W. Winger, Michael J. Bragagnolo, Paul R. Humphreys, and Laidlaw Inc., Civil Action No. 3:00-1145-17 (the "Muzinich Class Action"), was filed in the South Carolina District Court. An Amended Class Action Complaint for violations of the federal securities laws was filed on August 25, 2000 pursuant to an August 3, 2000 Order of the South Carolina District Court Judge. The Company was not named as a defendant in the Amended Class Action Complaint. The Muzinich Class Action was filed on behalf of a class comprising all persons who purchased 9.25% Senior Subordinated Notes due 2008 of the Company during the period from October 23, 1998, through June 9, 2000.

On July 18, 2000, a class action captioned American High-Income Trust and State Street Research Income Trust suing on behalf of themselves and all others similarly situated v. Kenneth W. Winger, Laidlaw Inc., PricewaterhouseCoopers, LLP, TD Securities (USA) Inc., NationsBanc Montgomery Securities, Raymond James & Associates, Inc., Arthur Andersen LLP, James R. Bullock, Paul R. Humphreys, John W. Rollins, Sr., John W. Rollins, Jr., Leslie W. Haworth, Robert W. Luba, David E. Thomas, Jr., Henry B. Tippie, James L. Wareham, Grover C. Wrenn, Michael J. Bragagnolo and Henry H. Taylor, Civil Action No. 00-661 (the "American High-Income Trust Class Action"), was filed in the United States District Court for the District of Delaware. The American High-Income Trust Class Action was filed on behalf of all investors who purchased or acquired certain bonds issued by the Company in initial offerings or on the secondary market from April 17, 1998, through March 6, 2000. On December 1, 2000, the Judicial Panel on Multidistrict Litigation transferred the American High-Income Trust Class Action to the South Carolina District Court for coordinated or consolidated pretrial proceedings with the actions already pending in the South Carolina District Court. On January 8, 2001, the South Carolina District Court approved an Order consolidating the American High-Income Trust Class Action and the Muzinich Class Action into one action, In Re Safety-Kleen Corp. Bondholders Litigation, Consolidated Case No. 3-00-1145 17 (the "Bondholders Consolidated Action"). A Consolidated Class Action Complaint was filed in the South Carolina District Court on January 23, 2001. Arthur Andersen LLP and Henry H. Taylor were not named as defendants in the Consolidated Class Action Complaint. The Bondholders Consolidated Action was brought on behalf of all persons who purchased or acquired certain bonds issued by the Company, or its predecessor LESI, in initial offerings or on the secondary market from April 17, 1998, through March 9, 2000. The Bondholders Consolidated Action alleges that the Company disseminated materially false and misleading financial statements and that the class members purchased the bonds in reliance upon such financial statements. The Bondholders Consolidated Action asserts, among other things, various violations of federal securities laws including violations of Sections 11(a), 12(a)(2) and 15 of the Securities Act of 1933, Sections 10(b), 18 and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated under the Securities Exchange Act of 1934. The Bondholders Consolidated Action seeks to recover damages in an unspecified amount that the class members allegedly sustained, as well as related relief. Motions to Dismiss the claims were filed on or about March 9, 2001. By Order dated September 12, 2001, the Court dismissed with prejudice as to all the defendants the claims under Sections 11(a), 12(a)(2), 15 of the Securities Act of 1933 and the Section 18 claim under the Securities Exchange Act of 1934. The Court has not yet ruled as to the Section 10(b) and 20(a) claims.

In addition, two class actions have been filed against Laidlaw and certain of its directors on behalf of purchasers of shares of the common stock of Laidlaw and purchasers of bonds of Laidlaw during the period October 15, 1997, through and including March 13, 2000. A shareholder class action captioned Meltzer v. John R. Grainger, James R. Bullock, Leslie W. Haworth and Laidlaw Inc., Civil Action No. 3:00-CV-2518-17, was filed with the South Carolina District Court on August14, 2000. A bondholder class action captioned David I. L. Sunstein v. John
R. Grainger, James R. Bullock, Leslie W. Haworth and Laidlaw Inc., Civil Action No. 3:00-CV-855, was filed with the South Carolina District Court on March 17, 2000. The plaintiffs in both actions allege, among other things, that the defendants made false and misleading statements and violated certain federal securities laws. The plaintiffs in both actions seek to recover damages in an unspecified amount that the applicable class members allegedly sustained, as well as related relief. Messrs. Grainger, Bullock and Haworth have demanded to be indemnified by the Company in these actions.

On September 23, 2000, a class action captioned John Hancock Life Insurance Company, New York Life Insurance Company, Aid Association For Lutherans, American General Annuity Insurance Company and The Variable Annuity Life Insurance Company, On Behalf of Themselves and All Others Similarly Situated, v. John R. Grainger, James R. Bullock, Ivan R. Cairns, Leslie W. Haworth, Peter N.T. Widdrington, Wayne R. Bishop, William P. Cooper, Jack P. Edwards, William
A. Farlinger, Donald M. Green, Martha O. Hesse, Gordon R. Ritchie, Stella M. Thompson, Laidlaw Inc., PricewaterhouseCoopers, LLP, Goldman, Sachs & Co., Bear, Stearns & Co., Inc., Salomon Smith Barney, Merrill Lynch & Co., Robertson Stephens & Co., Banc One Corp., CIBC Oppenheimer, Banc of America Securities, LLC and TD Securities (USA), Inc., Civil Action No. 7233, was filed in the United States District Court for the Southern District of New York on behalf of all persons, except the defendants and certain related parties, who purchased the bonds of Laidlaw during the period September 24, 1997 through and including May 12, 2000. The plaintiffs allege, among other things, that the defendants made false and misleading statements and violated certain federal securities laws. The plaintiffs seek to recover damages in an unspecified amount that the applicable class members allegedly sustained, as well as related relief. Mr. Grainger and Mr. Haworth have demanded to be indemnified by the Company in this action.

On December 12, 2000, a class action captioned Westdeutsche Landesbank Girozentrale, New York Branch, On Behalf Of Itself And All Others Similarly Situated, v. John R. Grainger, James R. Bullock, Ivan R. Cairns, Leslie W. Haworth, Peter N.T. Widdrington, Wayne R. Bishop, William P. Cooper, Jack P. Edwards, William A. Farlinger, Donald M. Green, Martha O. Hesse, Gordon R. Ritchie, Stella M. Thompson, Laidlaw Inc., PricewaterhouseCoopers LLP, Goldman, Sachs & Co., Merrill Lynch & Co., Banc One Corp., CIBC Oppenheimer, Banc Of America Securities, LLC and TD Securities (USA), Inc., Civil Action No. 9486, was filed in the United States District Court for the Southern District of New York on behalf of all persons, except the defendants and certain related parties, who purchased call options or sold put options or other similar securities exercisable for the bonds of Laidlaw during the period September 24, 1997, through and including May 12, 2000. The plaintiffs allege, among other things, that the defendants made false and misleading statements and violated certain federal securities laws. The plaintiffs seek to recover damages in an unspecified amount that the applicable class members allegedly sustained as well as related relief. Mr. Grainger has demanded to be indemnified by the Company in this action.

On March 5, 2001, a case captioned Eaton Vance Distributors, Inc., T. Rowe Price Associates, Inc., Delaware Investment Advisors, John Hancock Funds, Inc., and Putnam Investments, Inc., v. Kenneth W. Winger, Laidlaw Inc. John R. Grainger, James R. Bullock, Paul R. Humphreys, John Rollins, Sr., John W. Rollins, Jr., Leslie W. Haworth, David E. Thomas, Jr., Henry B. Tippie, James L. Wareham, Grover C. Wrenn, Michael J. Bragagnolo and Henry H. Taylor, Case No. 01AS01376, was filed in the Superior Court of the State of California, County of Sacramento. The plaintiffs purchased or acquired certain bonds issued by the California Pollution Control Financing Authority on July 1, 1997, secured by an indenture agreement with LESI. and its successor Safety-Kleen, in their initial offering on July 1, 1997, and retained through March 6, 2000. The bonds were entitled Pollution Control Refunding Revenue Bonds due July 1, 2007. The plaintiffs allege, among other things, that the defendants made written or oral communications containing material false statements or omissions and violated certain state securities laws and common law. The plaintiffs seek to recover compensatory damages in the amount of approximately $21.7 million and punitive damages in the amount of approximately $65.2 million, as well as related relief. Although the Company is not a party to this action, certain of the individual defendants, who are present or former officers or directors of the Company, may make demands to be indemnified by the Company in connection with the action. A Motion to Quash service of the summons for lack of personal jurisdiction, on behalf of David E. Thomas, John W. Rollins, Jr., the Estate of John W. Rollins, Sr., James L. Wareham, Grover C. Wrenn, and Henry B. Tippie was filed on August 27, 2001. On behalf of Mr. Taylor, a Motion to Quash service of the summons was filed on September 4, 2001. At a hearing held on October 26, 2001, the Court granted the Motions to Quash the summons for lack of personal jurisdiction as to all the defendants. It is as yet unknown whether plaintiffs will seek to re-file this action in a different jurisdiction.

On or about July 1, 2001, a case captioned MFS Series Trust III, Merrill Lynch High Yield Municipal Bond Fund, Inc., Merrill Lynch Municipal Bond Fund, The National Portfolio, Merrill Lynch Municipal Strategy Fund, Eaton Vance Distributors, Inc., T. Rowe Price Associates, Inc., John Hanckock Funds, Inc., and Putnam Investments, Inc. v. Kenneth W. Winger, John R. Grainger, James R. Bullock, Paul R. Humphreys, John W. Rollins, Sr., John W. Rollins, Jr., Leslie
W. Haworth, David B. Thomas, Jr., Henry B. Tippie, James L. Wareham, Grover C. Wrenn, Michael J. Bragagnolo, and Henry H. Taylor, CV 01-300722MI, was filed in the Third District Court, County of Tooele, State of Utah. The plaintiffs purchased or acquired certain bonds issued by Tooele County on July 1, 1997, secured by an indenture agreement with LESI, and its successor Safety-Kleen, in the initial offering on July 1, 1997, and retained through March 6, 2000. The bonds were entitled Pollution Control Refunding Revenue Bonds due July 1, 2007. The plaintiffs allege, among other things, that the defendants made written or oral communications containing material false statements or omissions and violated certain state securities laws and common law. Although the Company is not a party to this action, certain of the individual defendants, who are present or former officers or directors of the Company, may make demands to be indemnified by the Company in connection with the action. The defendants have not yet responded to the Complaint.

On October 4, 2001, the Company, along with Robert Luba, the Estate of John Rollins, Sr., John Rollins, Jr., David E. Thomas, Jr., Henry B. Tippie, James L. Wareham, and Grover C. Wrenn filed an action in the Circuit Court of South Carolina, Richland County, against PricewaterhouseCoopers LLP and PricewaterhouseCoopers LLP (Canada), Civil No. 3:01-4247-17 (the "PWC Action"). The PWC Action alleges, among other things, that the defendants were negligent and reckless in failing to comply with applicable industry and professional standards in their review and audit of the Company's financial statements and in the negligent and reckless failure to detect and/or report material misstatements in those financial statements. The Complaint alleges causes of action for breach of contract, breach of contract accompanied by a fraudulent act, professional negligence, negligent misrepresentation, violations of the South Carolina Unfair Trade Practices Act and a declaratory judgment for indemnification on behalf of the plaintiff directors. The Complaint seeks in excess of $1.0 billion from the defendants. The defendants have removed this case to federal court and moved to dismiss. The Company intends to pursue this claim vigorously.

On November 13, 2001, the Company, along with Robert Luba, the Estate of John Rollins, Sr., John Rollins, Jr., David E. Thomas, Jr., Henry B. Tippie, James L. Wareham, and Grover C. Wrenn filed an action in the Circuit Court of South Carolina, Richland County, against National Union Fire Insurance Company of Pittsburgh, PA and American Home Assurance Company, Civil No. 01CP404813 (the "Insurance Action"). The Insurance Action alleges that the defendants wrongfully denied insurance coverage under certain directors and officers insurance policies for the various securities actions detailed above. The Complaint alleges causes of action for declaratory judgment and breach of contract. The Complaint seeks insurance coverage for plaintiffs' for costs associated with defending the securities actions and for any liability plaintiffs may ultimately incur. The Company intends to pursue this claim vigorously.

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

On or about March 22, 2000, Safety-Kleen was served with a subpoena issued by a Grand Jury sitting in the United States District Court for the Southern District of New York seeking production of the same documents described in the Commission's original subpoena. The Company has responded to the subpoena.

The Company is cooperating with each of the investigations.

FINANCIAL ASSURANCE ISSUES

Under RCRA, TSCA and analogous state statutes, owners and operators of certain waste management facilities are subject to financial assurance requirements to ensure performance of their closure, post-closure and corrective action obligations. The Company is subject to these financial assurance requirements. Applicable regulations allow owners and operators to provide financial assurance through a surety bond from an approved surety. Under federal regulations and in virtually all states, to qualify as an approved surety for the purposes of providing this type of financial assurance, a surety company must be listed on Circular 570, which is maintained and distributed publicly by the United States Department of the Treasury. In compliance with the law, the Company procured surety bonds issued by Frontier as financial assurance at numerous locations. Of the total amount of financial assurance required of the Company under the environmental statutes, which approximated $500 million as of May 31, 2000, slightly more than 50 percent of such requirements were satisfied through assurances provided by Frontier in the form of surety bonds.

On June 6, 2000, the U.S. Treasury issued notification that Frontier no longer qualified as an acceptable surety on Federal bonds and had been removed from Circular 570 on May 31, 2000. Accordingly, as of May 31, 2000, the Company no longer had compliant financial assurance for many of its facilities. Under applicable regulations, the Company was required to obtain compliant financial assurance within sixty days, and in some states, more quickly. The Frontier surety bonds at the Company's facilities, remain in place (except where replaced with compliant coverage) and effective and the Company continues to pay the premiums on the bonds.

Immediately following the June 6, 2000 announcement that Frontier no longer qualified as an approved surety, the Company notified the EPA that its lack of certified financial statements for fiscal years 1999, 1998 and 1997 and certain alleged accounting irregularities would cause the Company difficulty in attempting to obtain compliant financial assurance for its facilities previously covered by the Frontier bonds. The Company and the EPA also contacted states in which the non-compliant facilities were located and apprised such states of these facts.

The Company and the EPA, acting on behalf of many, but not all affected states, then engaged in negotiations resulting in the entry of a CAFO, which the Bankruptcy Court approved on October 17, 2000. The main component of the CAFO is a compliance schedule (since modified) for the Company to obtain compliant financial assurance for the facilities covered by the Frontier bonds. The CAFO also imposed a penalty on Safety-Kleen Services, Inc. The penalty has grown to approximately $1.6 million as delays have ensued in the replacement of Frontier, and additional states have joined the CAFO (see discussion below). Some states have imposed financial assurance penalties in addition to this amount. The Company believes such asserted penalties will total approximately $600,000 through November 30, 2001. Under the CAFO, the Company was required to obtain compliant financial assurance as expeditiously as possible, with the original deadline set at December 15, 2000. The EPA reserved discretion to extend the deadline and did so on several occasions. The current deadlines are January 31, 2002 for active facilities and March 31, 2002 for the remaining facilities.

The Company and the EPA contacted states in which affected facilities were located and apprised these states of the terms of the CAFO. Several of these states referred the affected facilities' non-compliance to the EPA for enforcement and joined in the CAFO. Certain other states (referred to in the CAFO as the "Parallel Action States") have entered parallel agreements with the Company. Other states have entered or have indicated an interest to enter agreements with affected facilities with terms similar to the CAFO.

On August 7, 2001, the Company obtained the collateral necessary to enable it to replace Frontier surety bonds at approximately 114 facilities. The replacement at these facilities will occur upon state acceptance of the replacement coverage. Several states have approved the replacement insurance policies, which Indian Harbor Insurance Company has issued, and in those states the Company now has financial assurance coverage that complies with applicable law. The Company expects the remaining affected states and the EPA to approve the Indian Harbor policies in the near future. On or about November 5, 2001, the Company provided the collateral necessary to enable it to replace Frontier surety bonds at additional facilities, pursuant to Bankruptcy Court approval obtained on November 5, 2001.

As of November 20, 2001, the Company was in a position to provide replacement financial assurance coverage at all but two active facilities and approximately 18 inactive facilities.

Most, but not all, states that have retained primary jurisdiction on this issue and which have facilities where Frontier has not yet been replaced have indicated that they will accept the January 31 and March 31, 2002 deadlines described above. However, the Company has not concluded agreements with all such states. The Company may seek further extensions of time from the EPA and the states, but the CAFO does not obligate the EPA and the states to grant such further extensions. Under the CAFO, the EPA reserves the right, in consultation with an affected state, to determine in its discretion and in accordance with applicable law, to modify these requirements. There can be no assurance that the Company will be able to complete its replacement of Frontier on a schedule acceptable to the EPA and the states. If it does not, the two remaining active facilities for which the Company has not yet arranged Frontier's replacement will have to close and the Company may be subject to additional penalties. In addition, the Company could be assessed additional penalties in certain states for the delays in replacing Frontier. Moreover, the EPA has barred the two active facilities just described from receiving certain wastes.

The Company understands that, on August 27, 2001, Frontier entered a rehabilitation proceeding that the New York Superintendent of Insurance will administer pursuant to New York law. The Company further understands that in such a proceeding, the Superintendent takes possession of the property of Frontier and conducts its business. The Company has been informed that these rehabilitation proceedings are unlikely to affect the validity of the remaining Frontier bonds at its facilities.

Pursuant to the terms of the CAFO, the Company has agreed to a schedule by which the EPA and Participating States may monitor the Company's efforts to obtain compliant financial assurance. This schedule includes required periodic reports to the EPA and Participating States. The schedule also required the Company to provide audited restated financial statements for fiscal years 1997-1999 and the audited statements for fiscal year 2000 by certain deadlines. The Company did not meet the deadlines by the original due dates but subsequently provided the required information to the EPA and Participating States. Accordingly, the EPA and certain states may impose additional penalties on the Company.

Under the CAFO, until such time as the affected facilities have obtained compliant financial assurance, the Company and its affected facilities must not seek to withdraw an existing irrevocable letter of credit, which is subject to compromise, in the amount of $28.5 million from Toronto Dominion Bank for the benefit of Frontier and shall take all steps necessary to keep current the existing Frontier surety bonds.

In the CAFO, the Company waived certain arguments they otherwise could have asserted under the Bankruptcy Code with respect to their financial assurance and certain other obligations under environmental laws. The Company's lenders and the unsecured creditors committee have reserved their right to assert certain of such arguments.

The State of South Carolina has indicated that it will not be a Participating State or a Parallel Action State for facilities owned or operated by Safety-Kleen (Pinewood), Inc. (See discussion below)

SAFETY-KLEEN (PINEWOOD), INC.

A subsidiary of Safety-Kleen, Safety-Kleen (Pinewood), Inc. ("Pinewood"), owns and operates a hazardous waste landfill near the Town of Pinewood in Sumter County, South Carolina. By an order dated May 19, 1994 ("the Pinewood Order"), the South Carolina Board of Health and Environmental Control approved the issuance by the Department of Health and Environmental Control ("DHEC") of a RCRA Part B permit (the "Pinewood Permit") for operation of the Pinewood facility. The Pinewood Permit included provisions governing financial assurance and capacity for the facility.

The Pinewood Order established Pinewood's total permitted capacity of hazardous and non-hazardous waste to be 2,250 acre feet, including the amount of hazardous waste disposed prior to the date of the Order.

South Carolina law requires that hazardous waste facilities provide evidence of financial assurance for potential environmental cleanup and restoration in form and amount to be determined by DHEC. The Pinewood Order required Pinewood to establish and maintain an Environmental Impairment Fund ("EIF") in the amount of $133 million in 1994 dollars by July 1, 2004 as financial assurance for potential environmental cleanup and restoration of environmental impairment at the Pinewood facility. The total fund requirement amount is to be adjusted annually by the Implicit Price Deflator for the Gross National Product as published by the U.S. Department of Commerce. The EIF has two components: (1) the GSX Contribution Fund, which was to be funded by Pinewood in annual cash payments over a ten year period; and (2) the State Permitted Sites Fund, a legislatively created fund derived from fees on waste disposal at the Pinewood facility. Under the Pinewood Order, at the end of the 100-year post-closure care period, funding of the GSX Contribution Fund will be subject to evaluation by an independent arbitrator, who will determine what level of funding, if any, is still required. The Company is entitled to seek recovery of any excess amount so determined. Upon termination of the GSX Contribution Fund, any remaining trust assets would revert to Pinewood. In 1993 and 1994, Pinewood paid approximately $15.5 million cash into the GSX Contribution Fund, which has grown to approximately $20.6 million as of October 31, 2001.

In June 1995, the South Carolina legislature approved regulations (the "S.C. Regulations") governing financial assurance for environmental cleanup and restoration. The S.C. Regulations gave owner/operators of hazardous waste facilities the right to choose from among five options for providing financial assurance. The options included insurance, a payment bond, a letter of credit, a cash trust fund and a corporate guaranty, subject to a financial soundness test.

From June 1995, under authority of the S.C. Regulations, Pinewood submitted financial assurance for potential environmental cleanup and restoration by way of a corporate guaranty by Laidlaw or insurance. Pinewood also left in place the GSX Contribution Fund. On September 15, 1995, DHEC issued a declaratory ruling finding that the S.C. Regulations were applicable to the financial assurance requirements for Pinewood.

Pinewood appealed the Pinewood Order and the opposing parties appealed the Pinewood Order and the September 15, 1995, DHEC declaratory ruling and the appeals were consolidated in the South Carolina Circuit Court in the case captioned Laidlaw Environmental Services of South Carolina, Inc. et al., Petitioners vs. South Carolina Department of Health and Environmental Control and South Carolina Board of Health and Environmental Control, Respondents - Energy Research Foundation, et al., Intervenors, Docket Numbers C/A 94-CP-43-175, 94-CP-43-178, 94-CP-40-1412 and 94-CP-40-1859. The opposing parties included Citizens Asking for a Safe Environment, Energy Research Foundation, County of Sumter, Sierra Club, County of Clarendon, Senator Phil Leventis, the South Carolina Department of Natural Resources and the South Carolina Public Service Authority.

The South Carolina Court of Appeals issued a decision on April 4, 2000 (substituting for a January 17, 2000 ruling) ruling that (1) the S.C. Regulations were invalid due to insufficient public notice during the promulgation procedure and ordering Pinewood to immediately comply with the cash financial assurance requirements of the May 19, 1994 Order; and (2) both non-hazardous and hazardous waste count against Pinewood's capacity from the beginning of waste disposal, thereby reducing the remaining permitted capacity.

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

On June 22, 2000, DHEC notified Pinewood that the Court of Appeals' decision vacated the S.C. Regulations and, therefore, Pinewood has the sole responsibility to provide cash funding into the EIF in accordance with the Pinewood Order. The DHEC notice also directed Pinewood to provide information to DHEC within 15 days on how Pinewood would comply with the Order including payment into the GSX Contribution Fund. As of October 31, 2001, there was approximately $20.6 million in the GSX Contribution Fund and approximately $14.8 million in the State Permitted Sites Fund. In 2001 dollars, the total EIF funding requirement is approximately $150.1 million. To comply with the financial assurance provisions of the Pinewood Order, Pinewood would have to contribute the following payments (in 2001 dollars) as follows ($ in thousands), subject to the automatic stay provisions discussed below:

                         Amount due during fiscal year:
                             2001                         $ 95,515
                             2002                           14,450
                             2003                            5,652
                         Total                            --------
                                                          $115,617
                                                          ========

Additionally, on June 9, 2000 (on the same day, but after, Pinewood filed its petition for bankruptcy protection in the Bankruptcy Court), DHEC issued an Emergency Order finding that Frontier (the issuer of the bonds used by Pinewood to provide for financial assurance for the costs of closure and post-closure, and third party liability) no longer met regulatory standards for bond issuers. Based on this finding, DHEC ordered Pinewood to cease accepting waste for disposal by August 28, 2000, unless it could provide acceptable alternative financial assurance by June 27, 2000.

On July 7, 2000, in the legal action captioned In re: Safety-Kleen Corp., et al. Debtor, Chapter 11 Cases, Delaware Bankruptcy Court, Case Nos. 00-203 (PJW), Adversary Proceeding No. 00-698-Safety-Kleen (Pinewood), Inc. v. State of South Carolina, et al., District of South Carolina (MJP) Case No. 3:00-2243-10, Pinewood commenced legal proceedings in the United States District Court for the District of Delaware challenging DHEC's June 9, 2000, Emergency Order and DHEC's June 14 and June 22, 2000 notice letters. Pinewood sought to stay and/or enjoin DHEC and the State of South Carolina from enforcement of these directives on the grounds that the actions of DHEC were invalid under various provisions of the United States Constitution, violated the automatic stay provision of the Bankruptcy Code and/or should be enjoined under the equitable powers of the Bankruptcy Court. As an alternative cause of action, Pinewood demanded that it be compensated for the taking of its property without just compensation under provisions of the Constitutions of the United States and the State of South Carolina.

On July 12, 2000, the Delaware U.S. District Court issued an Order transferring the case to the United States District Court for the District of South Carolina.

On August 25, 2000, the U.S. District Court for the District of South Carolina issued rulings that (1) denied South Carolina's motion to dismiss Pinewood's claims upon jurisdictional grounds and certified the issue for an immediate appeal to the United States Court of Appeals for the Fourth Circuit; (2) the June 9, 2000 Emergency Order was subject to the automatic stay provisions of
Section 362 of the Bankruptcy Code; and (3) denied Pinewood's motion for a preliminary injunction with respect to the June 14, 2000 DHEC letter.

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

The Stock Purchase Agreement ("Stock Purchase Agreement") among Rollins Environmental Services, Inc. (now Safety-Kleen), Laidlaw, and Laidlaw Transportation, Inc. ("LTI") dated February 6, 1997, provides that Laidlaw shall maintain, solely at its expense, until the tenth anniversary of the closing date (May 15, 2007), such financial mechanism as may be permitted by the relevant environmental laws to provide the required financial assurance for potential environmental cleanup and restoration at the Pinewood facility. See also the "Laidlaw Inc. Relationships" discussion in Item 13 of Part III.

On September 14, 2001, Pinewood was served with a Notice of Violation and Enforcement Conference issued by DHEC, alleging four separate violations of the South Carolina Hazardous Waste Management Act at Pinewood's landfill. The violations allege that Pinewood, or its predecessors: (1) failed to submit certain leachate and liner compatibility information when Pinewood filed a permit application in January 1986; (2) failed to have an independent registered professional engineer sign closure certifications that were submitted to DHEC between

February 1996 and October 1998; (3) failed to furnish DHEC with complete and accurate information in an April 5, 2001 response to a DHEC request for information; and, (4) failed to prevent the seeping of leachate from above the primary clay liner of landfill Cell III B Extension into an adjacent, partially excavated, unlined future waste disposal cell. An enforcement conference was held November 14, 2001. At the conference, the Company provided information to DHEC for its consideration in deciding if DHEC will take any further action concerning these alleged violations. The Company believes the alleged violations are without substantial merit and intends to vigorously defend against the alleged violations.

On December 4, 2000, DHEC filed a proof of claim with respect to the EIF in the Debtors' Chapter 11 cases in the amount of approximately $118.5 million (in 1994 dollars). The Company believes DHEC's claim to be a general unsecured claim subject to compromise in the bankruptcy case. DHEC asserts that its claim is entitled to administrative expense priority.

On November 1, 2001, DHEC filed a motion in the Bankruptcy Court for an allowance of an administrative expense claim in the amount of approximately $111.5 million (in 1994 dollars). On November 8, 2001, the Debtors filed an objection to that motion asserting that no part of the claim is entitled to administrative status. On November 13, 2001, DHEC filed a reply to the Debtors' objection and a hearing is scheduled before the Bankruptcy Court.

VILLE MERCIER FACILITY

On January 12, 1993, Safety-Kleen Services (Mercier) Ltd. (the "Mercier Subsidiary") filed a declaratory judgement action (Safety-Kleen Services (Mercier) Ltd. v. Attorney General of Quebec; Pierre Paradis, in his capacity as Minister of the Environment of Quebec; Ville Mercier; and LaSalle Oil Carriers, Inc.) in the Superior Court for the Province of Quebec, District of Montreal. The legal proceeding seeks a court determination of the liability associated with the contamination of former lagoons that were located on the Mercier Subsidiary's property. The Mercier Subsidiary asserts that it has no responsibility for the contamination on the site. The Minister of the Environment filed a Defense and Counterclaim in which it asserts that the Mercier Subsidiary is responsible for the contamination, should reimburse the Province of Quebec for past costs incurred in the amount of 17.4 million Canadian Dollars, and should be responsible for future remediation costs. The legal proceedings are in the discovery stage.

The contamination at the Mercier Subsidiary facility dates back to 1968, when an unrelated company owned the property. In 1968, the Quebec government issued two permits to the unrelated company to dump organic liquids into lagoons on the Mercier Subsidiary property. By 1972, groundwater contamination had been identified and the Quebec government provided an alternate water supply to the municipality of Ville Mercier. Also in 1972, the permit authorizing the dumping of liquids was terminated and a permit to operate an organic liquids incinerator on the property was issued. (The entity to which this permit was issued was indirectly acquired by the Company in 1989.) In 1973, the Quebec government contracted with the incinerator operator to incinerate the pumpable liquids in the lagoons. In 1980, the incinerator operator removed, solidified and disposed of the non-pumpable material from the lagoons in a secure cell and completed the closure of the lagoons at its own expense. In 1983, the Quebec government constructed and continues to operate a groundwater pumping and treatment facility near the lagoons.

The Company believes that the Mercier Subsidiary is not the party responsible for the lagoon and groundwater contamination and the Mercier Subsidiary has denied any responsibility for the decontamination and restoration of the site. In November 1992, the Minister of the Environment ordered the Mercier Subsidiary to take all necessary measures to excavate, eliminate or treat all of the contaminated soils and residues and to recover and treat all of the contaminated waters resulting from the aforementioned measures. The Mercier Subsidiary responded by letter, reiterating its position that it had no responsibility for the contamination associated with the discharges of wastes into the former Mercier lagoons between 1968 and 1972 and proposing to submit the question of responsibility to the Courts for determination as expeditiously as possible through the cooperation of the parties' respective attorneys, resulting in the filing of the pending action.

On or about February 9 and March 12, 1999, Ville Mercier and three neighboring municipalities filed separate legal proceedings against the Mercier Subsidiary and certain related companies together with certain former officers and directors, as well as against the Government of Quebec. (Ville Mercier v. Safety-Kleen Services (Mercier) Ltd., et. al.; Ville de Chateauguay v. Safety-Kleen Services (Mercier) Ltd., et. al.; Municipality of Ste-Martine v. Safety-Kleen Services (Mercier) Ltd., et. al.; and St. Paul de Chateauguay v. Safety-Kleen Services (Mercier) Ltd., et. al.) The lawsuits assert that the defendants are jointly and severally responsible for the contamination of groundwater in the region, which plaintiffs claim was caused by contamination from the former Ville Mercier lagoons, and which they claim caused each municipality to incur additional costs to supply drinking water for their citizens since the 1970's and early 1980's. The four municipalities claim a total of approximately 1.6 million Canadian Dollars as damages for additional costs to obtain drinking water supplies and seek an injunctive order to obligate the defendants to remediate the groundwater in the region. The Mercier Subsidiary will continue to assert that it has no responsibility for the ground water contamination in the region. The legal proceedings are in the discovery stage.

Pursuant to the Stock Purchase Agreement, Laidlaw and LTI agreed to indemnify and hold harmless the Company for any damages resulting from the remediation of contaminated soils and water arising from the former lagoon sites and the operation of the incinerator at Mercier, Quebec. The indemnification is only to the extent that the aggregate cash expenditure with respect to such damages exceeds in the aggregate (i) $1.0 million during any year and (ii) since May 15, 1997 (May 15, 2003), an amount equal to the product of approximately $1.0 million times the number of years that have elapsed since May 15, 1997; however, there shall be no indemnification for any cash expenditures incurred more than six years after May 15, 1997. As of September 14, 2001, the Company has not incurred expenses for which it would be entitled to indemnification under the Stock Purchase Agreement. See also the "Laidlaw Inc. Relationships" discussion in Item 13 of Part III.

MARINE SHALE PROCESSORS

Beginning in the mid-1980's and continuing until July 1996, one of the Company's former vendors, Marine Shale Processors, Inc., located in Amelia, Louisiana ("Marine Shale"), operated a kiln which incinerated waste producing a vitrified aggregate as a by-product. Marine Shale contended that its operation recycled waste into a useful product, i.e. vitrified aggregate, and therefore, was exempt from RCRA regulation and permitting requirements as a Hazardous Waste Incinerator. The EPA contended that Marine Shale was a "sham-recycler" subject to the regulation and permitting requirements as a Hazardous Waste Incinerator under RCRA, that its vitrified aggregate by-product is a hazardous waste, and that Marine Shale's continued operation without required permits was illegal. Litigation between the EPA and Marine Shale with respect to this issue began in 1990 and continued until July 1996 when Marine Shale was ordered to shut down its operations by United States Fifth Circuit Court of Appeals.

During the course of its operation, Marine Shale produced thousands of tons of aggregate, some of which was sold as fill material at various locations in the vicinity of Amelia, Louisiana, but most of which is stockpiled on the premises of the Marine Shale site. Moreover, as a result of past operations, soil and groundwater contamination may exist on the Marine Shale site.

In November 1996, an option to buy Marine Shale was obtained by GTX, Inc. ("GTX"), with the intent to operate the facility as a permitted Hazardous Waste Incinerator. Subsequently, Marine Shale, GTX and the EPA reached a settlement, including a required cleanup of the aggregate and the facility, and the Louisiana Department of Environmental Quality issued a draft permit to GTX for operation of the Marine Shale facility as a RCRA-permitted hazardous waste incinerator. Appeals were taken by opposition parties and in October 1999, a Louisiana State Court Judge ruled that the draft permit was improperly issued. GTX appealed this decision and in October 2000, the Appeals Court reversed the lower court and affirmed the permit issuance. The opposition parties filed applications for Supervisory Writs with the Louisiana Supreme Court, and these applications were denied in April 2001. There may be further legal challenges to the permit and GTX expects to spend more than $60 million updating the facility in a year long project prior to commercial operation of the facility. Therefore, it is uncertain whether or when GTX will begin operation of the Marine Shale site.

The Company was one of the largest customers of Marine Shale. In the event Marine Shale does not operate, the potential exists for an action by the EPA requiring cleanup of the Marine Shale site and the stockpiled aggregate under CERCLA. In this event, the Company would be exposed to potential financial liability for remediation costs as a PRP.

The Stock Purchase Agreement provides that Laidlaw and LTI shall indemnify the Company for environmental liability arising with respect to the treatment of waste at the Marine Shale site. The indemnification is only to the extent that the aggregate cash expenditure with respect to such damages exceeds in the aggregate (i) $1 million during any year; and (ii) since May 15, 1997, an amount equal to the product of $1 million times the number of years that have elapsed since May 15, 1997; however, there shall be no indemnification for any cash expenditures by the Company incurred more than six years after May15, 1997(May 15, 2003). As of September 14, 2001, the Company has not incurred expenses for which it would be entitled to indemnification under the Stock Purchase Agreement. See also the "Laidlaw Inc. Relationships" discussion in Item 13 of
Part III.

LAMBTON HAZARDOUS WASTE LANDFILL

On September 3, 1999, the Company's Lambton hazardous waste landfill facility in Ontario, Canada, discovered an upwelling of water and natural gas in a disposal cell designated as Sub-cell 3. While in the course of trying to determine the source and cause of the upwelling, the Company informed the Ontario Ministry of Environment and Energy ("MOE") of the situation. On November 2, 1999, MOE issued a Field Order finding that the upward migration of water and methane gas onto the landfill cell floor necessitated that the Company not utilize the newly constructed Sub-cell 3 for waste disposal. On December 14, 1999, the MOE issued a second Field Order requiring that Sub-cell 4, another newly constructed cell, not be utilized for waste disposal after MOE officials observed what they believed to be significant gas evolution from the bottom of the cell. On December 21, 1999, independent technical experts and Company professionals presented to the MOE testimony and a report addressing MOE concerns. Following the hearing and testimony, the MOE issued a third Field Order on December 24, 1999, revoking the two previous orders and allowing the utilization of Sub-cell 4 for waste disposal under new conditions which included that (1) no waste in Sub-cell 4 was to be placed below an elevation of 182 meters above mean sea level and (2) with respect to Sub-cell 3 the Company, was to provide a report for the approval of the Director of the MOE which would provide the plan for identifying potential areas of gas and water venting, the proposed measures to remediate all areas identified and further steps to protect the integrity of the sub-cell. In accordance with the third Field Order, the Company submitted a report to the MOE in February 2000 outlining its plan for present and future site activities. The MOE issued an Order approving the remediation plan. In accordance with the approved plan, physical remediation began in spring 2001. The Order requires that the plan be fully implemented by the end of December 2001. As of November 26, 2001, the remediation plan is approximately 75% complete. The MOE has approved necessary changes to the plan and has extended the implementation deadline accordingly.

RAYGAR ENVIRONMENTAL SYSTEMS INTERNATIONAL LITIGATION

On August 7, 2000, RayGar Environmental Systems International, Inc. ("RayGar") filed its First Amended Complaint in the United States District for the Southern District of Mississippi, Hattiesburg Division, Civil Action No. 2:9CV376PG, against Laidlaw, Laidlaw Investments, Ltd., LTI, LESI (now Safety-Kleen), LES, Inc. (now known as Safety-Kleen Services, Inc.), Laidlaw Environmental Services (U.S.), Inc. (subsequently merged into Safety-Kleen Services, Inc.), Laidlaw OSCO Holdings, Inc. (now known as Safety-Kleen OSCO Holdings, Inc.), and Laidlaw International alleging a variety of federal antitrust violations and state law business torts. RayGar seeks damages it has allegedly sustained as a result of the defendants' actions in an amount of not less than $450 million in actual compensatory damages and not less than $950 million for punitive damages.

The dispute arises from an unsuccessful effort pursuant to an agreement between RayGar and a Safety-Kleen subsidiary, to obtain RCRA and related permits for the operation of a wastewater treatment facility in Pascagoula, Mississippi. This lawsuit is in the very early stages of discovery. Laidlaw, Laidlaw Investments, Ltd., LTI and Laidlaw International have filed a motion to dismiss the Complaint for lack of personal jurisdiction and for failure to state a claim upon which relief can be granted. The action has not proceeded against the Company due to the filing of the Chapter 11 bankruptcy petitions on June 9, 2000.

FEDERATED HOLDINGS, INC. LITIGATION

On November 6, 2000, Federated Holdings, Inc. ("FHI") filed a lawsuit against Laidlaw, Laidlaw Investments, Ltd., LTI, LESI (now Safety-Kleen), LES, Inc. (now known as Safety-Kleen Services, Inc). Laidlaw OSCO Holdings, Inc. (now known as Safety-Kleen OSCO Holdings, Inc.), and Laidlaw International in the United States District Court for the Southern District of Mississippi, Hattiesburg Division, Civil Action No. 2:00CV286 alleging a variety of federal antitrust violations and state law business torts. FHI seeks damages it has allegedly sustained as a result of the defendants' actions in an amount of not less than $200 million in actual compensatory damages and not less than $250 million for punitive damages.

The dispute arises from an unsuccessful effort pursuant to an agreement between FHI and a Safety-Kleen subsidiary to obtain RCRA and related permits for the operation of a hazardous waste landfill in Noxubee County, Mississippi. This lawsuit is in the very early stages of discovery. Laidlaw, Laidlaw Investments, Ltd., LTI and Laidlaw International have filed a motion to dismiss the Complaint for lack of personal jurisdiction and for failure to state a claim upon which relief can be granted. The action has not proceeded against the Company due to the filing of the Chapter 11 bankruptcy petitions on June 9, 2000.

HUDSON COUNTY IMPROVEMENT AUTHORITY LITIGATION

In July 1999, Hudson County Improvement Authority ("HCIA") filed suit in the Superior Court, Hudson County, New Jersey against SK Services (East), L.C. ("SK Services East") (an indirect wholly owned Safety-Kleen subsidiary), Safety-Kleen, American Home Assurance Company, and Hackensack Meadowlands Development Commission. An Amended Complaint was filed on August 18, 1999, in which HCIA sought damages and injunctive relief evicting SK Services East from a 175 acre site in Kearny, New Jersey owned by HCIA. SK Services East had been using the site pursuant to an Agreement and Lease dated as of February 2, 1997 for the processing and disposal of processed dredge material. HCIA alleged that certain conditions precedent to SK Services East's right to continue operations at the site had not occurred, that as a result the Agreement and Lease had automatically terminated, that SK Services East owed HCIA some $11 million in back rent, and that SK Services East was obligated to finish the remediation of the site and its preparation for development as a commercial property. In January 2000, the Court granted HCIA summary judgment on its motion to declare the Agreement and Lease null and void as a result of the failure of certain conditions precedent. This ruling effectively terminated the relationship between SK Services East and HCIA leaving only the issue of the determination of the rights and responsibilities of the parties in the unwinding of the relationship. In May 2000, HCIA filed for summary judgment seeking an order declaring that SK Services East is obligated to complete all measures required under the remedial action work plan for the site. SK Services East filed a brief opposing the motion. In June 2000, HCIA withdrew its pending motion, with the Court's understanding that the motion could be re-filed if the automatic stay in connection with the Company's Chapter 11 bankruptcy proceeding is lifted. On July 11, 2001, the Bankruptcy Court entered an Order authorizing the Company's rejection of the executory contracts and the unexpired lease to which SK Services East and HCIA were parties. The Order does not limit, abridge, or otherwise effect HCIA's right to assert and seek remedies regarding its pre-and/or postpetition claims against the Company for damages and other relief. Also on July 11, 2001, the Bankruptcy Court granted HCIA's motion to modify the Bankruptcy Code's automatic stay, and entered an Order permitting the Superior Court of New Jersey, Hudson County, to make its final determination regarding SK Services East's contractual obligations under the Agreement and Lease. On October 3, 2001, the Superior Court ruled that SK Services East was not required to complete all measures under the remedial action work plan. The Superior Court ordered that SK Services East and HCIA meet with the New Jersey Department of Environmental Protection and reach an agreement on reasonable measures that SK Services East should take under the circumstances. If no agreement is reached the parties will submit the matter to the Court for decision.

ECDC ENVIRONMENTAL, L.C. CLAIM

Certain subsidiaries of Safety-Kleen entered into a long-term contract (the "4070 Contract") with General Motors Corporation ("GM") to manage certain GM waste products. One requirement of the 4070 Contract was to provide a dedicated cell for GM waste products at a landfill facility owned by ECDC Environmental, L.C. ("ECDC"), which was then a Safety-Kleen subsidiary. In November 1997, the

Company sold its interest in ECDC to an affiliate of Allied Waste Industries, Inc. Pursuant to the sale, ECDC, the Company, and certain Safety-Kleen subsidiaries entered the GM Waste Disposal Agreement (the "WDA") governing the obligations of the parties with respect to the continued management of GM waste in the dedicated cell at the ECDC landfill.

By letter dated May 15, 2000, the Company was notified of GM's intent to terminate the 4070 Contract for default, effective December 31, 2000. Under the WDA, default by the Company under the 4070 Contract would have obligated the Company to pay certain costs, rebates and damages to ECDC in accordance with the terms of the WDA.

As more thoroughly discussed in Part I, Item 3 (Legal Proceedings), "Chapter 11 Filing," the Company filed for protection under Chapter 11 of the Bankruptcy Code. In anticipation of the Company's rejection of the 4070 Contract pursuant to 11 U.S.C. ss.365, on October 30, 2000, ECDC filed a claim for not less than approximately $11.0 million plus other and unspecified additional damages for Company's breach of the 4070 and WDA contracts. Subsequently, the Bankruptcy Court granted the motion by the Company, to reject both the 4070 Contract and the WDA, effective December 1, 2000.

BRYSON ADAMS LITIGATION

In 1996, a lawsuit was filed in the federal court in Baton Rouge, Louisiana, under the caption Carleton Gene Rineheart et al. v. CIBA-GEIGY Corporation, et al., U.S. District Court for the Middle District of Louisiana, CA #96-517, Section B(2). In October 1999, a substantially similar lawsuit was filed in state court in Lafayette Parish, Louisiana, under the caption of Bryson Adams, et al. v. Environmental Purification Advancement Corporation, et al., Civil Action No. 994879, Fifteenth Judicial District Court, Parish of Lafayette, State of Louisiana. In December 2000, these two cases were consolidated with Adams designated as the lead case. In this consolidated litigation, plaintiffs are suing for alleged personal injury and/or property damage arising out of the operation of certain waste disposal facilities near Bayou Sorrel, Louisiana. The initial Bryson Adams lawsuit was filed on behalf of 320 plaintiffs against 191 defendants. Plaintiffs' counsel have advised the court that they represent 1,100 plaintiffs. The Company has recently been informed that the total number of plaintiffs now exceeds 2,500.

A Safety-Kleen subsidiary which owns and operates a hazardous waste deep injection well in Bayou Sorrel, Louisiana is named as a defendant. A different Safety-Kleen subsidiary is also named as a defendant for its alleged role as a generator and arranger for disposal or treatment of hazardous waste at certain of the disposal facilities which are named in the litigation. It is alleged that the Safety-Kleen subsidiary was the operator of the injection well in question from 1974 through the present. In addition to the claims asserted by the plaintiffs, there is the potential that the customers of the injection well, who are also defendants, may assert claims for indemnification against the Company. The action has not proceeded against the Company, other than paper discovery and a site inspection, due to the filing of the Chapter 11 Bankruptcy petition on June 9, 2000. The case is presently set for trial in November of 2003.

FUSRAP WASTE DISPOSAL AT SAFETY-KLEEN (BUTTONWILLOW), INC.

Safety-Kleen (Buttonwillow), Inc., a subsidiary of Safety-Kleen, owns and operates a hazardous waste landfill in Kern County California (the "Buttonwillow Landfill"). The Buttonwillow Landfill accepted and disposed of construction debris that originated at a site in New York which was part of the federal Formerly Utilized Sites Remediation Program ("FUSRAP"). The construction debris was low-activity radioactive waste and was shipped to the Buttonwillow Landfill by the U.S. Army Corps of Engineers ("USACE"). FUSRAP was created in the mid-1970s in an attempt to manage various sites around the country contaminated with residual radioactivity from activities conducted by the Atomic Energy Commission and United States military during World War II. The California Department of Health Services ("DHS") has claimed that the Buttonwillow Landfill did not lawfully accept the waste. Both DHS and the Department of Toxic Substances Control ("DTSC") have filed claims in the Company's bankruptcy proceedings preserving the right of the agencies to seek penalties and possibly compel removal of the material should an ongoing investigation reveal the subsidiary acted improperly. DHS claimed penalties in the amount of $0.6 million and potential removal costs of $15.5 million should DHS have to oversee and/or conduct the removal. The proof of claim filed by the DTSC was in the amount of $15.0 million for potential penalties plus an unspecified amount for any costs the DTSC may incur should the subsidiary be forced to remove the waste. The subsidiary and the USACE contend the material was properly disposed of and will vigorously resist the imposition of any penalties or any efforts to require that waste be removed.

GENERAL

The Company's hazardous and industrial waste services are continuously regulated by federal, state, provincial and local laws enacted to regulate the discharge of materials into the environment or primarily for the purpose of protecting the environment. This inherent regulation of the Company necessarily results in its frequently becoming a party to judicial or administrative proceedings involving all levels of governmental authorities and other interested parties. The issues that are involved generally relate to applications for permits and licenses by the Company and their conformity with legal requirements and alleged violations of existing permits and licenses. At November 9, 2001, subsidiaries of Safety-Kleen were involved in ten proceedings in which a governmental authority is a party relating primarily to activities at waste treatment, storage and disposal facilities where the Company believes sanctions involved in each instance may exceed $100,000.

In the United States, CERCLA imposes financial liability on persons who are responsible for the release of hazardous substances into the environment. Present and past owners and operators of sites which release hazardous substances, as well as generators, disposal arrangers and transporters of the waste material, may be strictly, jointly and severally liable for remediation costs and natural resources damage. At

November 9, 2001, the Company had identified 60 active federal or state-run CERCLA sites where the Company is PRP. The Company periodically reviews its status with respect to each location and the extent of its alleged contribution to the volume of waste at the location, the available evidence connecting the Company to that location, and the financial soundness of other PRP's at the location.

PRODUCTS LIABILITY CASES

From time to time, the Company is named as a defendant in various lawsuits arising in the ordinary course of business, including proceedings wherein persons claim personal injury resulting from the use of the Company's parts cleaner equipment and/or cleaning products. A number of such legal proceedings are currently pending in various courts and jurisdictions throughout the United States. These proceedings typically involve allegations that the solvent used in the Company's parts cleaner equipment contains contaminants and/or that the Company's recycling process does not effectively remove the contaminants that become entrained in the solvent during its use. In addition, certain claimants assert that the Company failed to adequately warn the product user of potential risks. In the aggregate, the plaintiffs' claims are in excess of $150 million. The Company maintains insurance which it believes will provide coverage for these claims over self-insured retentions and deductibles which, in the aggregate, the Company believes are less than $10 million. The Company believes that these claims are not meritorious and intends to vigorously defend itself against any and all such claims.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock was traded on the New York Stock Exchange ("NYSE") under the ticker symbol SK until it was suspended from trading in June 2000. The Common Stock was thereafter delisted from the NYSE on July 28, 2000. As of June 15, 2000, the Common Stock began trading on the OTC Bulletin Board under the ticker symbol SKLNQ. The approximate number of record holders of Common Stock as of August 31, 2001 was 4,789. The following table shows the high and low bid prices for the Common Stock for each quarterly period within the two most recent fiscal years that the shares were traded on the OTC Bulletin Board and NYSE.

FISCAL YEAR ENDED AUGUST 31, 2001             HIGH          LOW
                                           -----------   ----------
Fourth Quarter                             $  0.38       $    0.17
Third Quarter                                 0.60            0.35
Second Quarter                                0.99            0.07
First Quarter                                 0.19            0.10

FISCAL YEAR ENDED AUGUST 31, 2000
Fourth Quarter                             $  0.75       $    0.06
Third Quarter                                 5.06            0.56
Second Quarter                               12.50            4.87
First Quarter                                14.12           10.62


The Company has not paid dividends during the reported periods and does not intend to pay dividends in the foreseeable future.

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

See the Current Report on Form 8-K filed by the Company on August 8, 2000.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                      EXECUTIVE OFFICERS OF THE REGISTRANT

         The following sets forth certain information with respect to the executive officers of the Company:


Name                       Age    Position Held
---------------------      ---    ------------------------------------------------------------
Ronald A. Rittenmeyer      54     Chairman of the Board, Chief Executive Officer and President

Larry W. Singleton         51     Executive Vice President and Chief Financial Officer

Thomas W. Arnst            39     Executive Vice President and Chief Administrative Officer

James K. Lehman            35     Senior Vice President, General Counsel and Secretary

David M. Sprinkle          48     Chief Operating Officer

Ronald A. Rittenmeyer became Chairman of the Board, Chief Executive Officer and President of the Company effective September 5, 2001. From February 14, 2000, through December 1, 2000, he was President and Chief Executive Officer and a member of the Board of AmeriServe Food Distribution, Inc. ("AmeriServe"), and subsequently he served as Plan Administrator of AFD Fund (the post-confirmation estate of AmeriServe). From September 1998 through February 2000, he was Chairman, President and Chief Executive Officer of RailTex, Inc. From March 1997 through August 1998, he was President and Chief Operating Officer of Ryder TRS, Inc. From January 1997 through March 1997, he was a Principal of Jay Alix and Associates, and from November 1995 through November 1996, he was President and Chief Operating Officer of Merisel. Mr. Rittenmeyer continues to serve as the Plan Administrator for AFD Fund. Mr. Rittenmeyer also serves as a trustee of Greenhill School in Dallas, Texas. Mr. Rittenmeyer became a member of the Human Resources and Compensation Committee on May 30, 2001. Mr. Rittenmeyer is Chairman of the Special Committee (Conflicts of Interest in Litigation) of the Board.

Larry W. Singleton, a CPA, was elected Executive Vice President and Chief Financial Officer of the Company on November 27, 2001. From August 17, 2000 to November 27, 2001 Mr. Singleton was Senior Vice President and Chief Financial Officer of the Company. Mr. Singleton is a restructuring advisor who has served in various management and consulting roles to numerous companies during the last 17 years. From February 2000 through January 2001, Mr. Singleton served as an investment committee member to Revitalizacni Agentura, a.s., a subsidiary of the Czech Republic's national bank, formed to assist the Czech government in restructuring numerous industrial companies. From May 1998 through October 2001, Mr. Singleton served as a consultant to minority shareholders of A. Duda & Sons, Inc., a privately owned diversified agribusiness and real estate company. In 1998 and 2000, Mr. Singleton served as an arbitrator in litigation involving contract disputes. From February 1999 to July 2000, Mr. Singleton served as the Executive Vice President of Gulf States Steel, Inc. of Alabama, a fully integrated steel mill where he assisted with Chapter 11 reorganization efforts, including arranging pre-filing debtor-in-possession financing and developing various business plans. During 1998, Mr. Singleton served as a member of the Board of Directors of Alliance Entertainment Corp., a wholesale distributor of pre-recorded music, where he joined the Board after Chapter 11 filing and assisted with reorganization efforts. From 1996 through 1998, Mr. Singleton served as Chief Executive Officer, President and Treasurer of New Energy Corporation of Indiana, an ethanol production facility where he assisted with the restructuring of the company without a bankruptcy filing. From 1995 through 1996, Mr. Singleton served as a consultant to Apollo Management, L.P., where he assisted in the financial evaluation and due diligence efforts in connection with the proposed acquisition of a European-based multinational security services company. During 1995, Mr. Singleton served as a consultant and acting Chief Financial Officer of Wellstream Company, L.P., a manufacturer of flexible pipe for the oil and gas industry where he assisted with the evaluation and ultimate sale of the company. From 1992 through 1995, Mr. Singleton served as a member of the Board of Directors, and previously, as Chief Financial Officer, of Alert Centre, Inc., a security services company where he assisted with Chapter 11 reorganization efforts.

Thomas W. Arnst was elected Executive Vice President and Chief Administrative Officer of the Company on November 27, 2001. From April 2000 to December 2000, Mr. Arnst served as Executive Vice President and Chief Administrative Officer of AmeriServe and subsequently with AFD Fund. From December 1998 to February 2000, Mr. Arnst was Senior Vice President, General Counsel and Secretary of RailTex, Inc. From October 1996 to December 1998, Mr. Arnst was Vice President, General Counsel and Secretary of Ryder TRS, Inc.

James K. Lehman was elected Senior Vice President, General Counsel and Secretary of the Company on November 27, 2001. For more than five years prior to this he practiced law with the law firm of Nelson Mullins Riley & Scarborough, L.L.P. in Columbia, South Carolina in the areas of business and commercial litigation, securities litigation, technology litigation, and professional liability. Prior to joining Nelson Mullins, Mr. Lehman was with the law firm of Davis, Polk & Wardwell.

David M. Sprinkle was elected Chief Operating Officer of the Company on November 27, 2001. He had served as President Chemical

Services Division of the Company since May 2000. Mr. Sprinkle has been employed by the Company or one of its subsidiaries for more than five years. Since August 1, 1995, prior to his promotion to President Chemical Services Division, he served in various capacities including, as Senior Vice President of Operations, Senior Vice President of the Eastern Division, Senior Vice President of the Southern Division and Senior Vice President of Sales and Services.

                          DIRECTORS OF THE REGISTRANT

CLASS I DIRECTORS - TERMS THAT WERE TO EXPIRE AT THE 2000 ANNUAL MEETING.

                                                        Principal Occupation or Employment
Name, Present Position(s) and Term                      During  the Last Five Years,
With the Company                               Age      Directorships of Public Companies
-----------------------------------           ------    -----------------------------------
Henry B. Tippie                                 74       For more than five years, Mr.
Director of the Company since 1982                       Tippie has been Chairman of the
                                                         Board and President of Tippie
                                                         Services, Inc. a management
                                                         services company. From April
                                                         2000 until February 26, 2001, he
                                                         was Chairman of the Board of
                                                         Rollins Truck Leasing Corp. For
                                                         more than five years prior, he
                                                         was Chairman of the Executive
                                                         Committee and Vice Chairman of
                                                         the Board of Rollins Truck
                                                         Leasing Corp. Mr. Tippie also is
                                                         a director of Matlack Systems,
                                                         Inc., RPC, Inc., Marine Products
                                                         Corporation and Rollins Inc. and
                                                         he is the Chairman of the Board
                                                         of Dover Downs Entertainment,
                                                         Inc. Mr. Tippie is the Chairman
                                                         of the Audit Committee. Mr.
                                                         Tippie was a member of Special
                                                         Committee (Investigation) of the
                                                         Board from March 2000 until it
                                                         was dissolved on September 13,
                                                         2001.

James L. Wareham                                63       Mr. Wareham has been President
Director of the Company since June 1997                  of AK Steel Corporation, a steel
                                                         manufacturing company, since
                                                         March 1997. From 1993 until
                                                         1996, he was President of
                                                         Wheeling-Pittsburgh Steel
                                                         Corporation. Mr. Wareham is a
                                                         member of the Audit Committee
                                                         and the Human Resources and
                                                         Compensation Committee.

David W. Wallace                                77       Mr. Wallace served as the
Director of the Company since March 2001                 Chairman of the Board and CEO of
                                                         Lone Star Industries from
                                                         January 1990 until November
                                                         1999. Currently, he is President
                                                         and a Trustee of the Robert R.
                                                         Young Foundation and a member of
                                                         the Board of Governors of The
                                                         New York Hospital. He is also a
                                                         member of the Board of Greenwich
                                                         Hospital. Mr. Wallace is a
                                                         member of the Audit Committee,
                                                         the Human Resources and
                                                         Compensation Committee and the
                                                         Special Committee (Conflicts of
                                                         Interest in Litigation) of the
                                                         Board.

Peter E. Lengyel                                61       Since 1998, Mr. Lengyel has been
Director of the Company since March 2001                 a private investor. For more
                                                         than three years prior to that,
                                                         he held Senior Executive
                                                         positions at Bankers Trust
                                                         Company, and Chase Manhattan
                                                         Bank. Mr. Lengyel is a member of
                                                         the Audit Committee and the
                                                         Special Committee (Conflicts of
                                                         Interest in Litigation) of the
                                                         Board.


CLASS II DIRECTORS - TERMS TO EXPIRE AT THE 2001 ANNUAL MEETING.

                                                        Principal Occupation or Employment
Name, Present Position(s) and Term                      During  the Last Five Years,
With the Company                               Age      Directorships of Public Companies
-----------------------------------           ------    -----------------------------------
John W. Rollins, Jr.                            59       From January 2000 through
Director of the Company since 1982                       February 26, 2001, Mr. Rollins
                                                         served as President and
                                                         Chief Executive Officer
                                                         and a director of
                                                         Rollins Truck Leasing
                                                         Corp. Prior to January
                                                         2000, Mr. Rollins was
                                                         President and Chief
                                                         Operating Officer and a
                                                         director of Rollins
                                                         Truck Leasing Corp. for
                                                         more than five years.
                                                         From July 1999 to
                                                         January 2000, Mr.
                                                         Rollins served as CEO
                                                         of Matlack Systems,
                                                         Inc. Mr. Rollins has
                                                         also served as Chairman
                                                         of the Board of Matlack
                                                         Systems, Inc. for more
                                                         than five years. Mr.
                                                         Rollins was Senior Vice
                                                         Chairman of the Board
                                                         of the Company from
                                                         1988 until May 15,
                                                         1997. Mr. Rollins also
                                                         is a director of Dover
                                                         Downs Entertainment,
                                                         Inc. Mr. Rollins is a
                                                         member of the Human
                                                         Resources and
                                                         Compensation Committee
                                                         and served as its
                                                         Chairman from October
                                                         5, 1999 until May 30,
                                                         2001.

Robert W. Luba                                  59       Mr. Luba has been President of
Director of the Company since March 1999                 Luba Financial Inc. for more
                                                         than five years. Mr. Luba is
                                                         also a director of Luba
                                                         Financial Inc., ATS Automation
                                                         Tooling Systems, Inc.,
                                                         Franco-Nevada Mining
                                                         Corporation, AIM Canada Group of
                                                         Mutual Funds, Greenfield B.V.,
                                                         MDS Inc., Diabetogen Biosciences
                                                         Inc., and Vincor International
                                                         Inc. Until December 2000, Mr.
                                                         Luba was a director of Working
                                                         Ventures Canadian Fund Inc. Mr.
                                                         Luba is a member of the Audit
                                                         Committee and the Human
                                                         Resources and Compensation
                                                         Committee. Since May 30, 2001,
                                                         Mr. Luba has been the Chairman
                                                         of the Human Resources and
                                                         Compensation Committee. Mr. Luba
                                                         was a member of Special
                                                         Committee (Investigation) of the
                                                         Board until September 13, 2001
                                                         when the Committee was
                                                         dissolved.

Grover C. Wrenn                                 59       Mr. Wrenn has served as a
Director of the Company since July 1997                  non-executive Vice Chairman of
                                                         the Board since September 5,
                                                         2001. From May 22, 2000 until
                                                         September 5, 2001, he served as
                                                         President and Chief Operating
                                                         Officer of Safety-Kleen. He had
                                                         been acting as President and
                                                         Chief Operating Officer since
                                                         March 6, 2000. From March 4,
                                                         2000 to January 9, 2001, he
                                                         served as Vice Chairman of the
                                                         Board. Prior to that time, Mr.
                                                         Wrenn was President and Chief
                                                         Executive Officer of Accent
                                                         Health, Inc., a health care
                                                         information and media company,
                                                         since June 1996; from April 1995
                                                         through December 1996, Mr. Wrenn
                                                         was Chief Executive Officer of
                                                         Strategic Diagnostics Inc.
                                                         (listed on NASDAQ: SDIX)
                                                         formerly EnSys Environmental
                                                         Products, Inc.; and from 1991
                                                         through March 1995 he was
                                                         President and Chief Executive
                                                         Officer of Applied Bioscience
                                                         International. Mr. Wrenn is a
                                                         director of Strategic
                                                         Diagnostics, Inc. and a Trustee
                                                         of Eckerd College. Mr. Wrenn was
                                                         the Vice Chairman of the Special
                                                         Committee (Investigation) until
                                                         September 13, 2001 when the
                                                         Committee was dissolved.


CLASS III DIRECTORS - TERMS TO EXPIRE AT THE 2002 ANNUAL MEETING.

                                                        Principal Occupation or Employment
Name, Present Position(s) and Term                      During  the Last Five Years,
With the Company                               Age      Directorships of Public Companies
-----------------------------------           ------    -----------------------------------
David E. Thomas                                 44        Mr. Thomas has served as a
Director of the Company since June 1997                   non-executive Vice Chairman of
                                                          the Board since September 5,
                                                          2001. From May 4, 2000 through
                                                          September 5, 2001, he served as
                                                          Chairman of the Board, and from
                                                          May 22, 2000 through September
                                                          5, 2001 he served as Chief
                                                          Executive Officer of
                                                          Safety-Kleen. Mr. Thomas had
                                                          been acting as Chief Executive
                                                          Officer since March 6, 2000.
                                                          Prior to that time, Mr. Thomas
                                                          was the Senior Managing Director
                                                          and the Head of the Investment
                                                          Banking Group of Raymond James &
                                                          Associates, Inc., an investment
                                                          banking firm, since July 1996;
                                                          from 1991 until July 1996, he
                                                          was a Managing Director of
                                                          Raymond James. Mr. Thomas also
                                                          is a director of Reynolds, Smith
                                                          and Hills, Inc., an engineering
                                                          company. Mr. Thomas was the
                                                          Chairman of the Special
                                                          Committee (Investigation) since
                                                          its formation in March 2000
                                                          until September 13, 2001 when
                                                          the Committee was dissolved.


Kenneth K. Chalmers                             72        Since 1994, Mr. Chalmers has
Director of the Company since May 4, 2000                 been a business consultant and
                                                          director of various
                                                          organizations. He is a member of
                                                          the Board of Directors of
                                                          Learning Insights, Inc., a
                                                          publisher of interactive
                                                          multimedia training and
                                                          reference products. Since March
                                                          2000, Mr. Chalmers has held the
                                                          office of Director, Vice
                                                          President, Treasurer and
                                                          Secretary of Feelsure
                                                          Healthcare, Inc. He is also an
                                                          Advisor to Paradigm Capital
                                                          Ltd., serves as a director of
                                                          Catholic Health Partners and
                                                          chairman of its Finance/Audit
                                                          Committee, and is a Member of
                                                          the Alumni Advisory Board of the
                                                          Kellogg School of Management,
                                                          Northwestern University. Mr.
                                                          Chalmers served as a member of
                                                          the Special Committee
                                                          (Investigation) of the Board
                                                          until September 13, 2001 when
                                                          the Committee was dissolved. Mr.
                                                          Chalmers is a member of the
                                                          Special Committee (Conflicts of
                                                          Interest in Litigation) of the
                                                          Board.


Ronald A. Rittenmeyer                           54        See "Executive Officers of the
Director of the Company since April 17,                   Registrant" above.
2001

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

The executive officers of Safety-Kleen are also generally officers of one or more of the subsidiaries of Safety-Kleen. Safety-Kleen and 73 of its subsidiaries simultaneously filed for protection under Chapter 11 of the Bankruptcy Code as more specifically described in Part I, Item 3 ("Legal Proceedings"). Messrs. Sprinkle, Thomas and Wrenn are or were, at the time of the bankruptcy filings, officers of at least one of these subsidiaries.

From February 1999 until July 2000, Mr. Singleton was employed as Executive Vice President of Gulf States Steel, Inc. of Alabama to assist in the restructuring of Gulf States, which filed for protection under Chapter 11 of the Bankruptcy Code after arranging for debtor-in-possession financing.

Matlack Systems, Inc. filed for protection under Chapter 11 of the Bankruptcy Code in March 2001. Mr. Rollins is now and was at the time of the filing, Chairman of the Board of Matlack Systems, Inc. Mr. Rollins served as Chief Executive Officer of Matlack Systems, Inc. from July 1999 to January 2000.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Pursuant to Section 16 of the Securities Exchange Act of 1934, directors and executive officers of Safety-Kleen and beneficial owners of 10% or more of the Common Stock are required to file reports with the Securities and Exchange Commission indicating their holdings of and transactions in the Common Stock. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, all such persons have complied with all such filing requirements with respect to fiscal year ended August 31, 2001.

ITEM 11.   EXECUTIVE COMPENSATION

         COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS

COMPENSATION OF EXECUTIVE OFFICERS

The following table sets forth the compensation paid to the Company's current and former Chief Executive Officer, each of its four other most highly compensated executive officers who were serving as executive officers on August 31, 2001 (the "Named Executive Officers"), for services rendered to the Company during fiscal years ended August 31, 2001, 2000 and 1999.

                                                      SUMMARY COMPENSATION TABLE

                                                                            Long-term Compensation
                                           Annual Compensation                      Awards
                                      ------------------------------        ----------------------
               (a)                    (b)        (c)           (d)                    (g)                       (j)
                                                                             Securities Underlying           All Other
Name and Principal Position           FY      Salary($)     Bonus($)              Options (#)           Compensation($)(3)
---------------------------          ----     ---------     --------        ----------------------      ------------------

Ronald A. Rittenmeyer                2001       $103,846           0                      0                   $18,695
Chairman of the Board,
Chief Executive Officer and          2000             --          --                     --                        --
President (1)
                                     1999             --          --                     --                        --

David E. Thomas, Jr.                 2001       $800,000           0                      0                  $125,872
Former Chairman of the Board,
Former Chief Executive Officer       2000       $400,286           0                      0                  $171,250
and Director (2)
                                     1999             --          --                     --                        --

Grover C. Wrenn                      2001       $650,000           0                      0                  $118,979
Former President and
Chief Operating Officer              2000       $365,671     $50,000                      0                  $197,735
and Director (2)
                                     1999             --          --                     --                        --

Larry W. Singleton                   2001       $600,000          (5)                     0                   $59,767
Executive Vice President and
Chief Financial Officer (4)          2000       $115,384     $20,000                      0                    $7,913

                                     1999             --          --                     --                        --

David M. Sprinkle                    2001       $270,000          (7)                     0                   $19,183
Chief Operating Officer (6)
                                     2000       $248,115    $100,000                      0                   $19,455

                                     1999             --          --                     --                        --

Roy D. Bullinger                     2001       $230,000     $90,728                      0                   $19,068
Former President Branch Sales and
Service Division (8)                 2000       $205,769    $110,000                      0                   $35,089

                                     1999             --          --                     --                        --



(1) Mr. Rittenmeyer became an employee of the Company effective August 8, 2001. Prior to becoming an employee, Mr. Rittenmeyer was a non-employee director of the Company and as such, qualified for non-employee director compensation. During fiscal year 2001, Mr. Rittenmeyer earned $18,695 total cash compensation for service as a non-employee director. This amount is included in his All Other Compensation.

(2) Prior to becoming employees, Messrs. Thomas and Wrenn were non-employee directors of the Company and as such qualified for non-employee director compensation. During fiscal year 2000, Mr. Thomas earned $63,370 total cash compensation for service as a non-employee director. This amount is included in his total other compensation. During fiscal year 2000, Mr. Wrenn earned $87,000 total cash compensation for service as a non-employee director. This amount is included in his All Other Compensation. Messrs. Thomas' and Wrenn's employment agreements provide that the effective date of their employment with the Company was March 6, 2000. Messrs. Thomas and Wrenn ceased to be executive officers of the Company on September 5, 2001.

(3) Amounts shown for 2001 consist of (i) Mr. Thomas: premiums on life and accidental death insurance policies of $1,548, premiums on long term disability policies of $540, living expenses of $20,596, professional fees in the amount of $8,867 which were incurred in fiscal year 2001 but will be paid in fiscal year 2002, transportation expenses in the amount of $72,600, tax gross up in the amount of $17,899, Company contributions to and other allocations under the Safety-Kleen Corp. 401(k) Savings Plan (the "401(k) Plan") of $2,423 and club dues in the amount of $1,400; (ii) Mr. Wrenn: premiums on life and accidental death insurance policies of $1,548, premiums on long term disability policies of $540, living expenses of $20,845, transportation expenses in the amount of $71,319, tax gross up in the amount of $21,464, Company contributions to and other allocations under the 401(k) Plan of $2,423, and club dues of $840; (iii) Mr. Singleton: premiums on life and accidental death insurance policies of $1,548, premiums on long term disability policies of $540, living expenses of $19,719, transportation expenses in the amount of $27,628, and tax gross up in the amount of $10,332; (iv) Mr. Sprinkle: premiums on life and accidental death insurance policies of $1,466, premiums on long term disability policies of $540, a $9,000 automobile allowance, Company contributions to and other allocations under the 401(k) Plan of $8,177; and (v) Mr.
         Bullinger: premiums on life and accidental death insurance policies of $1,351, premiums on long term disability policies of $540, a $9,000 automobile allowance, and Company contributions to and other allocations under the 401(k) Plan of $8,177.

         Amounts shown for 2000 consist of (i) Mr. Thomas: premiums on life and accidental death insurance policies of $775, living expenses of $8,845, professional fees in the amount of $2,760, transportation expenses in the amount of $95,225 and club dues in the amount of $275; (ii) Mr.
         Wrenn: premiums on life and accidental death insurance policies of $759, living expenses of $9,056, transportation expenses in the amount of $100,100 and club dues in the amount of $820; (iii) Mr. Singleton: premiums on life and accidental death insurance policies of $195, premiums on long term disability policies of $68, living expenses of $3,456, and transportation expenses in the amount of $4,194; (iv) Mr.
         Sprinkle: premiums on life and accidental death insurance policies of $964, Company contributions to and other allocations under the 401(k) Plan of $7,649, a $9,000 automobile allowance, and club dues in the amount of $1,842; and (v) Mr. Bullinger: premiums on life and accidental death insurance policies of $793, Company contributions to and other allocations under the 401(k) Plan of $7,745, a $2,077 automobile allowance, relocation expenses of $23,674 and club dues in the amount of $800.

(4) Mr. Singleton did not become an employee of the Company until July 17, 2000.

(5) Pursuant to the Singleton Agreement, as hereafter defined, Mr. Singleton is eligible to receive a discretionary bonus as may be determined by the Board of Directors.

(6) Mr. Sprinkle held the position of President Chemical Sales and Service Division during fiscal years 2000 and 2001. He was elected to the position of Chief Operating Officer on November 27, 2001.

(7) Mr. Sprinkle is a participant in the 2001 Management Incentive Plan, and bonus earned in fiscal year 2001 pursuant to the Management Incentive Plan is not calculable as of November 21, 2001.

(8) Mr. Bullinger's employment with the Company ceased October 17, 2001. Pursuant to the Senior Executive Retention Plan, as hereafter discussed, Mr. Bullinger earned $90,728 in the fiscal year 2001. This amount is included in his Annual Bonus Compensation.

   AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES(1)

                  (A)                                (D)                                    (E)
                                       NUMBER OF SECURITIES UNDERLYING       VALUE OF UNEXERCISED IN-THE-MONEY
                                      UNEXERCISED OPTIONS AT FY-END (#)            OPTIONS AT FY-END ($)
      NAME                                EXERCISABLE/UNEXERCISABLE              EXERCISABLE/UNEXERCISABLE
      ---------------------------     ---------------------------------      ---------------------------------
      Ronald A. Rittenmeyer                               0/0                               0/0
      David E. Thomas                             8,000/7,000                               0/0
      Grover C. Wrenn                             8,000/7,000                               0/0
      Larry W. Singleton                                  0/0                               0/0
      David M. Sprinkle                         27,000/18,000                               0/0
      Roy D. Bullinger                          15,000/15,000                               0/0

(1)      There were no option grants in fiscal year 2001.

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

The following table shows the estimated annual benefits payable upon retirement at normal retirement date under the SERP.

                  SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN TABLE

 FINAL AVERAGE PAY                                        SERVICE YEARS
-------------------     -----------------------------------------------------------------------------------
                           15                 20                 25                30                 35
                        --------          ---------          --------          ---------          ---------

        $  250,000      $ 45,000          $  60,000          $ 75,000          $  90,000          $ 105,000
           300,000        56,250             75,000            93,750            112,500            131,250
           350,000        66,750             89,000           111,250            133,500            155,750
           400,000        78,000            104,000           130,000            156,000            182,000
           450,000        89,250            119,000           148,750            178,500            208,250
           500,000       100,500            134,000           167,500            201,000            235,500
           550,000       111,750            149,000           186,250            223,500            260,750
           600,000       123,000            164,000           205,000            246,000            287,000
           650,000       134,250            179,000           223,750            268,500            313,250
           700,000       145,500            194,000           242,500            291,000            339,500
           750,000       156,750            209,000           261,250            313,500            365,750
           800,000       168,000            224,000           280,000            336,000            392,000
           850,000       179,250            239,000           298,750            358,500            418,250
           900,000       190,500            254,000           317,500            381,000            445,500
           950,000       201,750            269,000           336,250            403,500            470,750
         1,000,000       213,000            284,000           355,000            426,000            497,000

For certain Company executive officers, the compensation shown in the columns labeled "Salary" and "Bonus" of the Summary Compensation Table is covered by the SERP. As of August 31, 2001, Mr. Sprinkle had six years of credited service under the SERP and Mr. Bullinger had three years of credited service under the SERP. Benefits under the SERP are computed based on a straight-life annuity. The amounts in this table are subject to deduction for a portion of Social Security benefits.

EMPLOYMENT CONTRACTS, EMPLOYMENT TERMINATION AND CONSULTING AGREEMENTS AND CHANGE IN CONTROL ARRANGEMENTS

The Company has entered into an Employment Agreement and Indemnification Agreement with Mr. Rittenmeyer. The Company has entered into an Employment Agreement with Mr. Singleton. The Company has entered into Employment Termination And Consulting Agreements with each of Messrs. Thomas and Wrenn which terminate employment agreements they had previously entered into with the Company.

The Employment Agreement with Mr. Rittenmeyer (the "Rittenmeyer Agreement") provides that for the term of the Rittenmeyer Agreement he shall serve as Chairman, Chief Executive Officer and President of the Company and, as Mr. Rittenmeyer may agree to from time to time, in appropriate positions in each subsidiary of Safety-Kleen, with the duties, functions, responsibilities and authority customarily associated with such positions, and shall report to the Board of Directors of the Company. During the term of the Rittenmeyer Agreement, Mr. Rittenmeyer shall receive a monthly salary of $125,000. The Rittenmeyer Agreement also provides that Mr. Rittenmeyer shall be entitled to participate in all applicable fringe benefit and perquisite programs and savings and retirement plans, practices, policies and programs of the Company to the same extent such benefits were provided to the former Chairman and Chief Executive Officer of the Company, provided, however, Mr. Rittenmeyer shall not be entitled to participate in any general bonus or severance plans, practices, policies or programs of the Company. Additionally, the Rittenmeyer Agreement provides that the Company will reimburse Mr. Rittenmeyer for commuting expenses to/from and living expenses in Columbia, South Carolina plus tax "gross up" thereon if any taxes based on income are applicable. Mr. Rittenmeyer is also eligible to receive discretionary bonuses as may be determined by the Board of Directors.

Mr. Rittenmeyer will also be entitled to a Completion Fee of $1,750,000 payable on the first to occur of: (i) the effective date of the confirmation of the Company's plan of reorganization, (ii) the Company's liquidation, (iii) conversion of the Company's proceeding to Chapter 7, (iv) Involuntary Termination (as defined in the Rittenmeyer Agreement) of Mr. Rittenmeyer's employment, or (v) all or substantially all of the Company's, including any debtor affiliate's, assets are sold or disposed of in one or more transactions. In addition, if these events listed do not occur prior to the completion of the Employment Period (as defined in the Rittenmeyer Agreement) and Mr. Rittenmeyer's employment was not terminated for Cause (as defined in the Rittenmeyer Agreement), Death or Disability (as defined in the Rittenmeyer Agreement), upon the first to occur of these events after the completion of the Employment Period, the Company shall pay Mr. Rittenmeyer a cash amount equal to the Completion Fee. If Mr. Rittenmeyer's employment is terminated for Cause or if he terminates his employment during the Employment Period other than in an Involuntary Termination, the Company shall pay Mr. Rittenmeyer earned but unpaid compensation. If Mr. Rittenmeyer's employment is terminated by an Involuntary Termination, the Company shall pay him earned but unpaid compensation, including the Salary (as defined in the Rittenmeyer Agreement) that he would have earned for the remaining months of the Employment Period and the Completion Fee, and shall also provide Mr. Rittenmeyer welfare benefits during the same period. In accordance with the terms of the Rittenmeyer Agreement, the Company must maintain two clean, irrevocable standby letters of credit in the amount of $1,750,000 and $750,000, which Mr. Rittenmeyer may draw upon to satisfy, among other things, the Company's Completion Fee obligations and the Company's indemnification obligations respectively.

In addition to the Rittenmeyer Agreement, the Company has entered into an Indemnification Agreement (the "Rittenmeyer Indemnification Agreement"). The Company's obligations to Mr. Rittenmeyer, including the obligations of the Company under the Rittenmeyer Indemnification Agreement, shall be granted pari passu and pro rata treatment with the current DIP financing, and will be secured and perfected (without any further action) and will be granted superpriority claim status to the same extent and superpriority as the DIP lenders. If the DIP financing is increased above $150 million, Mr. Rittenmeyer's pari passu and pro rata treatment shall remain at the same level as if no increase in the DIP financing above $150 million had occurred.

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

The Company entered into an Employment Termination and Consulting Agreement with Mr. Thomas (the "Thomas Agreement") which terminated a previous employment agreement between Mr. Thomas and the Company (the "Original Thomas Agreement"). Pursuant to the Thomas Agreement, Mr. Thomas resigned from his positions as Chairman and CEO and left the Company's payroll. In accordance with the Thomas Agreement, Mr. Thomas will retain his position as a member of the Board and shall be named a non-executive Vice Chairman of the Board in order to assist the Company in connection with, among other things, (a) continued efforts to analyze and pursue any and all strategic monetization alternatives and (b) the ongoing government investigations. Additionally, Mr. Thomas will provide ongoing assistance as requested by the new Chief Executive Officer.

Pursuant to the Thomas Agreement, in consideration of a waiver of his rights to any severance benefits to which he might be entitled under the Original Thomas Agreement, Mr. Thomas received a lump-sum cash payment of $750,000 in September 2001 and the Thomas Agreement further contemplates an additional lump-sum cash payment of $750,000 within fifteen (15) days of the earlier to occur of: (a) the effective date of the Debtors' plan of reorganization or (b) the date of the consummation of the sale of all or substantially all of the Operating Assets (as defined in the Thomas Agreement) of the Company's Chemical Services Division. Mr. Thomas shall also be entitled to a per diem payment plus reasonable business expenses for consulting services as requested by the Chief Executive Officer.

The Company entered into an Employment Termination And Consulting Agreement with Mr. Wrenn (the "Wrenn Agreement") which terminated a previous employment agreement between Mr. Wrenn and the Company (the "Original Wrenn Agreement"). Pursuant to the Wrenn Agreement, Mr. Wrenn resigned his positions as President and Chief Operating Officer and left the Company's payroll. In accordance with the Wrenn Agreement, Mr. Wrenn will retain his position as a member of the Board and shall be named a non-executive Vice Chairman of the Board in order to continue to serve as a liaison with environmental regulators and to assist the Company and its efforts to resolve various environmental issues. Additionally, Mr. Wrenn will provide ongoing assistance as requested by the new Chief Executive Officer.

Pursuant to the Wrenn Agreement, in consideration of a waiver of his rights to any severance benefits to which he might be entitled under the Original Wrenn Agreement, Mr. Wrenn received a lump-sum cash payment of $625,000 in September 2001 and the Wrenn Agreement further contemplates an additional lump-sum cash payment of $625,000 within fifteen (15) days of the earlier to occur of: (a) the effective date of the Debtors' plan of reorganization or (b) the date of the consummation of the sale of all or substantially all of the Operating Assets (as defined in the Wrenn Agreement) of the Company's Chemical Services Division. Mr. Wrenn shall also be entitled to a per diem payment plus reasonable business expenses for consulting services as requested by the Chief Executive Officer.

Mr. Sprinkle has entered into a Senior Executive Change of Control Agreement with the Company. The Senior Executive Change of Control Agreement supersedes any prior agreement between the executive officer and the Company which provides benefits upon a change in control of the Company and further provides that if the officer's employment is terminated as a result of a "Change in Control" (as defined in the

Agreements), he will receive his then current annual base salary for three years plus a guaranteed bonus of 50% of salary. In addition, Mr. Sprinkle would receive three years continuation of disability, life and health insurance and other fringe benefits and perquisites in accordance with the most favorable plans applicable to peer executives of the Company. The agreement provides that Mr. Sprinkle shall be entitled to accrued benefits under the SERP or any such successor plan, irrespective of whether vested and without any reduction for early retirement, early payout and social security benefits and taking into account for benefit accrual purposes, Mr. Sprinkle's entire period of service with the Company and its affiliates. The agreement provides that for purposes of determining the pension entitlement under the SERP, Mr. Sprinkle would fully vest with three additional years. The agreement further provides that the Company will pay a lump-sum cash payment equal to the spread (fair market value over exercise price) of all outstanding options granted whether vested or not vested on the date of termination following a Change in Control.

SEVERANCE PLAN AND RETENTION PLAN

The Senior Executive Severance Plan provides that if the applicable officer's employment with the Company is terminated by the Company without "Cause" or by the Senior Executive for "Good Reason" (as such terms are defined in the Plan) the officer shall be entitled to up to two years base salary, 30% of which will be paid to the officer upon termination, plus certain benefits in continuation during the severance period. If the officer remains unemployed after 7.2 months, the officer will return to normal payroll until such time as the officer is employed, subject to a maximum severance and benefit payment of the remaining
16.8 months. The officer will be entitled to outplacement benefits with a cap of $25,000. Both Mr. Sprinkle and Mr. Bullinger had been eligible to participate in the Senior Executive Severance Plan. Mr. Bullinger ceased to be employed by the Company effective October 17, 2001. No other Named Executive Officers are eligible to participate in the Senior Executive Severance Plan

The Senior Executive Retention Plan provides that if the applicable officer is actively employed by the Company from the date of September 8, 2000, through December 31, 2001 (the "Retention Period"), (except in the event of death, permanent disability, or a termination without "Cause" or by the officer for "Good Reason" [as such terms are defined in the Plan] where the officer or the officer's estate will receive a prorated portion of the full award based upon the number of days during the Retention Period that the officer was actively employed) then the officer will receive a retention award equal to 52.89% of the officer's annual base salary amount as of September 8, 2000. Messrs. Sprinkle and Bullinger (on a pro rated basis) are currently eligible to participate in the Senior Executive Retention Plan. No other Named Executive Officers are eligible to participate in the Senior Executive Retention Plan.

COMPENSATION OF DIRECTORS

During fiscal year 2001, each director who was not an employee of the Company was paid an annual retainer of $20,000 (the "Annual Retainer"). Currently each director that is not an employee of the Company is to be paid an Annual Retainer of $20,000 plus $750 for each Board of Directors meeting attended plus expense reimbursement. A non-employee Chairman of the Board is paid an additional $12,000 annually and non-employee Committee Chairmen, unless otherwise specified, are paid an additional $4,000 annually. Non-employee directors were paid $750 for each meeting that they attended of the Human Resources and Compensation Committee and the Audit Committee. Non-employee directors who were members of the Special Committee (Investigation) received $1,000 for each Special Committee (Investigation) meeting that they attended. Non-employee directors who were not members of the Special Committee (Investigation) but who were invited to attend meetings of the Special Committee (Investigation) received $750 for each meeting that they attended.

The Company also maintains a Directors Stock Option Plan. Under such Plan, options become exercisable at the rate of 20% per year, on or about one year after the date of grant, with all options becoming fully vested on or about five years after the date of grant. There were no grants of options under this Plan in fiscal year 2001.

As described under "Employment Contracts, Termination of Employment and Change of Control Arrangements," Messrs. Thomas and Wrenn will receive compensation for consulting services under Employment Termination and Consulting Agreements.

Directors who are also employees of the Company receive no separate compensation for serving as directors.


           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

COMMITTEE MEMBERS

During fiscal year ended August 31, 2001, the Human Resources and Compensation Committee held primary responsibility for determining executive compensation levels. Robert W. Luba, Chairman of the Committee; James L. Wareham; David W. Wallace; Ronald A. Rittenmeyer; and John W. Rollins, Jr. (Messrs. Wallace and Rittenmeyer began serving on this committee on May 30, 2001) are the members of the Human Resources and Compensation Committee. John W. Rollins, Jr. served as Chairman of this Committee until May 30, 2001. Certain matters relating to executive compensation are determined by the Board of Directors as a whole.

ROLLINS TRUCK LEASING CORP.

Until February 26, 2001, Mr. Tippie was Chairman of the Board and Chairman of the Executive Committee of Rollins Truck Leasing Corp. and until February 26, 2001, Mr. Rollins was President and Chief Executive Officer of Rollins Truck Leasing Corp. During fiscal year 2001, the Company paid Rollins Truck Leasing Corp. approximately $422,000 for truck rentals. Rollins Truck Leasing Corp. also purchases certain supplies from the Company. During fiscal year 2001 Rollins Truck Leasing Corp. paid approximately $106,000 to the Company for these supplies. In addition, in September 1998, the Company guaranteed certain lease payments for vehicles leased by a subcontractor of the Company from Rollins Truck Leasing Corp. Pursuant to the provisions of the Bankruptcy Code, the Bankruptcy Court authorized the Company to reject its contract with the subcontractor in November 2001. Rollins Truck Leasing Corp. may possess a claim against the Company in its Chapter 11 proceedings based upon the Company's guarantee.

AK STEEL CORPORATION

Mr. Wareham is the President of AK Steel Corporation. During fiscal year 2001, the Company provided Parts Washer and other services to AK Steel Corporation, and received approximately $198,000 in payments for such services.

MATLACK SYSTEMS, INC.

Mr. Tippie is a director and shareholder of Matlack Systems, Inc. and Mr. Rollins, Jr. is Chairman of the Board and a shareholder of Matlack Systems, Inc. During fiscal year 2001, the Company paid Matlack Systems, Inc. approximately $262,000 on account of transportation services. Matlack Systems, Inc. also purchased supplies and/or services from the Company. During fiscal year 2001, Matlack Systems, Inc. paid the Company approximately $46,000.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

BENEFICIAL OWNERS OF FIVE PERCENT OR MORE OF THE COMMON STOCK

The following table sets forth the only stockholder which, to the knowledge of management of the Company, was a beneficial owner of five percent or more of the outstanding shares of Common Stock as of November 6, 2001. The shareholdings of Laidlaw reported are based on information provided by the Company's transfer agent.


                                AMOUNT AND NATURE OF
NAME                            BENEFICIAL OWNERSHIP       PERCENT OF CLASS
------------------------        --------------------       ----------------
Laidlaw Inc. (1)                43,846,287                 43.5%
3221 North Service Road
Burlington, Ontario
CANADA  L7R3Y8

(1) All the shares of Common Stock shown as owned by Laidlaw are held of record by Laidlaw Finance (Barbados) Ltd. except for 31 shares which are held by Laidlaw Transportation, Ltd. and 2,000,000 shares held by American National Insurance.

STOCK OWNERSHIP OF THE COMPANY'S DIRECTORS, NOMINEES AND EXECUTIVE OFFICERS

Except as otherwise noted, the following table sets forth, as of October 31, 2001, the number of shares of Common Stock beneficially owned by (i) each of the Company's directors, (ii) the Named Executive Officers and (iii) all directors and executive officers of the Company as a group. Except as indicated below, each person identified in the following table has sole voting and investment power with respect to the shares shown. Shares shown may include options exercisable as of October 31, 2001 or within 60 days of such date.

                                  AMOUNT AND NATURE OF      PERCENT OF CLASS
NAME                              OWNERSHIP                 BENEFICIALLY OWNED
------------------------------    --------------------      ------------------
           Kenneth K. Chalmers               --                    *
              Peter E. Lengyel               --                    *
            Robert W. Luba (1)            8,430                    *
         Ronald A. Rittenmeyer               --                    *
 John W. Rollins, Jr. (2), (3)           50,918                    *
      David E. Thomas, Jr. (2)            9,363                    *
      Henry B. Tippie (2), (4)          334,458                    *
              David W. Wallace               --                    *
          James L. Wareham (2)            9,613                    *
           Grover C. Wrenn (2)           13,113                    *
          Roy D. Bullinger (5)           17,500                    *
            Larry W. Singleton               --                    *
         David M. Sprinkle (6)           27,000                    *

             All directors and
 executive officers as a group
               (14 persons)(7)          482,527                    *

*        Signifies less than 1%

(1) Includes 3,000 shares issuable upon exercise of options pursuant to the Directors Stock Option Plan.

(2) Includes 8,000 shares issuable upon exercise of options pursuant to the Directors Stock Option Plan.

(3) Does not include 1,547 shares owned by Mr. Rollins' wife, as to which shares Mr. Rollins disclaims any beneficial ownership.

(4) Does not include 195,644 shares held by Mr. Tippie as Co-Trustee, as to all of which he disclaims any beneficial ownership; includes 7,500 shares in which a wholly owned corporation over which he has sole voting power has a beneficial partnership interest of 75 shares and voting rights on 7,500 shares. Does not include 5,750 shares owned by Mr. Tippie's wife, as to which shares Mr. Tippie disclaims any beneficial ownership. Does not include 757,000 shares owned by the Estate of John W. Rollins, Sr. for which Mr. Tippie is the Executor, as to which shares Mr. Tippie disclaims any beneficial ownership.

(5) Includes 15,000 shares issuable upon exercise of options pursuant to the 1997 Stock Option Plan.

(6) Represents shares issuable upon exercise of options pursuant to the 1997 Stock Option Plan.

(7)      Includes 96,000 shares issuable upon exercise of options.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In addition to the transactions described below see also the transactions described in "Compensation Committee Interlocks and Insider Participation" in
Item 11 of Part III.

LAIDLAW INC. RELATIONSHIPS

General. Laidlaw now beneficially owns 43.5% of the Common Stock. In the ordinary course of business, the Company and Laidlaw or its affiliates has entered, from time to time, into various business transactions and agreements. The following is a summary of the material agreements, arrangements and transactions between the Company and Laidlaw or its affiliates, which relate to fiscal year 2001.

Laidlaw Inc. Indemnities. Pursuant to the terms of the Stock Purchase Agreement, Laidlaw and LTI agreed to jointly and severally indemnify and hold harmless, subject to certain limitations, the Company and its affiliates from and against any and all Damages (as defined in the Stock Purchase Agreement) suffered by the Company resulting from or in respect of (i) various tax obligations and liabilities, (ii) pre-closing insurance claims, (iii) any breach or default in the performance by Laidlaw or LTI of (a) their covenants and agreements in the Stock Purchase Agreement to be performed on or after May 15, 1997 (the "Closing Date") or (b) any representation or warranty which survives the Closing Date (to the extent that damages therefrom exceed $2 million) and (iv) any environmental liability or environmental claim arising as a result of any act or omission by Laidlaw or LTI, including any release, occurring prior to the Closing Date, but only to the extent such liability or claim (a) was known to Laidlaw or certain of its affiliates and not disclosed in writing to the Company or (b) relates to the Marine Shale or Mercier, Quebec facilities and exceeds (x) an aggregate of $1 million in a particular year and (y) an aggregate since the Closing Date of $1 million times the number of years elapsed since the Closing Date, but only to the extent of cash expenditures incurred within six years after the Closing Date.

On May 18, 2000, Laidlaw announced that its Board of Directors had declared an interest payment moratorium on all advances under the Laidlaw syndicated bank facility and on all outstanding public debt of Laidlaw and Laidlaw One, Inc. Certain debt holders included in the moratorium have commenced actions to attempt to recover amounts alleged to be owing to them and other debt holders subject to the moratorium may also commence similar actions. The Company cannot predict the impact, if any, this moratorium and any related circumstances will have on the Company's ability to collect upon Laidlaw's indemnification, guaranty and other contractual obligations to the Company.

On June 28, 2001, the Laidlaw Group filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Western District of New York. On the same day, Laidlaw and Laidlaw Investments Ltd. filed cases under the Canada Companies' Creditors Arrangement Act ("CCAA") in the Ontario Superior Court of Justice in Toronto, Ontario. As a result of the Laidlaw Group's filings, claims and causes of action the Company may have against the Laidlaw Group may be subject to compromise in Laidlaw's Chapter 11 proceedings or CCAA proceedings.

Laidlaw Inc. Guaranties. Prior to the Closing Date, Laidlaw entered into on behalf of the Company certain guaranties, performance guaranties, bonds, performance bonds, suretyship arrangements, surety bonds, credits, letters of credit, reimbursement agreements and other undertakings, deposit commitments or arrangements by which Laidlaw may be primarily, secondarily, contingently or conditionally liable for or in respect of (or which create, constitute or evidence a lien or encumbrance on any of the assets or properties of Laidlaw which secure the payment or performance of) a present or future liability or obligation of the Company (each a "Laidlaw Guaranty" and collectively the "Laidlaw Guaranties"). Pursuant to the terms of the Stock Purchase Agreement, the Company agreed to use its best efforts to cause Laidlaw to be fully and finally released and discharged from all further liability or obligation in respect of all Laidlaw Guaranties within six months following the Closing Date.

Financial assurance is required for the cost of clean-up or environmental impairment restoration, if any should be incurred, following closure of the hazardous waste management facility operated by the Company in Pinewood, South Carolina. Prior to the Closing Date, Laidlaw provided its corporate guaranty to satisfy, in part, this financial assurance. Insurance coverage has been substituted for the Laidlaw corporate guaranty under the present financial assurance submittal.

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

(3)(b) Amended and Restated Bylaws of the Company, filed as Exhibit (3)(b) to the Registrant's Form 10-K for the year ended August 31, 2000, and incorporated herein by reference.

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

(4)(r) Fifth Amendment and Agreement, dated as of August 6, 2001, to the Amended and Restated Debtor-in-Possession Credit Agreement among Safety-Kleen Services, Inc., The Several Lenders from Time to Time Parties thereto, Toronto-Dominion (Texas), Inc. as General Administrative Agent and Underwriter and The CIT Group/Business Credit, Inc. as Collateral Agent and Underwriter Initially dated as of June 11, 2000, Amended and Restated as of July 19, 2000, filed as exhibit
(4)(r) to the Registrant's Form 10-Q/A for the quarter ended May 31, 2001, filed on September 26, 2001 and incorporated herein by reference.

(4)(s) Sixth Waiver dated as of September 4, 2001, to the Amended and Restated Debtor-in-Possession Credit Agreement among Safety-Kleen Services, Inc., The Several Lenders from Time to Time Parties thereto, Toronto-Dominion (Texas), Inc. as General Administrative Agent and Underwriter and The CIT Group/Business Credit, Inc. as Collateral Agent and Underwriter Initially dated as of June 11, 2000, Amended and Restated as of July 19, 2000 filed as Exhibit (4)(s) to the Registrant's Form 10-Q/A for the quarter ended May 31, 2001, filed on September 26, 2001 and incorporated herein by reference.

(4)(t) Seventh Waiver dated as of October 16, 2001, to the Amended and Restated Debtor-in-Possession Credit Agreement among Safety-Kleen Services, Inc., The Several Lenders from Time to Time Parties thereto, Toronto-Dominion (Texas), Inc. as General Administrative

Agent and Underwriter and The CIT Group/Business Credit, Inc. as Collateral Agent and Underwriter Initially dated as of June 11, 2000, Amended and Restated as of July 19, 2000.

(4)(u) Letter Agreement among Toronto Dominion (Texas), Inc., as administrative agent, the Company and Safety-Kleen Systems, Inc. dated December 12, 2000 relating to the Amended and Restated Marketing and Distribution Agreement by Safety-Kleen Systems, Inc. and System One Technologies Inc., filed as Exhibit
(4)(o) to the Registrant's Form 10-Q for the three months ended February 28, 2001, and incorporated herein by reference.

(4)(v) Registration Rights Agreement dated May 15, 1997 between the Company, Laidlaw Transportation, Inc. and Laidlaw Inc. the form of which was filed as Exhibit B to Annex A to the Registrant's Definitive Proxy Statement on Form DEF 14A, filed on May 1, 1997 and incorporated herein by reference.

(4)(w) Indenture dated as of May 1, 1993 between the Industrial Development Board of the Metropolitan Government of Nashville and Davidson County (Tennessee) and NationsBank of Tennessee, N.A., filed as Exhibit 4(f) to the Registrant's Form 10-Q for the three months ended May 31, 1997 and incorporated herein by reference.

(4)(x) Indenture of Trust dated as of August 1, 1995 between Tooele County, Utah and West One Bank, Utah, now known as U.S. Bank, as Trustee, filed as Exhibit 4(h) to the Registrant's form 10-Q for the three months ended May 31, 1997 and incorporated herein by reference.

(4)(y) Indenture of Trust dated as of July 1, 1997 between Tooele County, Utah and U.S. Bank, a national banking association, as Trustee, filed as Exhibit 4(j) to the Registrant's Form 10-Q for the three months ended May 31, 1997 and incorporated herein by reference.

(4)(z) Indenture of Trust dated as of July 1, 1997 between California Pollution Control Financing Authority and U.S. Bank, a national banking association, as Trustee, filed as Exhibit 4(k) to the Registrant's Form 10-Q for the three months ended May 31, 1997 and incorporated herein by reference.

(4)(aa) Promissory Note dated May 15, 1997 for $60,000,000 from the Company to Westinghouse Electric Corporation, filed as Exhibit 4(n) to the Registrant's Form 10-Q for the three months ended May 31, 1997 and incorporated herein by reference.

(4)(bb) Letter dated May 7, 1999 from Toronto-Dominion (Texas) Inc. (as assignee of Westinghouse Electric Corporation) and agreed to by the Company and Laidlaw Inc. amending the terms of the Promissory Note dated May 15, 1997 (as referenced in Exhibit (4)(z)) filed as Exhibit (4)(u) to the Registrant's Form S-4 Registration Statement No. 333-82689 filed July 12, 1999 and incorporated herein by reference.

(4)(cc) Guaranty Agreement dated May 15, 1997 by Laidlaw Inc. to Westinghouse Electric Corporation guaranteeing Promissory Note dated May 15, 1997 (as referenced in Exhibit (4)(z)) from Company to Westinghouse Electric Corporation), filed as Exhibit 4(o) to the Registrant's Form 10-Q for the three months ended May 31, 1997 and incorporated herein by reference.

(4)(dd) Rights Agreement dated as of October 15, 1999 between the Company and EquiServe Trust Company, N.A., as Rights Agent, filed as Exhibit (c)1 to the Company's Current Report on Form 8-K filed on October 15, 1999 and incorporated herein by reference.

(4)(ee) First Amendment to Rights Agreement, dated as of March 17, 2000, between the Company and EquiServe Trust Company, N.A. filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed on March 17, 2000 and incorporated herein by reference.

(4)(ff) Letter Agreement, dated October 12, 1999, between the Company and Laidlaw Inc. filed as Exhibit 99.2 to the Company's Current Report on Form 8-K filed on March 17, 2000 and incorporated herein by reference.

(4)(gg) Other instruments defining the rights of holders of nonregistered debt of the Company have been omitted from this exhibit list because the amount of debt authorized under any such instrument does not exceed 10% of the total assets of the Company and its subsidiaries. The Company agrees to furnish a copy of any such instrument to the Commission upon request.

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

(10)(n) Employment Agreement by and between Company and Grover C. Wrenn, dated as of August 23, 2000 filed as Exhibit (10)(n) to the Registrant's Form 10-K for the year ended August 31, 2000 and incorporated herein by reference.

(10)(o) Employment Termination And Consulting Agreement dated as of August 15, 2001 between Safety-Kleen Corp. and Grover C. Wrenn filed as Exhibit (10)(o) to the Registrant's Form 10-Q/A for the quarter ended May 31, 2001, filed on September 26, 2001 and incorporated herein by reference.

(10)(p) Employment Agreement by and between Company and David E. Thomas, Jr., dated as of August 23, 2000 filed as Exhibit (10)(o) to the Registrant's Form 10-K for the year ended August 31, 2000 and incorporated herein by reference.

(10)(q) Employment Termination And Consulting Agreement, dated as of August 15, 2001 between Safety-Kleen Corp. and David E. Thomas, Jr. filed as Exhibit
(10)(q) to the Registrant's Form 10-Q/A for the quarter ended May 31, 2001, filed on September 26, 2001 and incorporated herein by reference.

(10)(r) Employment Agreement by and between Company and Larry W. Singleton, dated as of July 17, 2000 filed as Exhibit (10)(p) to the Registrant's Form 10-K for the year ended August 31, 2000 and incorporated herein by reference.

(10)(s) Employment Agreement by and between Safety-Kleen Corp. and Ronald A. Rittenmeyer, dated as of August 8, 2001 filed as Exhibit (10)(s) to the Registrant's Form 10-Q/A for the quarter ended May 31, 2001, filed on September 26, 2001 and incorporated herein by reference.

(10)(t) Company Indemnification Agreement delivered to Ronald A. Rittenmeyer by Safety-Kleen Corp., effective as of August 8, 2001 filed as Exhibit (10)(t) to the Registrant's Form 10-Q/A for the quarter ended May 31, 2001, filed on September 26, 2001 and incorporated herein by reference.

(10)(u) Employment Agreement by and between Safety-Kleen Corp. and Thomas W. Arnst, dated as of October 4, 2001.

(10)(v) Agreement among Safety-Kleen Corp., Safety-Kleen Services, Inc. and David M. Sprinkle dated October 17, 2001.

(10)(w) Form of Senior Executive Change of Control Agreement filed as Exhibit
(10)(q) to the Registrant's Form 10-K for the year ended August 31, 2000 and incorporated herein by reference.

(10)(x) Senior Executive Retention Plan filed as Exhibit (10)(r) to the Registrant's Form 10-K for the year ended August 31, 2000 and incorporated herein by reference.

(10)(y) Senior Executive Severance Plan filed as Exhibit (10)(s) to the Registrant's Form 10-K for the year ended August 31, 2000 and incorporated herein by reference.

(10)(z) Executive Retention Plan filed as Exhibit (10)(t) to the Registrant's Form 10-K for the year ended August 31, 2000 and incorporated herein by reference.

(10)(aa) Executive Severance Plan filed as Exhibit (10)(u) to the Registrant's Form 10-K for the year ended August 31, 2000 and incorporated herein by reference.

(10)(bb) Key Manager Retention Plan filed as Exhibit (10)(v) to the Registrant's Form 10-K for the year ended August 31, 2000 and incorporated herein by reference.

(10)(cc) Key Manager Severance Plan filed as Exhibit (10)(w) to the Registrant's Form 10-K for the year ended August 31, 2000 and incorporated herein by reference.

(10)(dd) Letter Agreement dated March 16, 2000 between Jay Alix & Associates and the Company filed as Exhibit (10)(x) to the Company's Form 10-Q for the three months ended May 31, 2000 and incorporated herein by reference.

(10)(ee) Second Amended and Restated Marketing and Distribution Agreement, dated as of March 8, 2001 by and between SystemOne Technologies Inc. and Safety-Kleen Systems, Inc., a subsidiary of the Registrant, filed as Exhibit 10.16 to SystemOne Technologies Inc. Form 10-KSB for the year ended December 31, 2000 and incorporated herein by reference.

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

(b)      Reports on Form 8-K.

i. The Company filed a Current Report on Form 8-K on July 10, 2001, which contained Item 5 and Item 7 related to the Company announcing the issuance of fiscal year 2000 financial statements and restatement of fiscal years 1997 - 1999 financial results.

ii. The Company filed a Current Report on Form 8-K on August 13, 2001, which contained Item 5 related to the status of the insurance required to cover closure, post-closure and correction action insurance for the Company's facilities.

iii. The Company filed a Current Report on Form 8-K on August 15, 2001, which contained Item 5 related to the Company announcing the appointment of Ronald A. Rittenmeyer to the positions of Chairman, Chief Executive Officer and President of the Company.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



DATE:    November 27, 2001         SAFETY-KLEEN CORP.
                                   --------------------------------------------
                                  (Registrant)

                                   /s/ Ronald A. Rittenmeyer
                                   ------------------------------------
                                   Ronald A. Rittenmeyer
                                   Chief Executive Officer



         KNOW ALL MEN BY THESE PRESENTS, that each individual whose signature appears below hereby constitutes and appoints Ronald A. Rittenmeyer and/or Larry
W. Singleton and each of them, his or her true and lawful agent, proxy and attorney-in-fact, each acting alone, with full power and substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities to (i) act on, sign and file with the Securities and Exchange Commission any and all amendments to this Form 10-K together with all schedules and exhibits thereto, (ii) act on, sign and file such certificates, instruments, agreements and other documents as may be necessary or appropriate in connection therewith, (iii) take any and all actions which may be necessary or appropriate in connection therewith, granting unto such agents, proxies and attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing necessary or appropriate to be done, as fully and for all intents and purposes as he or she might or could do in person, hereby approving, ratifying and confirming all that such agents, proxies and attorneys-in-fact, any of them or any of his or her or their substitutes may lawfully do or cause to be done by virtue thereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Signature                             Title                               Date


/s/ Ronald A. Rittenmeyer
-----------------------------
Ronald A. Rittenmeyer                 Chairman of the Board,              November 27, 2001
                                      Chief Executive Officer,
                                      President and Director

/s/ Larry W. Singleton
-----------------------------
Larry W. Singleton                    Executive Vice President and        November 27, 2001
                                      Chief Financial Officer
                                      (principal financial and
                                      accounting officer)
/s/ Kenneth K. Chalmers
-----------------------------
Kenneth K. Chalmers                   Director                            November 27, 2001

/s/ Peter E. Lengyel
-----------------------------
Peter E. Lengyel                      Director                            November 27, 2001

/s/ Robert W. Luba
-----------------------------
Robert W. Luba                        Director                            November 27, 2001

/s/ John W. Rollins, Jr.
-----------------------------
John W. Rollins, Jr.                  Director                            November 27, 2001

/s/ David E. Thomas, Jr.
-----------------------------
David E. Thomas, Jr.                  Director                            November 27, 2001

/s/ Henry B. Tippie
-----------------------------
Henry B. Tippie                       Director                            November 27, 2001

/s/ David W. Wallace
-----------------------------
David W. Wallace                      Director                            November 27, 2001

/s/ James L. Wareham
-----------------------------
James L. Wareham                      Director                            November 27, 2001

/s/ Grover C. Wrenn
-----------------------------
Grover C. Wrenn                       Director                            November 27, 2001

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

(3)(b) Amended and Restated Bylaws of the Company, filed as Exhibit (3)(b) to the Registrant's Form 10-K for the year ended August 31, 2000, and incorporated herein by reference.

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

(4)(r) Fifth Amendment and Agreement, dated as of August 6, 2001, to the Amended and Restated Debtor-in-Possession Credit Agreement among Safety-Kleen Services, Inc., The Several Lenders from Time to Time Parties thereto, Toronto-Dominion (Texas), Inc. as General Administrative Agent and Underwriter and The CIT Group/Business Credit, Inc. as Collateral Agent and Underwriter Initially dated as of June 11, 2000, Amended and Restated as of July 19, 2000, filed as exhibit (4)(r) to the Registrant's Form 10-Q/A for the quarter ended May 31, 2001, filed on September 26, 2001 and incorporated herein by reference.

(4)(s) Sixth Waiver dated as of September 4, 2001, to the Amended and Restated Debtor-in-Possession Credit Agreement among Safety-Kleen Services, Inc., The Several Lenders from Time to Time Parties thereto, Toronto-Dominion (Texas), Inc. as General Administrative Agent and Underwriter and The CIT Group/Business Credit, Inc. as Collateral Agent and Underwriter Initially dated as of June 11, 2000, Amended and Restated as of July 19, 2000 filed as Exhibit
             (4)(s) to the Registrant's Form 10-Q/A for the quarter ended May 31, 2001, filed on September 26, 2001 and incorporated herein by reference.

(4)(t) Seventh Waiver dated as of October 16, 2001, to the Amended and Restated Debtor-in-Possession Credit Agreement among Safety-Kleen Services, Inc., The Several Lenders from Time to Time Parties thereto, Toronto-Dominion (Texas), Inc. as General Administrative Agent and Underwriter and The CIT Group/Business Credit, Inc. as Collateral Agent and Underwriter Initially dated as of June 11, 2000, Amended and Restated as of July 19, 2000.

(4)(u) Letter Agreement among Toronto Dominion (Texas), Inc., as administrative agent, the Company and Safety-Kleen Systems, Inc. dated December 12, 2000 relating to the Amended and Restated Marketing and Distribution Agreement by Safety-Kleen Systems, Inc. and System One Technologies Inc., filed as Exhibit (4)(o) to the Registrant's Form 10-Q for the three months ended February 28, 2001, and incorporated herein by reference.

(4)(v) Registration Rights Agreement dated May 15, 1997 between the Company, Laidlaw Transportation, Inc. and Laidlaw Inc. the form of which was filed as Exhibit B to Annex A to the Registrant's Definitive Proxy Statement on Form DEF 14A, filed on May 1, 1997 and incorporated herein by reference.

(4)(w) Indenture dated as of May 1, 1993 between the Industrial Development Board of the Metropolitan Government of Nashville and Davidson County (Tennessee) and NationsBank of Tennessee, N.A., filed as Exhibit 4(f) to the Registrant's Form 10-Q for the three months ended May 31, 1997 and incorporated herein by reference.

(4)(x) Indenture of Trust dated as of August 1, 1995 between Tooele County, Utah and West One Bank, Utah, now known as U.S. Bank, as Trustee, filed as Exhibit 4(h) to the Registrant's form 10-Q for the three months ended May 31, 1997 and incorporated herein by reference.

(4)(y) Indenture of Trust dated as of July 1, 1997 between Tooele County, Utah and U.S. Bank, a national banking association, as Trustee, filed as Exhibit 4(j) to the Registrant's Form 10-Q for the three months ended May 31, 1997 and incorporated herein by reference.

(4)(z) Indenture of Trust dated as of July 1, 1997 between California Pollution Control Financing Authority and U.S. Bank, a national banking association, as Trustee, filed as Exhibit 4(k) to the Registrant's Form 10-Q for the three months ended May 31, 1997 and incorporated herein by reference.

(4)(aa) Promissory Note dated May 15, 1997 for $60,000,000 from the Company to Westinghouse Electric Corporation, filed as Exhibit 4(n) to the Registrant's Form 10-Q for the three months ended May 31, 1997 and incorporated herein by reference.

(4)(bb) Letter dated May 7, 1999 from Toronto-Dominion (Texas) Inc. (as assignee of Westinghouse Electric Corporation) and agreed to by the Company and Laidlaw Inc. amending the terms of the Promissory Note dated May 15, 1997 (as referenced in Exhibit (4)(z)) filed as Exhibit (4)(u) to the Registrant's Form S-4 Registration Statement No. 333-82689 filed July 12, 1999 and incorporated herein by reference.

(4)(cc) Guaranty Agreement dated May 15, 1997 by Laidlaw Inc. to Westinghouse Electric Corporation guaranteeing Promissory Note dated May 15, 1997 (as referenced in Exhibit (4)(z)) from Company to Westinghouse Electric Corporation), filed as Exhibit 4(o) to the Registrant's Form 10-Q for the three months ended May 31, 1997 and incorporated herein by reference.

(4)(dd) Rights Agreement dated as of October 15, 1999 between the Company and EquiServe Trust Company, N.A., as Rights Agent, filed as Exhibit (c)1 to the Company's Current Report on Form 8-K filed on October 15, 1999 and incorporated herein by reference.

(4)(ee) First Amendment to Rights Agreement, dated as of March 17, 2000, between the Company and EquiServe Trust Company, N.A. filed as
             Exhibit 99.1 to the Company's Current Report on Form 8-K filed on March 17, 2000 and incorporated herein by reference.

(4)(ff) Letter Agreement, dated October 12, 1999, between the Company and Laidlaw Inc. filed as Exhibit 99.2 to the Company's Current Report on Form 8-K filed on March 17, 2000 and incorporated herein by reference.

(4)(gg) Other instruments defining the rights of holders of nonregistered debt of the Company have been omitted from this exhibit list because the amount of debt authorized under any such instrument does not exceed 10% of the total assets of the Company and its subsidiaries. The Company agrees to furnish a copy of any such instrument to the Commission upon request.

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

(10)(n) Employment Agreement by and between Company and Grover C. Wrenn, dated as of August 23, 2000 filed as Exhibit (10)(n) to the Registrant's Form 10-K for the year ended August 31, 2000 and incorporated herein by reference.

(10)(o) Employment Termination And Consulting Agreement dated as of August 15, 2001 between Safety-Kleen Corp. and Grover C. Wrenn filed as Exhibit (10)(o) to the Registrant's Form 10-Q/A for the quarter ended May 31, 2001, filed on September 26, 2001 and incorporated herein by reference.

(10)(p) Employment Agreement by and between Company and David E. Thomas, Jr., dated as of August 23, 2000 filed as Exhibit (10)(o) to the Registrant's Form 10-K for the year ended August 31, 2000 and incorporated herein by reference.

(10)(q) Employment Termination And Consulting Agreement, dated as of August 15, 2001 between Safety-Kleen Corp. and David E. Thomas, Jr. filed as Exhibit (10)(q) to the Registrant's Form 10-Q/A for the quarter ended May 31, 2001, filed on September 26, 2001 and incorporated herein by reference.

(10)(r) Employment Agreement by and between Company and Larry W. Singleton, dated as of July 17, 2000 filed as Exhibit (10)(p) to the Registrant's Form 10-K for the year ended August 31, 2000 and incorporated herein by reference.

(10)(s)      Employment Agreement by and between Safety-Kleen Corp. and Ronald
             A. Rittenmeyer, dated as of August 8, 2001 filed as Exhibit (10)(s) to the Registrant's Form 10-Q/A for the quarter ended May 31, 2001, filed on September 26, 2001 and incorporated herein by reference.

(10)(t) Company Indemnification Agreement delivered to Ronald A. Rittenmeyer by Safety-Kleen Corp., effective as of August 8, 2001 filed as Exhibit (10)(t) to the Registrant's Form 10-Q/A for the quarter ended May 31, 2001, filed on September 26, 2001 and incorporated herein by reference.

(10)(u)      Employment Agreement by and between Safety-Kleen Corp. and Thomas
             W. Arnst, dated as of October 4, 2001.

(10)(v) Agreement among Safety-Kleen Corp., Safety-Kleen Services, Inc. and David M. Sprinkle dated October 17, 2001.

(10)(w) Form of Senior Executive Change of Control Agreement filed as Exhibit (10)(q) to the Registrant's Form 10-K for the year ended August 31, 2000 and incorporated herein by reference.

(10)(x) Senior Executive Retention Plan filed as Exhibit (10)(r) to the Registrant's Form 10-K for the year ended August 31, 2000 and incorporated herein by reference.

(10)(y) Senior Executive Severance Plan filed as Exhibit (10)(s) to the Registrant's Form 10-K for the year ended August 31, 2000 and incorporated herein by reference.

(10)(z) Executive Retention Plan filed as Exhibit (10)(t) to the Registrant's Form 10-K for the year ended August 31, 2000 and incorporated herein by reference.

(10)(aa) Executive Severance Plan filed as Exhibit (10)(u) to the Registrant's Form 10-K for the year ended August 31, 2000 and incorporated herein by reference.

(10)(bb) Key Manager Retention Plan filed as Exhibit (10)(v) to the Registrant's Form 10-K for the year ended August 31, 2000 and incorporated herein by reference.

(10)(cc) Key Manager Severance Plan filed as Exhibit (10)(w) to the Registrant's Form 10-K for the year ended August 31, 2000 and incorporated herein by reference.

(10)(dd) Letter Agreement dated March 16, 2000 between Jay Alix & Associates and the Company filed as Exhibit (10)(x) to the Company's Form 10-Q for the three months ended May 31, 2000 and incorporated herein by reference.

(10)(ee) Second Amended and Restated Marketing and Distribution Agreement, dated as of March 8, 2001 by and between SystemOne Technologies Inc. and Safety-Kleen Systems, Inc., a subsidiary of the Registrant, filed as Exhibit 10.16 to SystemOne Technologies Inc. Form 10-KSB for the year ended December 31, 2000 and incorporated herein by reference.

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