Form 10-Q
period 2001-11-30
SAFETY KLEEN CORP/
filed 2002-01-14
CIK 701856

================================================================================



                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES


                              EXCHANGE ACT OF 1934



                For the Quarterly Period Ended November 30, 2001


                          Commission File Number 1-8368


                               SAFETY-KLEEN CORP.

             (Exact name of registrant as specified in its charter)


           Delaware                                        51-0228924
-------------------------------                          --------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

1301 Gervais Street Columbia, Suite 300, South Carolina                  29201
-------------------------------------------------------                 -------
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

The number of shares of the issuer's common stock outstanding as of January 4, 2002 was 100,783,596.


================================================================================

                               SAFETY-KLEEN CORP.


                                      INDEX


PART I FINANCIAL INFORMATION..................................................3

PART II  OTHER INFORMATION

Item 1   Legal Proceedings....................................................3

Item 5   Other Information....................................................6

Item 6   Exhibits and Reports on Form 8-K.....................................7

Signatures...................................................................16

Exhibit Index................................................................17

                         PART I - FINANCIAL INFORMATION

          Safety-Kleen Corp. (the "Registrant" or "Safety-Kleen") and its subsidiaries (collectively referred to as the "Company") have omitted certain information responsive to Items 1, 2 and 3 of Part I of Form 10-Q and portions of other Items which elicit financial information. As described in greater detail in Part I, Item 1 "Business - Factors Affecting Future Results - Uncertainties Relating to the Company's Internal Controls," of the Company's Form 10-K for the year ended August 31, 2001, the Company, with the assistance of Jefferson Wells International and Arthur Andersen LLP, is working to correct material deficiencies in the Company's internal controls. Despite the progress made by the Company in correcting the deficiencies, the Company was not able to prepare its financial statements for the fiscal quarter ended November 30, 2001 within the time limitations imposed by federal securities laws and regulations. At such time as the financial statements for the fiscal quarter ended November 30, 2001 have been prepared, the Company intends to amend this Form 10-Q, file the financial statements required by Form 10-Q and provide the information which has been omitted in this filing. The Company anticipates making that filing as soon as practicable.


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Except as herein set forth, there have been no additional significant legal proceedings or any material changes in the legal proceedings other than as reported in PART II, Item 3 of the Company's Report on Form 10-K for the twelve months ended August 31, 2001.

ACTIONS AGAINST LAIDLAW INC.

In December 2001, pursuant to the Safety-Kleen/Laidlaw Mediation Discovery Protocol, the Debtors, the Debtors' secured lenders, the Debtors' Official Committee of Unsecured Creditors, certain of the Debtors' directors, the Laidlaw Group and the Laidlaw creditors' committee and subcommittees agreed to undertake, on an expedited and consolidated basis, limited preliminary discovery to obtain information to assist in presenting submissions to a mediator in an effort to resolve certain outstanding claims between and among the parties in the Safety-Kleen and Laidlaw bankruptcy cases.

MATTERS RELATED TO INVESTIGATION OF FINANCIAL RESULTS

In the case captioned Eaton Vance Distributors, Inc., T. Rowe Price Associates, Inc., Delaware Investment Advisors, John Hancock Funds, Inc., and Putnam Investments, Inc., v. Kenneth W. Winger, Laidlaw Inc., John R. Grainger, James
R. Bullock,  Paul R. Humphreys,  John Rollins, Sr., John W. Rollins, Jr., Leslie
W. Haworth, David E. Thomas, Jr., Henry B. Tippie, James L. Wareham, Grover C. Wrenn, Michael J. Bragagnolo and Henry H. Taylor, Case No. 01AS01376, filed in the Superior Court of the State of California, County of Sacramento, the Court granted defendants' Motion to Quash for lack of personal jurisdiction on October 26, 2001. Plaintiffs have filed an appeal of the Court's decision.

On October 4, 2001, the Company, along with Robert Luba, the Estate of John Rollins, Sr., John Rollins, Jr., David E. Thomas, Jr., Henry B. Tippie, James L. Wareham, and Grover C. Wrenn
filed an action in the Circuit Court of South Carolina, Richland County, against PricewaterhouseCoopers LLP and PricewaterhouseCoopers LLP (Canada), Civil No. 3:01-4247-17 (the "PWC Action"). The PWC Action alleges, among other things, that the defendants were negligent and reckless in failing to comply with applicable industry and professional standards in their review and audit of the Company's financial statements and in the negligent and reckless failure to detect and/or report material misstatements in those financial statements. The Complaint alleges causes of action for breach of contract, breach of contract accompanied by a fraudulent act, professional negligence, negligent misrepresentation, violations of the South Carolina Unfair Trade Practices Act and a declaratory judgment for indemnification on behalf of the plaintiff directors. The Complaint seeks in excess of $1.0 billion from the defendants. The defendants have removed this case to federal court and moved to dismiss. The plaintiffs have moved the court to abstain and remand the case to state court. The Company intends to pursue this claim vigorously.

On December 13, 2000, thirteen lenders to Safety-Kleen Services, Inc., sued PricewaterhouseCoopers, LLP, in the State Court of Fulton County Georgia,
alleging negligent misrepresentation by PricewaterhouseCoopers, LLP, in connection with the financial statements of Safety-Kleen Corp. and its subsidiaries for fiscal years 1997, 1998 and 1999. The case is captioned Toronto Dominion (Texas), Inc., et al. v. PricewaterhouseCoopers, LLP, Civil Action No. 00 VS 02679 F. The complaint has been amended twice, and the plaintiffs now number over 90 lenders to Safety-Kleen Services, Inc. On October 23, 2001, PricewaterhouseCoopers, LLP, filed a motion for leave to file a third-party complaint naming Safety-Kleen Corp. and former Safety-Kleen Corp. officers Kenneth W. Winger, Michael J. Bragagnolo, and Paul B. Humphreys as third party defendants in a third party claim for indemnity or contribution. The Georgia state court has yet to rule on the motion. If the Georgia state court grants leave to PricewaterhouseCoopers, LLP, to file its proposed third party complaint and if PricewaterhouseCoopers, LLP, attempts to serve a third party complaint on Safety-Kleen Corp., Safety-Kleen Corp. intends to argue vigorously that serving such a third party complaint on Safety-Kleen is a violation of the automatic stay provisions of federal bankruptcy law.

FINANCIAL ASSURANCE ISSUES

The Company has made additional progress in its replacement of Frontier Insurance Company ("Frontier") as a provider of financial assurance coverage. On December 31, 2001, the Company provided the collateral necessary to enable it to replace Frontier surety bonds at two additional active facilities, pursuant to Bankruptcy Court approval obtained on November 5, 2001. Consequently, as of January 1, 2002, the Company was in a position to provide replacement financial assurance coverage at all but approximately 18 inactive facilities. (Actual replacement is dependent upon acceptance by regulators of the replacement policies.) The current EPA deadline for the replacement of Frontier at the inactive facilities for which it has jurisdiction is March 31, 2002. However, the Company is negotiating with the EPA for a revised deadline of July 31, 2002 for replacement of Frontier at the inactive facilities in the Chemical Services Division, with the March 31, 2002 deadline remaining for the inactive facilities in the Branch Sales and Services Division. There can be no assurance that the EPA will agree to revise the deadline for replacement of Frontier at the inactive facilities in the Chemical Services Division. The Company is negotiating with states that have retained primary jurisdiction on this issue and which have facilities where Frontier has not yet been replaced to accept these deadlines. However, the Company has not concluded agreements with all such states. There can be no assurance that the Company will be able to complete its replacement of Frontier on a schedule acceptable to the EPA and the states. If it does not, the Company could be assessed penalties in addition to those identified in PART II, Item 3 of the Company's Report on Form 10-K for the twelve months ended August 31, 2001.

SAFETY-KLEEN (PINEWOOD), INC.

On December 19, 2001, the United States Court of Appeals for the Fourth Circuit issued its decision on the appeals from Pinewood and DHEC that had been pending since 2000. (Safety-Kleen (Pinewood), Inc., et. al. v. Bradford W. Wyche, et. al, Case Nos. 00-2170, 00-2179, 00-2180, 00-2181, 00-2182, 00-2213, 00-2214 (4th
Cir., December 19, 2001)). The Fourth Circuit (1) affirmed the District Court's ruling that Pinewood's action was not barred for failing to state a claim, or on other jurisdictional grounds, (2) reversed the District Court's ruling as to the automatic stay, holding that the automatic stay does not apply to DHEC's efforts to enforce the financial assurance requirements, and (3) affirmed the District Court's denial of Pinewood's motion for a preliminary injunction. On January 2, 2002, the Company filed a petition for rehearing and suggestion for rehearing en banc with the United States Court of Appeals for the Fourth Circuit.

HUDSON COUNTY IMPROVEMENT AUTHORITY LITIGATION

Representatives of all the parties involved in the remediation development activities at the Kearny, NJ site met on December 5, 2001 for preliminary discussions of a final resolution of all open issues.

GENERAL

The Company's hazardous and industrial waste services are continuously regulated by federal, state, provincial and local laws enacted to regulate the discharge of materials into the environment or primarily for the purpose of protecting the environment. This inherent regulation of the Company necessarily results in its frequently becoming a party to judicial or administrative proceedings involving all levels of governmental authorities and other interested parties. The issues that are involved generally relate to applications for permits and licenses by the Company and their conformity with legal requirements and alleged violations of existing permits and licenses. At January 7, 2002, subsidiaries of Safety-Kleen were involved in eight proceedings in which a governmental authority is a party relating primarily to activities at waste treatment, storage and disposal facilities where the Company believes sanctions involved in each instance may exceed $100,000.

In the United States, CERCLA imposes financial liability on persons who are responsible for the release of hazardous substances into the environment. Present and past owners and operators of sites which release hazardous substances, as well as generators, disposal arrangers and transporters of the waste material, may be strictly, jointly and severally liable for remediation costs and natural resources damage. At January 7, 2002, the Company had identified 59 active federal or state-run CERCLA sites where the Company is PRP. The Company periodically reviews its status with respect to each location and the extent of its alleged contribution to the volume of waste at the location, the available evidence connecting the Company to that location, and the financial soundness of other PRP's at the location.

ITEM 5. OTHER INFORMATION

Chapter 11 Bankruptcy

As described in greater detail in the Company's Annual Report on Form 10-K/A for the fiscal year ended August 31, 2000, on June 9, 2000, Safety-Kleen Corp. and 73 of its domestic subsidiaries (collectively, the "Debtors") filed voluntary petitions for relief (the "Chapter 11 Cases") under Chapter 11 of the United States Bankruptcy Code, 11 U.S.C. ss.ss. 101-1330, as amended (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court").

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

DIP Facility

On July 19, 2000, the Bankruptcy Court granted final approval of a one-year $100.0 million Revolving Credit, Term Loan, and Guaranty Agreement underwritten by the Toronto Dominion Bank as general administrative agent and the CIT Group, Inc. as collateral agent (the "DIP Facility") with sublimits for letters of credit of $35.0 million. The amount available under the DIP Facility is subject to a borrowing base computation. The DIP Facility has been amended on nine occasions. The seventh amendment and agreement dated as of October 16, 2001, increased the sublimits for letters of credit to $95.0 million. The DIP Facility matures on the earlier of January 31, 2002 or the effective date of the plan or plans of reorganization. The Company is currently negotiating an extension of the maturity date of the DIP Facility as well as an increase in the DIP Facility to accommodate additional cash and letter of credit requirements. While the Company believes it will negotiate an acceptable extension and increase, there can be no assurance that such extension will occur, or such increase will be granted.

Proceeds from the DIP Facility may be used to fund post-petition working capital and for other general corporate purposes during the term of the DIP Facility and to pay certain pre-petition claims, including those of critical vendors. The $95.0 million sublimit on letters of credit is further stratified into $35.0 million available for auto liability, general liability and worker's compensation insurance for fiscal years 2001 and 2002; $15.0 million for performance bonding; and $45.0 million for additional financial assurance with respect to certain facilities.

As of January 11, 2002, no amounts had been drawn on the DIP Facility and approximately $74.0 million of letters of credit had been issued. In addition, the Company had no additional availability under the DIP Facility as of that date. The Debtors are jointly and severally liable under the DIP Facility.

Subsequent to May 31, 2001, the Company failed to provide certain preliminary plan of reorganization information, for which waivers of non-compliance have been received. As of January 11, 2002, the Company had issued letters of credit in excess of the amount allowed by the borrowing base computation included in the DIP Facility. Under the DIP Facility, the Company is required to repay the excess plus 5%. On January 14, 2002, the Company obtained a waiver of non-compliance which exempted the Company from repaying such amounts.

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

(4)(t) Seventh Waiver dated as of October 16, 2001, to the Amended and Restated Debtor-in-Possession Credit Agreement among Safety-Kleen Services, Inc., The Several Lenders from Time to Time Parties thereto, Toronto-Dominion (Texas), Inc. as General Administrative Agent and Underwriter and The CIT Group/Business Credit, Inc. as Collateral Agent and Underwriter Initially dated as of June 11, 2000, Amended and Restated as of July 19, 2000 filed as Exhibit (4)(t) to the Registrant's Form 10-K for the year ended August 31, 2001, filed on November 29, 2001 and incorporated herein by reference.

(4)(u) Eighth Amendment and Waiver dated as of November 27, 2001, to the to the Amended and Restated Debtor-in-Possession Credit Agreement among Safety-Kleen Services, Inc., The Several Lenders from Time to Time Parties thereto, Toronto-Dominion (Texas), Inc. as General Administrative Agent and Underwriter and The CIT Group/Business Credit, Inc. as Collateral Agent and Underwriter Initially dated as of June 11, 2000, Amended and Restated as of July 19, 2000.

(4)(v) Ninth Waiver dated as of January 14, 2002, to the Amended and Restated Debtor-in-Possession Credit Agreement among Safety-Kleen Services, Inc., The Several Lenders from Time to Time Parties thereto, Toronto-Dominion (Texas), Inc. as General Administrative Agent and Underwriter and The CIT Group/Business Credit, Inc. as Collateral Agent and Underwriter Initially dated as of June 11, 2000,

Amended and Restated as of July 19, 2000.

(4)(w) Letter Agreement among Toronto Dominion (Texas), Inc., as administrative agent, the Company and Safety-Kleen Systems, Inc. dated December 12, 2000 relating to the Amended and Restated Marketing and Distribution Agreement by Safety-Kleen Systems, Inc. and System One Technologies Inc., filed as Exhibit
(4)(o) to the Registrant's Form 10-Q for the three months ended February 28, 2001, and incorporated herein by reference.

(4)(x) Registration Rights Agreement dated May 15, 1997 between the Company, Laidlaw Transportation, Inc. and Laidlaw Inc. the form of which was filed as Exhibit B to Annex A to the Registrant's Definitive Proxy Statement on Form DEF 14A, filed on May 1, 1997 and incorporated herein by reference.

(4)(y) Indenture dated as of May 1, 1993 between the Industrial Development Board of the Metropolitan Government of Nashville and Davidson County (Tennessee) and NationsBank of Tennessee, N.A., filed as Exhibit 4(f) to the Registrant's Form 10-Q for the three months ended May 31, 1997 and incorporated herein by reference.

(4)(z) Indenture of Trust dated as of August 1, 1995 between Tooele County, Utah and West One Bank, Utah, now known as U.S. Bank, as Trustee, filed as Exhibit 4(h) to the Registrant's form 10-Q for the three months ended May 31, 1997 and incorporated herein by reference.

(4)(aa) Indenture of Trust dated as of July 1, 1997 between Tooele County, Utah and U.S. Bank, a national banking association, as Trustee, filed as Exhibit 4(j) to the Registrant's Form 10-Q for the three months ended May 31, 1997 and incorporated herein by reference.

(4)(bb) Indenture of Trust dated as of July 1, 1997 between California Pollution Control Financing Authority and U.S. Bank, a national banking association, as Trustee, filed as Exhibit 4(k) to the Registrant's Form 10-Q for the three months ended May 31, 1997 and incorporated herein by reference.

(4)(cc) Promissory Note dated May 15, 1997 for $60,000,000 from the Company to Westinghouse Electric Corporation, filed as Exhibit 4(n) to the Registrant's Form 10-Q for the three months ended May 31, 1997 and incorporated herein by reference.

(4)(dd) Letter dated May 7, 1999 from Toronto-Dominion (Texas) Inc. (as assignee of Westinghouse Electric Corporation) and agreed to by the Company and Laidlaw Inc. amending the terms of the Promissory Note dated May 15, 1997 (as referenced in Exhibit (4)(z)) filed as Exhibit (4)(u) to the Registrant's Form S-4 Registration Statement No. 333-82689 filed July 12, 1999 and incorporated herein by reference.

(4)(ee) Guaranty Agreement dated May 15, 1997 by Laidlaw Inc. to Westinghouse Electric Corporation guaranteeing Promissory Note dated May 15, 1997 (as referenced in Exhibit (4)(z)) from Company to Westinghouse Electric Corporation), filed as Exhibit 4(o) to the Registrant's Form 10-Q for the three months ended May 31, 1997 and incorporated herein by reference.

(4)(ff) Rights Agreement dated as of October 15, 1999 between the Company and EquiServe Trust Company, N.A., as Rights Agent, filed as Exhibit (c)1 to the Company's Current Report on Form 8-K filed on October 15, 1999 and incorporated herein by reference.

(4)(gg) First Amendment to Rights Agreement, dated as of March 17, 2000, between the Company and EquiServe Trust Company, N.A. filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed on March 17, 2000 and incorporated herein by reference.

(4)(hh) Letter Agreement, dated October 12, 1999, between the Company and Laidlaw Inc. filed as Exhibit 99.2 to the Company's Current Report on Form 8-K filed on March 17, 2000 and incorporated herein by reference.

(4)(ii) Other instruments defining the rights of holders of nonregistered debt of the Company have been omitted from this exhibit list because the amount of debt authorized under any such instrument does not exceed 10% of the total assets of the Company and its subsidiaries. The Company agrees to furnish a copy of any such instrument to the Commission upon request.

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

(10)(u) Employment Agreement by and between Safety-Kleen Corp. and Thomas W. Arnst, dated as of October 4, 2001 filed as Exhibit (10)(u) to the Registrant's Form 10-K for the year ended August 31, 2001, filed on November 29, 2001 and incorporated herein by reference.

(10)(v) Agreement among Safety-Kleen Corp., Safety-Kleen Services, Inc. and David M. Sprinkle dated October 17, 2001 filed as Exhibit (10)(v) to the Registrant's Form 10-K for the year ended August 31, 2001, filed on November 29, 2001 and incorporated herein by reference.

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

(10)(dd) Letter Agreement dated October 3, 2001 between JA&A Services, LLC and the Company filed.

(10)(ee) Second Amended and Restated Marketing and Distribution Agreement, dated as of March 8, 2001 by and between SystemOne Technologies Inc. and Safety-Kleen Systems, Inc., a subsidiary of the Registrant, filed as Exhibit 10.16 to SystemOne Technologies Inc. Form 10-KSB for the year ended December 31, 2000 and incorporated herein by reference.

(10)(ff) Letter Agreement dated as of September 27, 2001 between Jefferson Wells International and Safety-Kleen Services, Inc.

(10)(gg) Letter Agreement dated February 1, 2001 between Arthur Andersen LLP and the Company relating to services to the Company for Company process improvement initiatives.

(10)(hh) Rider #1 dated December 5, 2001 to Letter Agreement dated February 1, 2001 betweeb Arthur Andersen LLP and the Company relating to services to the Company for Company process improvement initiatives.

(10)(ii) Letter Agreement dated March 23, 2001 between Arthur Andersen LLP and the Company relating to services to the Company for loan staff.

(10)(jj) Rider dated December 5, 2001 to Letter Agreement dated March 23, 2001 between Arthur Andersen LLP and the Company relating to services to the Company for loan staff.

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

(b)   Reports on Form 8-K.

      i. The Company filed a Current Report on Form 8-K on September 10, 2001, which contained Item 5 related to United States Bankruptcy Court order approving employment and indemnification agreements with Ronald A. Rittenmeyer under which Mr. Rittenmeyer became Chairman of the Board, President and Chief Executive Officer of the Company and termination and consulting agreements with David E. Thomas, Jr. and Grover C. Wrenn.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE:  January 14, 2002                  SAFETY-KLEEN CORP.
                                         ------------------
                                            (Registrant)

                                          /s/ Ronald A. Rittenmeyer
                                         -----------------------------
                                         Ronald A. Rittenmeyer
                                         Chief Executive Officer

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

(4)(t) Seventh Waiver dated as of October 16, 2001, to the Amended and Restated Debtor-in-Possession Credit Agreement among Safety-Kleen Services, Inc., The Several Lenders from Time to Time Parties thereto, Toronto-Dominion (Texas), Inc. as General Administrative Agent and Underwriter and The CIT Group/Business Credit, Inc. as Collateral Agent and Underwriter Initially dated as of June 11, 2000, Amended and Restated as of July 19, 2000 filed as Exhibit (4)(t) to the Registrant's Form 10-K for the year ended August 31, 2001, filed on November 29, 2001 and incorporated herein by reference.

(4)(u) Eighth Amendment and Waiver dated as of November 27, 2001, to the Amended and Restated Debtor-in-Possession Credit Agreement among Safety-Kleen Services, Inc., The Several Lenders from Time to Time Parties thereto, Toronto-Dominion (Texas), Inc. as General Administrative Agent and Underwriter and The CIT Group/Business Credit, Inc. as Collateral Agent and Underwriter Initially dated as of June 11, 2000, Amended and Restated as of July 19, 2000.

(4)(v) Ninth Waiver dated as of January 14, 2002, to the Amended and Restated Debtor-in-Possession Credit Agreement among Safety-Kleen Services, Inc., The Several Lenders from Time to Time Parties thereto, Toronto-Dominion (Texas), Inc. as General Administrative Agent and Underwriter and The CIT Group/Business Credit, Inc. as Collateral Agent and Underwriter Initially dated as of June 11, 2000, Amended and Restated as of July 19, 2000.

(4)(w) Letter Agreement among Toronto Dominion (Texas), Inc., as administrative agent, the Company and Safety-Kleen Systems, Inc. dated December 12, 2000 relating to the Amended and Restated Marketing and Distribution Agreement by Safety-Kleen Systems, Inc. and System One Technologies Inc., filed as Exhibit (4)(o) to the Registrant's Form 10-Q for the three months ended February 28, 2001, and incorporated herein by reference.

(4)(x) Registration Rights Agreement dated May 15, 1997 between the Company, Laidlaw Transportation, Inc. and Laidlaw Inc. the form of which was filed as Exhibit B to Annex A to the Registrant's Definitive Proxy Statement on Form DEF 14A, filed on May 1, 1997 and incorporated herein by reference.

(4)(y) Indenture dated as of May 1, 1993 between the Industrial Development Board of the Metropolitan Government of Nashville and Davidson County (Tennessee) and NationsBank of Tennessee, N.A., filed as Exhibit 4(f) to the Registrant's Form 10-Q for the three months ended May 31, 1997 and incorporated herein by reference.

(4)(z) Indenture of Trust dated as of August 1, 1995 between Tooele County, Utah and West One Bank, Utah, now known as U.S. Bank, as Trustee, filed as Exhibit 4(h) to the Registrant's form 10-Q for the three months ended May 31, 1997 and incorporated herein by reference.

(4)(aa) Indenture of Trust dated as of July 1, 1997 between Tooele County, Utah and U.S. Bank, a national banking association, as Trustee, filed as Exhibit 4(j) to the Registrant's Form 10-Q for the three months ended May 31, 1997 and incorporated herein by reference.

(4)(bb) Indenture of Trust dated as of July 1, 1997 between California Pollution Control Financing Authority and U.S. Bank, a national banking association, as Trustee, filed as Exhibit 4(k) to the Registrant's Form 10-Q for the three months ended May 31, 1997 and incorporated herein by reference.

(4)(cc) Promissory Note dated May 15, 1997 for $60,000,000 from the Company to Westinghouse Electric Corporation, filed as Exhibit 4(n) to the Registrant's Form 10-Q for the three months ended May 31, 1997 and incorporated herein by reference.

(4)(dd) Letter dated May 7, 1999 from Toronto-Dominion (Texas) Inc. (as assignee of Westinghouse Electric Corporation) and agreed to by the Company and Laidlaw Inc. amending the terms of the Promissory Note dated May 15, 1997 (as referenced in Exhibit (4)(z)) filed as Exhibit
          (4)(u) to the Registrant's Form S-4 Registration Statement No. 333-82689 filed July 12, 1999 and incorporated herein by reference.

(4)(ee) Guaranty Agreement dated May 15, 1997 by Laidlaw Inc. to Westinghouse Electric Corporation guaranteeing Promissory Note dated May 15, 1997 (as referenced in Exhibit (4)(z)) from Company to Westinghouse Electric Corporation), filed as Exhibit 4(o) to the Registrant's Form 10-Q for the three months ended May 31, 1997 and incorporated herein by reference.

(4)(ff) Rights Agreement dated as of October 15, 1999 between the Company and EquiServe Trust Company, N.A., as Rights Agent, filed as Exhibit (c)1 to the Company's Current Report on Form 8-K filed on October 15, 1999 and incorporated herein by reference.

(4)(gg) First Amendment to Rights Agreement, dated as of March 17, 2000, between the Company and EquiServe Trust Company, N.A. filed as Exhibit
          99.1 to the Company's Current Report on Form 8-K filed on March 17, 2000 and incorporated herein by reference.

(4)(hh) Letter Agreement, dated October 12, 1999, between the Company and Laidlaw Inc. filed as Exhibit 99.2 to the Company's Current Report on Form 8-K filed on March 17, 2000 and incorporated herein by reference.

(4)(ii) Other instruments defining the rights of holders of nonregistered debt of the Company have been omitted from this exhibit list because the amount of debt authorized under any such instrument does not exceed 10% of the total assets of the Company and its subsidiaries. The Company agrees to furnish a copy of any such instrument to the Commission upon request.

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

(10)(u) Employment Agreement by and between Safety-Kleen Corp. and Thomas W. Arnst, dated as of October 4, 2001 filed as Exhibit (10)(u) to the Registrant's Form 10-K for the year ended August 31, 2001, filed on November 29, 2001 and incorporated herein by reference.

(10)(v) Agreement among Safety-Kleen Corp., Safety-Kleen Services, Inc. and David M. Sprinkle dated October 17, 2001 filed as Exhibit (10)(v) to the Registrant's Form 10-K for the year ended August 31, 2001, filed on November 29, 2001 and incorporated herein by reference.

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

(10)(dd) Letter Agreement dated October 3, 2001 between JA&A Services, LLC and the Company filed.

(10)(ee) Second Amended and Restated Marketing and Distribution Agreement, dated as of March 8, 2001 by and between SystemOne Technologies Inc. and Safety-Kleen Systems, Inc., a subsidiary of the Registrant, filed as Exhibit 10.16 to SystemOne Technologies Inc. Form 10-KSB for the year ended December 31, 2000 and incorporated herein by reference.

(10)(ff) Letter Agreement dated as of September 27, 2001 between Jefferson Wells International and Safety-Kleen Services, Inc.

(10)(gg) Letter Agreement dated February 1, 2001 between Arthur Andersen LLP and the Company relating to services to the Company for Company process improvement initiatives.

(10)(hh) Rider #1 dated December 5, 2001 to Letter Agreement dated February 1, 2001 betweeb Arthur Andersen LLP and the Company relating to services to the Company for Company process improvement initiatives.

(10)(ii) Letter Agreement dated March 23, 2001 between Arthur Andersen LLP and the Company relating to services to the Company for loan staff.

(10)(jj) Rider dated December 5, 2001 to Letter Agreement dated March 23, 2001 between Arthur Andersen LLP and the Company relating to services to the Company for loan staff. (99.1) Consent Agreement and Final Order by and between the United States Environmental Protection Agency and Safety-Kleen Corp. and certain of its United States subsidiaries and affiliates filed as Exhibit (99.1) to the Registrant's Form 10-K for the year ended August 31, 2000 and incorporated herein by reference.

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