Form 10-K/A
period 2001-08-31
SAFETY KLEEN CORP/
filed 2002-03-28
CIK 701856

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [ ]

The aggregate market value of the common stock held by non-affiliates of the registrant was $35,274,259 as of March 11, 2002.

The number of shares of the issuer's common stock outstanding was 100,783,596 as of March 11, 2002.

                                TABLE OF CONTENTS


The following Items have been amended in their entirety:

ITEM                                                                                              PAGE
----                                                                                              ----

                                     PART II


6.   Selected Consolidated Financial Data......................................................     3
7.   Management's Discussion and Analysis of Financial Condition and Results of Operations.....     4
7A.  Quantitative and Qualitative Disclosures About Market Risk................................    28
8.   Financial Statements and Supplemental Data................................................    30



                                     PART IV

14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K...........................    91
     Signature.................................................................................    92

                                     PART II

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA


The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and the Notes thereto, included elsewhere in this Annual Report ($ in thousands, except per share amounts).


YEARS ENDED AUGUST 31,                                     2001            2000            1999            1998            1997
                                                           ----            ----            ----            ----            ----

Revenues                                               $ 1,514,583     $ 1,586,273     $ 1,624,038     $ 1,172,731     $   641,945
Impairment and other charges                                52,884         367,793          11,287          64,882         253,484
Operating (loss) income                                   (168,336)       (620,170)          6,876          (2,223)       (294,749)
Loss before reorganization items, income taxes,
   minority interest and extraordinary items              (174,930)       (759,073)       (185,272)       (123,535)       (341,220)
Reorganization items                                       (42,284)        (60,923)             --              --              --
Extraordinary items, net of tax                              5,591              --              --         (18,783)             --
Net loss                                                  (229,078)       (833,191)       (223,155)       (103,211)       (301,544)
Loss per share before extraordinary items - basic
   and diluted                                               (2.33)          (8.27)          (2.52)          (1.35)          (8.74)
Net loss per share - basic and diluted                       (2.27)          (8.27)          (2.52)          (1.65)          (8.74)
Dividends per common share                                      --              --              --              --              --
Weighted average common stock outstanding - basic and
  diluted                                                  100,784         100,725          88,537          62,322          34,508
Total assets                                             3,013,793       3,131,868       3,635,314       3,869,475       1,513,741
Long-term debt, including current portion                   62,223          65,421       2,095,016       2,340,806         938,687
Liabilities subject to compromise                        2,481,274       2,500,973              --              --              --

During fiscal 2001, the Company's Chemical Services Division ceased operations at two incinerators, a wastewater treatment facility and a transportation facility. As a result of these closures, the Company recorded a provision for early facility closures and post-closures of $45 million. The Company also recorded net asset impairment charges of $8 million due primarily to a wastewater treatment facility which lost several significant customers due to adverse business conditions and a reduction in the estimated fair value of the former headquarters of Old Safety-Kleen.

Extraordinary items consist of certain trade accounts payable claims that the Company, pursuant to Bankruptcy Court approval, settled during fiscal 2001. Under the terms of these settlements, the Company paid certain vendors less than the amount of pre-petition liabilities to the vendors as of the Chapter 11 filing date. The consolidated extraordinary gains from these settlements amounted to approximately $6 million in fiscal 2001. No income tax provision or benefit with respect to these items was required.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the consolidated results of operations and financial condition of Safety-Kleen Corp. (the "Registrant" or "Safety-Kleen") (collectively referred to with its subsidiaries as the "Company"). The following discussion and analysis should be read in conjunction with the Company's Form 10-K for the period ended August 31, 2001, Form 10-Q for the quarter ended November 30, 2001, and the Company's audited Consolidated Financial Statements and related Notes thereto and other information included elsewhere herein.

On November 29, 2001, the Company filed its Form 10-K for the period ended August 31, 2001, which omitted certain information responsive to Items 6, 7, 7A, 8 and 14. As described in greater detail below "Factors That May Affect Future Results - Uncertainties Relating to the Company's Internal Controls," the Company, with the assistance of Jefferson Wells International and Arthur Andersen LLP, is working to correct material deficiencies in the Company's internal controls. Despite the progress made by the Company in correcting the deficiencies, the Company was not able to prepare and obtain an audit of its Consolidated Financial Statements for the fiscal year ended August 31, 2001, within the time limitations imposed by federal securities laws and regulations. This amended Form 10-K provides financial and other previously omitted information.

                      BUSINESS, ORGANIZATION AND BANKRUPTCY

Safety-Kleen was incorporated in Delaware in 1978 as Rollins Environmental Services, Inc. ("Rollins"), later changed its name to Laidlaw Environmental Services, Inc. ("LESI") and subsequently changed its name to Safety-Kleen Corp. Through its Chemical Services and Branch Sales and Service divisions, the Company provides a range of services designed to collect, transport, process, recycle or dispose of hazardous and non-hazardous industrial and commercial waste streams. The Company provides these services in 50 states, ten Canadian provinces, Puerto Rico, Mexico and Saudi Arabia from approximately 375 collection, processing and other locations.

In May 1998, LESI completed the acquisition of the former Safety-Kleen Corp. ("Old Safety-Kleen"). Management believes that the Company experienced substantial difficulties in the integration of the operations of Old Safety-Kleen with those of LESI following the acquisition of Old Safety-Kleen. The implementation of the Company's post-acquisition strategy to combine key elements of the more decentralized LESI business structure with that of the strongly centralized Old Safety-Kleen business, particularly in the United States, adversely affected post-acquisition operations and cash flows and ultimately impacted management's expectation of the long-term economic performance of the underlying businesses. Changing the existing regionalized LESI pricing structure to the more uniform national pricing structure of the Old Safety-Kleen business resulted in a reduction of the overall pricing realized by the Company. Converting several of LESI's service centers from profit centers with one manager to cost centers with two managers during fiscal 1999 and 2000 resulted in poor cost and pricing controls. Transferring the Old Safety-Kleen industrial waste collection business to a co-managed waste-collection business diluted pricing and negatively impacted customer service. Requiring the use of Company-owned waste disposal facilities, even when lower-cost, external options were available, resulted in higher overall operating costs.

In addition, management believes that the loss of key employees of the Old Safety-Kleen business due to post-acquisition strategies and the relocation of Old Safety-Kleen's corporate office from Elgin, Illinois to Columbia, South Carolina resulted in a significant loss of institutional knowledge concerning historical business practices of the Old Safety-Kleen business. Many of the internal accounting and operational information systems and processes that had historically been used to monitor and manage the costs and performance of the Old Safety-Kleen business were discontinued shortly after the acquisition and, to date, have not been satisfactorily replaced. In addition, significant difficulties in relocating and converting the Old Safety-Kleen's accounts receivable and cash application functions to the LESI headquarters in Columbia, South Carolina and, subsequently, converting to new accounts receivable software resulted in significant problems regarding customer billing, dispute resolution, cash application and, ultimately, cash realization. See "Factors That May Affect Future Results - Uncertainties Related To the Company's Internal Controls" below.

On June 9, 2000, Safety-Kleen and 73 of its domestic subsidiaries (collectively, the "Debtors") filed voluntary petitions for relief (the "Chapter 11 Cases") under Chapter 11 of the United States Bankruptcy Code, 11 U.S.C. ss.ss. 101-1330, as amended (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The Chapter 11 Cases are being jointly administered, for procedural purposes only, before the Bankruptcy Court under Case No. 00-2303(PJW). Excluded from the filings were certain of Safety-Kleen's non-wholly-owned domestic subsidiaries and all Safety-Kleen's indirect foreign subsidiaries.

The Company has incurred and will continue to incur significant costs associated with the reorganization. The amount of these costs, which are being expensed as incurred, is expected to significantly affect future results until the Company emerges from its reorganization under the Chapter 11 proceedings.

Consummation of a plan or plans of reorganization is the principal objective of the Chapter 11 Cases. A plan of reorganization sets forth the means for satisfying claims against and interests in the Debtors, including the liabilities subject to compromise. Generally, pre-petition liabilities are subject to settlement under such a plan or plans of reorganization, which must be voted upon by creditors and equity holders and approved by the Bankruptcy Court. The Debtors have retained Lazard Freres & Co. LLC, an investment bank, as corporate restructuring advisor to assist them in formulating and negotiating a plan or plans of reorganization for the Debtors. Although the Debtors expect to file a reorganization plan or plans as soon as reasonably possible, there can be no assurance that a reorganization plan or plans will be proposed by the Debtors or confirmed by the Bankruptcy Court, or that any such plan or plans will be consummated.

As part of this reorganization effort, the Company prepared a marketing book for the sale of the Chemical Services Division which has been distributed to interested parties. On February 22, 2002, the Company entered into a definitive agreement with Clean Harbors, Inc. ("Clean Harbors") to sell its Chemical Services Division, excluding the Company's landfill in Pinewood, S.C. Pursuant to the terms of the agreement, Clean Harbors would purchase the Chemical Services Division's net assets from the Company for $46 million in cash, subject to defined working capital adjustments, and the assumption of certain liabilities, which includes environmental liabilities valued at approximately $265 million as of August 31, 2001. The book value of the net assets to be disposed, net of the liabilities to be assumed, at August 31, 2001 was in excess of $300 million. On March 8, 2002, the Bankruptcy Court approved the bidding and auction procedures for the sale of the Company's Chemical Services Division. Pursuant to the bidding procedures, all qualified bidders interested in purchasing some or all of the Chemical Services Division must submit an alternative qualified bid on or before May 30, 2002. There can be no assurance that the Bankruptcy Court and/or the various regulatory agencies will approve the sale of the Chemical Services Division to Clean Harbors or an alternative purchaser, or that the Company will be able to complete the sale of the Chemical Services Division.

Currently, it is not possible to predict the length of time the Debtors will operate under the protection of Chapter 11, the outcome of the Chapter 11 proceedings in general, or the effect of the proceedings on the business of the Company or on the interests of the various creditors and security holders. Under the Bankruptcy Code, post-petition liabilities and pre-petition liabilities subject to compromise must be satisfied before shareholders can receive any distribution. The ultimate recovery to shareholders, if any, will not be determined until the end of the case when the fair value of the Debtors' assets is compared to the liabilities and claims against the Debtors. There can be no assurance as to what value, if any, will be ascribed to the common stock in the bankruptcy proceedings. The Company does not believe the shareholders will receive any distribution upon consummation of a plan or plans of reorganization.

The Company's Consolidated Financial Statements have been prepared on a going concern basis which contemplates continuity of operations, realization of assets, and payment of liabilities in the ordinary course of business and do not reflect adjustments that might result if the Debtors are unable to continue as a going concern. The Company's history of significant losses, stockholders' deficit and the Debtors' Chapter 11 Cases, as well as issues related to compliance with debt covenants and financial assurance requirements, raise substantial doubt about the Company's ability to continue as a going concern. Continuing as a going concern is dependent upon, among other things, the Debtors' formulation of a plan or plans of reorganization, the success of future business operations, and the generation of sufficient cash from operations and financing sources to meet the Company's obligations. The Consolidated Financial Statements do not reflect: (a) the realizable value of assets on a liquidation basis or their availability to satisfy liabilities; (b) aggregate pre-petition liability amounts that may be allowed for unrecorded claims or contingencies, or their status or priority; (c) the effect of any changes to the Debtors' capital structure or in the Debtors' business operations as the result of an approved plan or plans of reorganization; or (d) adjustments to the carrying value of assets (including goodwill and other intangibles) or liability amounts that may be necessary as the result of actions by the Bankruptcy Court.

The Company's Consolidated Financial Statements as of and for the fiscal years ended August 31, 2001 and 2000 have been presented in conformity with the AICPA's Statement of Position 90-7, "Financial Reporting By Entities In Reorganization Under the Bankruptcy Code" ("SOP 90-7"). The statement requires, among other things, a segregation of liabilities subject to compromise by the Bankruptcy Court as of the bankruptcy filing date and identification of all transactions and events that are directly associated with the reorganization of the Company.

                                  OTHER MATTERS

On September 5, 2001, the Bankruptcy Court entered an order approving employment and indemnification agreements with Ronald A. Rittenmeyer, in accordance with which he became Chairman of the Board, Chief Executive Officer and President of Safety-Kleen. Mr. Rittenmeyer had been appointed to the Board of Directors of Safety-Kleen in April 2001. Also on September 5, 2001, the Bankruptcy Court approved termination and consulting agreements with David E. Thomas, Jr. and Grover C. Wrenn; the Company terminated their executive positions and they were appointed non-executive Vice Chairmen of the Board of Directors.

In addition to Mr. Rittenmeyer, three new independent outside directors have been named to the Board of Directors of Safety-Kleen since March 2000. Kenneth
K. Chalmers was appointed in May 2000, and Peter E. Lengyel and David W. Wallace were each appointed in March 2001.

On August 17, 2000, Larry W. Singleton, previously unaffiliated with the Company, was elected Senior Vice President and Chief Financial Officer, and on November 27, 2001, was elected Executive Vice President and Chief Financial Officer by the Board of Directors.

On October 18, 2001, the Bankruptcy Court entered an order approving employment and indemnification agreements with Thomas W. Arnst. On November 27, 2001, Mr. Arnst was elected Executive Vice President and Chief Administrative Officer by the Board of Directors.

On November 27, 2001, David M. Sprinkle, who had served as the President of the Chemical Services Division of the Company since May 2000, was elected Chief Operating Officer of Safety-Kleen by the Board of Directors. On October 17, 2001, Roy D. Bullinger, who had served as the President of the Branch Sales and Service Division since May 2000, ceased to be employed by the Company.

On November 27, 2001, James K. Lehman was elected to the position of Senior Vice President, General Counsel and Secretary of Safety-Kleen. On November 16, 2001, Henry Taylor, who had served as Senior Vice President, General Counsel and Secretary of Safety-Kleen, ceased to be employed by the Company.

         INVESTIGATION OF FINANCIAL RESULTS; RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

On March 6, 2000, the Company announced that it had initiated an internal investigation of its previously reported financial results and certain of its accounting policies and practices. This investigation followed receipt of information by Safety-Kleen's Board of Directors, on February 24, 2000, alleging possible accounting irregularities that may have affected the previously reported financial results of the Company. The Company conducted a comprehensive internal review of its accounting records for fiscal 1997 to 2000 and engaged Arthur Andersen LLP as its new independent public accountants to, among other things, conduct an audit of the Company's Consolidated Financial Statements for the same periods. In addition, the Company is the subject of ongoing investigations by the Securities and Exchange Commission and a grand jury sitting in the United States District Court for the Southern District of New York relating to the same matters. The Company has responded to subpoenas issued by the Securities and Exchange Commission and the grand jury and is cooperating with each of the investigations.

The Board appointed a special committee, consisting of four directors who were then independent outside directors of Safety-Kleen, to conduct the internal investigation (the "Special Committee (Investigation)"). The Special Committee (Investigation) was later expanded to five directors, with the addition of another independent outside director. As a result of the preliminary findings of the investigation and the results of the audit conducted by Arthur Andersen LLP, the Company restated its previously reported financial results for fiscal 1999, 1998 and 1997 in Form 10-K/A filed on July 9, 2001.

On September 13, 2001, the Board of Directors dissolved the Special Committee (Investigation) and established the Special Committee (Conflicts of Interest in Litigation). The Special Committee (Conflicts of Interest in Litigation) is authorized to manage all litigation involving the Company and any member of the Board of Directors. The new committee is comprised of Ronald A. Rittenmeyer, Kenneth K. Chalmers, Peter E. Lengyel and David W. Wallace, each of whom was appointed to the Board subsequent to March 6, 2000 and is not personally involved in such litigation (see Note 14 of Notes to Consolidated Financial Statements).

                              RESULTS OF OPERATIONS

The Company is organized along the lines of its two primary business activities-Chemical Services and Branch Sales and Service. The services provided by the Chemical Services Division include the collection, treatment, and disposal of a wide variety of hazardous and non-hazardous waste. The Company disposes of waste primarily through its network of thermal destruction incinerators, landfills and wastewater treatment facilities, and in certain instances after accumulating and treating waste at Company-owned service centers. The Branch Sales and Service Division provides parts cleaner services and other services to automotive repair, commercial and manufacturing customers. These other services include, but are not limited to, hazardous and non-hazardous waste collection, treatment, recycling and disposal.

The Company eliminates material intersegment and intrasegment revenue in presenting consolidated financial results. The majority of intersegment revenue eliminations relate to the Chemical Services Division, which bills for the waste streams it receives from the Branch Sales and Service Division.

The Company currently classifies as "Corporate" in its segment reporting, the cost of certain Company-wide functions and services consisting primarily of legal, accounting, finance and information technology. In addition, this category includes the incremental cost of the Company's efforts related to its internal accounting review for fiscal 1997 through 2000, the audits of these periods and the various investigations of its financial results. Certain intersegment eliminations are recorded in Corporate.

Set forth below are certain operating items expressed as a percentage of revenues:

                                                      FOR THE YEARS ENDED AUGUST 31,
                                                      ------------------------------
                                                       2001        2000        1999
                                                      -----       -----       -----

Revenues                                              100.0%      100.0%      100.0%
                                                      -----       -----       -----
Expenses:
     Operating                                         80.0        87.6        76.6
     Depreciation and amortization                      9.5        10.7         9.9
     Selling, general and administrative               18.1        17.6        12.4
     Impairment and other charges                       3.5        23.2         0.7
                                                      -----       -----       -----
                                                      111.1       139.1        99.6
                                                      -----       -----       -----

Operating (loss) income                               (11.1)      (39.1)        0.4
Interest expense, net                                  (0.3)       (8.9)      (11.5)
Other (expense) income                                 (0.1)        0.1        (0.4)
Equity in earnings of associated companies              0.0         0.1         0.1
                                                      -----       -----       -----
Loss before reorganization items, income taxes,
   minority interest and extraordinary items          (11.5)      (47.8)      (11.4)
Reorganization items                                   (2.8)       (3.8)        0.0
                                                      -----       -----       -----
Loss before income taxes, minority interest and
   extraordinary items                                (14.3)      (51.6)      (11.4)

Income tax expense                                     (1.2)       (0.8)       (2.4)
                                                      -----       -----       -----
Loss before minority interest and extraordinary
   items                                              (15.5)      (52.4)      (13.8)

Minority interest                                       0.0         0.0         0.1
                                                      -----       -----       -----
Loss before extraordinary items                       (15.5)      (52.4)      (13.7)
Extraordinary items, net of tax (early
    extinguishment of debt)                             0.4         0.0         0.0
                                                      -----       -----       -----
Net loss                                              (15.1)%     (52.4)%     (13.7)%
                                                      =====       =====       =====

CLOSED FACILITIES

Closed facilities represent certain facilities that have ceased operations or been sold. Ceased operations at a facility indicates that the facility has stopped accepting and disposing of waste or has significantly reduced the amount of waste acceptance and disposal to levels that typically precede a facility closure. A facility closure indicates that a facility has ceased operations, completed the decontamination process and the appropriate regulatory agencies have certified the decontamination. Also included in closed facilities are certain business activities that the Company no longer performs.

The following is a summary of facilities in the Chemical Services Division which ceased operations or were sold ("closed facilities") in fiscal 2001 and 2000:

2001


             Line of Business                     Location                 Status         Fiscal  Quarter
             ----------------                     --------                 ------         ---------------

Transportation                              Burton, MI               Ceased operations          1st
Incinerator                                 Coffeyville, KS          Ceased operations          1st
Incinerator                                 Bridgeport, NJ           Ceased operations          2nd
Wastewater Treatment                        Hilliard, OH             Ceased operations          2nd
Additional Services-(Consulting)            Boulder, CO                     Sold                4th

2000


             Line of Business                     Location                 Status         Fiscal  Quarter
             ----------------                     --------                 ------         ---------------

Landfill                                    Pinewood, SC             Ceased operations          4th
Landfill                                    Rosemount, MN                   Sold                4th
Additional Services - (Harbor Dredging)     Northeastern US          Ceased operations          4th

Effective December 1, 2001, the Burton, Michigan facility was reopened as a transportation rail hub. The Pinewood, South Carolina facility stopped accepting waste in the first quarter of fiscal 2001. However, due to pending litigation against Pinewood, waste disposal was significantly reduced in the fourth quarter of fiscal 2000 and Pinewood was treated as if it had ceased operations in that quarter. The Pinewood landfill continued to operate as a transportation center until December 2001.

                             FISCAL 2001 OPERATIONS

The Company's operating loss of $168 million in fiscal 2001 includes the effect of several significant expenses resulting from a number of unusual events.

During fiscal 2001, the Chemical Services Division ceased operations at two incinerators, a wastewater treatment facility and a transportation facility. As a result of these closures, the Company recorded a provision for early facility closures and post-closures of approximately $45 million. The Company also recorded net asset impairment charges of approximately $8 million due primarily to a wastewater treatment facility which lost several significant customers due to adverse business conditions and a reduction in the estimated fair value of the former headquarters of Old Safety-Kleen.

The Company incurred approximately $55 million in fiscal 2001 of auditing, non-audit assistance, consulting, legal and other professional fees associated primarily with (i) the investigation and restatement of its Consolidated Financial Statements for fiscal 1997 through 1999; (ii) the preparation of its Consolidated Financial Statements for fiscal 2000; (iii) a comprehensive review of all the Company's major fiscal 2001 general ledger accounts; (iv) the preparation of its unaudited Consolidated Financial Statements for the first nine months of fiscal 2001 and related Form 10-Q/A; (v) other finance and accounting services; and (vi) litigation and compliance matters and expenses related to the various investigations concerning the Company's previously reported financial results. These costs are classified as "Selling, general and administrative" expenses in the Company's consolidated statements of operations.

The Company expects (i) the legal costs described above to decrease when the aforementioned matters are resolved, and (ii) the cost of auditing and non-audit assistance to continue in fiscal 2002 and for an indefinite period thereafter, although at a somewhat lower level, since the restatement and audit for fiscal years 1997 through 1999 and audit for fiscal 2000 was completed by July 2001. The Company expects the auditing and non-audit costs to be further reduced when its internal controls and processes are satisfactorily improved. See "Factors That May Affect Future Results - Uncertainties Relating to the Company's Internal Controls" below.

                       FISCAL 2001 COMPARED TO FISCAL 2000

REVENUES

Consolidated revenues decreased 4.5% ($71 million) to approximately $1,515 million in fiscal 2001, compared to approximately $1,586 million in fiscal 2000, with the following increase or decrease by business segment: Chemical Services decreased 15.3% ($100 million); and Branch Sales and Service increased 2.1% ($21 million). Intersegment revenue decreased by approximately $8 million in fiscal 2001 compared to 2000.

Chemical Services combined external and intersegment revenues in fiscal 2001 were approximately $555 million compared to approximately $655 million in fiscal 2000. Approximately $56 million of the decline was due primarily to closed, ceased or sold facilities (see "Results of Operation - Closed Facilities" paragraph above) which included closures at its Bridgeport, Coffeyville, Hilliard and Burton facilities ($41 million) in fiscal 2001 and its Pinewood and Harbor Dredging operations ($15 million) in fiscal 2000. Excluding closed facilities, Chemical Services fiscal 2001 revenues decreased $44 million compared to fiscal 2000 due primarily to: (i) waste streams brokered by Chemical Services for Branch Sales and Service and reported as revenue by Chemical Services in fiscal 2000 ($13 million) but disposed of directly by Branch Sales and Service in fiscal 2001; (ii) a 40% waste stream volume reduction at a Canadian landfill facility ($20 million) due to, among other things, lower event business, price increases and management of remaining permitted capacity against the new permit process; and (iii) other Chemical Services facilities, primarily service centers, experienced $11 million of net decreases. Included in the revenue items discussed above are intersegment revenues of approximately $49 million and $56 million for fiscal 2001 and 2000, respectively.

The Branch Sales and Service combined external and intersegment revenues in fiscal 2001, were approximately $1,020 million compared to approximately $999 million in fiscal 2000 due to revenue increases in the following lines of business: oil re-refining 12.6% ($17 million), industrial waste collection services 4.9% ($11 million), vacuum truck services 21.0% ($10 million) and integrated customer compliance services 43.8% ($6 million); which were somewhat offset by decreases in parts cleaner services 4.2% ($14 million), oil collection services 9.2% ($7 million) and $2 million of other net decreases in the remaining lines of business.

The increase in oil re-refining revenue was due to a shift to a higher priced product mix and higher crude oil prices. Selling prices in oil re-refining products have a high correlation to the price of crude oil. The higher crude oil prices also negatively impact revenue in oil collection services as competition for oil increases during times of high oil prices. The increase in industrial waste collection services revenue is the result of changes in waste routing which accelerated processing and reduced waste on hand, as well as, refinements to estimates of disposal cycle times. The increase in vacuum truck services revenue was due to improved marketing and sales efforts in that market. The increase in customer compliance services was a result of the Company's on-line service offering and an increased sales focus in this area. The decline in revenue from parts cleaner services reflects a continuing trend that the Company believes results from sales to a relatively mature and slow growth solvent-based parts cleaner market. Branch Sales and Service intersegment revenue is generated primarily by waste streams from Chemical Services processed by Branch Sales and Service recycling centers. Included in the revenue items discussed above are intersegment revenues of approximately $11 million and $12 million for fiscal 2001 and 2000, respectively.

OPERATING EXPENSES

Consolidated operating expenses in fiscal 2001 were approximately $1,212 million compared to $1,389 million in fiscal 2000 with the following decrease by business segment: Chemical Services decreased 23.2% ($134 million); Branch Sales and Service decreased 4.2% ($35 million); Corporate decreased 53.6% ($16 million); and intersegment expense decreased by approximately $8 million.

Chemical Services combined external and intersegment operating expenses were approximately $441 million (79.5% of revenues) in fiscal 2001 compared to $575 million (87.7% of revenues) in fiscal 2000. The decrease in operating expenses is due primarily to closed facilities, ceased operations and other expense reductions related to revenue declines. Excluding closed facilities, fiscal 2001 operating expenses decreased $59 million. Also excluding closed facilities, operating expenses as a percentage of revenues were 74.8% and 78.1% for fiscal 2001 and 2000, respectively.

Branch Sales and Service combined external and intersegment operating expenses were approximately $817 million (80.2% of revenues) in fiscal 2001 compared to $852 million (85.4% of revenues) in fiscal 2000. The relative improvement is due to the following: (i) fiscal 2000 included approximately $25 million of unusually large charges for amounts related to its parts cleaner service machines and the effect of increasing its reserve for obsolete inventory while fiscal 2001 includes approximately $7 million of such charges; (ii) disposal charges were down $13 million partially due to a shift towards lower cost external options; (iii) environmental charges were down $6 million due to charges for changes in estimates for environmental reserves in fiscal 2000; and
(iv) other cost decreases of $5 million. These improvements were somewhat offset by $7 million of higher utility costs in fiscal 2001 due to natural gas price increases.

Corporate operating expenses were approximately $14 million in fiscal 2001 compared to $30 million in fiscal 2000. The decrease is due primarily to the loss on the final sale of the Company's European operations and the charge for certain uncollectible accounts which were included in fiscal 2000 operating expense and did not recur in fiscal 2001.

DEPRECIATION AND AMORTIZATION EXPENSE

Consolidated depreciation and amortization expense was approximately $144 million and $170 million in fiscal 2001 and 2000, respectively. The decrease of $26 million was due primarily to the write-down of impaired assets in fiscal 2000 (see Note 17 of Notes to Consolidated Financial Statements).

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Consolidated selling, general and administrative expenses of approximately $274 million for 2001 were essentially unchanged compared to approximately $279 million in fiscal 2000. However, fiscal 2001 includes an increase of $48 million in professional fees relating to the investigation, restatement and audit of the fiscal 1997 through 1999 Consolidated Financial Statements and for the fiscal 2000 audit, as well as other items discussed in greater detail above. In fiscal 2001, the Company also recorded a charge of $14 million for uncollectible accounts, while fiscal 2000 included a charge of $74 million, a decrease of $60 million. The charge in fiscal 2000 was higher principally due to business system and integration difficulties, which began in fiscal 1999 and continued throughout fiscal 2000. Improvements have been made in accounts receivable due to expanded collection efforts and certain system and process changes, including cash application procedures. The Company is continuing to develop and implement strategies for further improvements.

IMPAIRMENT AND OTHER CHARGES

Impairment and other charges were approximately $53 million in fiscal 2001. As described above, the Company decided to cease operations at several locations during 2001, which resulted in a provision for early facility closures and post-closures of $45 million. The Company also recorded $8 million of net impairment charges primarily related to a wastewater treatment facility and the former headquarters of Old Safety-Kleen. The fiscal 2000 impairment charges of approximately $368 million (see Note 17 of Notes to Consolidated Financial Statements) were primarily related to the Debtors' Chapter 11 Cases in June 2000.

The components of fiscal 2001 impairment and other charges consist of the following ($ in millions):


                                                       CHEMICAL        BRANCH SALES
                                                       SERVICES         AND SERVICE          TOTAL
                                                       --------         -----------          -----
Provision for early facility closure:
     Bridgeport incinerator                               $34               $--               $34
     Coffeyville incinerator                                9                --                 9
     Hilliard wastewater treatment facility                 1                --                 1
     Burton transportation facility                         1                --                 1
                                                          ---               ---               ---

                                                           45                --                45

Asset impairment and other charges
                                                            1                 7                 8
                                                          ---               ---               ---
     Total                                                $46               $ 7               $53
                                                          ===               ===               ===


The components of fiscal 2000 impairment and other charges consist of the following ($ in millions):


                                                     CHEMICAL          BRANCH SALES
                                                     SERVICES           AND SERVICE         TOTAL
                                                    -----------        -------------      ---------

Service centers and landfills related to
  western operations                                    $118               $ --               $118
Other landfills and incinerators                         119                 --                119
Harbor facility - closed                                  22                 --                 22
Pinewood landfill                                         16                 --                 16
Former headquarters of Old Safety-Kleen                   --                 19                 19
Other facilities                                          74                 --                 74
                                                        ----               ----               ----
    Total                                               $349               $ 19               $368
                                                        ====               ====               ====

INTEREST EXPENSE, NET

Consolidated net interest expense was approximately $5 million and $142 million in fiscal 2001 and 2000, respectively. Fiscal 2001 interest expense principally represents the interest on the Canadian portion of the outstanding balance of the Company's Senior Credit Facility, (see Note 10 of Notes to Consolidated Financial Statements) for which the interest rate is based on the Canadian Prime or Canadian Bankers Acceptance, both being variable in nature. In accordance with SOP 90-7, contractual interest on the domestic pre-petition debt of $245 million in fiscal 2001 and $61 million in fiscal 2000 has not been accrued for in the accompanying Consolidated Financial Statements since the date of the Chapter 11 Cases. No interest payments have been made on either Canadian or domestic debt in fiscal 2001.

OTHER (EXPENSE) INCOME

Other expense in fiscal 2001 was approximately $1 million compared to other income of approximately $1 million in fiscal 2000.

DERIVATIVE (LOSSES) GAINS

The Company incurred a decline of approximately $1 million in the market value of a stock purchase warrant in fiscal 2001 compared to an approximate $1 million gain on unrelated derivative contracts in fiscal 2000.

EQUITY IN EARNINGS OF ASSOCIATED COMPANIES

On August 11, 2000, the Company completed the sale of its remaining 44% interest in its European operations. Accordingly, there was no earnings of associated companies in fiscal 2001 compared to approximately $2 million in fiscal 2000.

REORGANIZATION ITEMS

Consolidated reorganization items, as reported in the accompanying consolidated statements of operations, are comprised of income and expense items that were realized or incurred by the Debtors as a direct result of the Company's decision to reorganize under Chapter 11 (see Note 18 of Notes to Consolidated Financial Statements). Reorganization items were approximately $42 million in fiscal 2001 compared to $61 million in fiscal 2000. The change was due primarily to the write-off of $42 million in deferred financing costs related to pre-petition debt in fiscal 2000 partially offset by an increase in professional services directly related to the Chapter 11 Cases and accrued employee retention plan costs as approved by the Bankruptcy Court in fiscal 2001.

INCOME TAXES

At August 31, 2001, the Company had net operating loss carryforwards for U.S. federal income tax purposes of approximately $1.2 billion expiring in the years 2006 through 2021. The Company cannot currently conclude that it will likely realize all the benefits of these loss carryforwards and an appropriate valuation allowance has been established. The income tax provision reflects state and foreign taxes payable of approximately $15 million, plus other net deferred tax expenses of approximately $3 million. Implementation of a plan or plans of reorganization will likely reduce the availability of some or all of these net operating loss carryforwards.

EXTRAORDINARY ITEMS (EARLY EXTINGUISHMENT OF DEBT)

The Company, pursuant to Bankruptcy Court approval, has settled certain pre-petition trade accounts payable claims during fiscal 2001. Under the terms of these settlements, the Company paid certain vendors less than the amount recorded in the Company's financial records as being owed to the vendors as of the date of the Chapter 11 Cases. The Company has reported the resulting gain from the early extinguishment of this debt as an extraordinary item. The consolidated gains from these settlements amounted to approximately $6 million in fiscal 2001. No income tax provision or benefit with respect to these items is required.

                       FISCAL 2000 COMPARED TO FISCAL 1999

REVENUES

Consolidated revenues decreased $38 million to approximately $1,586 million in fiscal 2000 compared to $1,624 million in fiscal 1999, with the following increase or decrease by business segment: Chemical Services decreased 9.2% ($66 million); and Branch Sales and Service increased 4.5% ($44 million). Intersegment revenue and other revenue increased $16 million in fiscal 2000 compared to fiscal 1999.

Chemical Services combined external and intersegment revenues in fiscal 2000 were approximately $655 million compared to $721 million in fiscal 1999. This decline of approximately $66 million was mainly attributable to the following:
(i) approximately $20 million less revenue in fiscal 2000 from the curtailment of the Division's harbor dredging operations; (ii) approximately $20 million of lower landfill revenues, almost half of which is related to the Pinewood Facility which significantly reduced waste disposal while certain litigation is pending; (iii) approximately $18 million less revenue in fiscal 2000 due to curtailments in the operation of seven other transportation and specialty facilities; and (iv) approximately $8 million in other revenue reductions. Included in the revenue items above are intersegment revenues of $56 million and $50 million for fiscal 2000 and 1999, respectively.

Branch Sales and Service combined external and intersegment revenues in fiscal 2000 were approximately $999 million compared to $955 million in fiscal 1999. The Branch Sales and Service increase of approximately $44 million was primarily comprised of an increase in the Division's North American operations of $81 million partially offset by a decrease in its European operations of approximately $40 million (on December 23, 1998, the Company announced the recapitalization of its European operations resulting in the sale of 56% of the Company's equity interest in those operation (See equity in earnings of associated company below)) and other net increases of $3 million. The increase of $81 million for the North American operations is primarily due to increases in the oil collection, re-refining and automobile recovery business which benefited from (i) approximately $27 million of higher sales attributable to the acquisition of the First Recovery business on September 1, 1999 (the "First Recovery Acquisition"); (ii) approximately $37 million of higher revenue at its used oil re-refineries, resulting primarily from higher prices attributable to an increase in crude oil commodity pricing and from an increase in sales volumes from the East Chicago, Indiana site, which was temporarily idled during approximately six weeks of fiscal 1999 while it corrected a remediation issue; and (iii) approximately $17 million greater net revenue in certain other lines of business. Revenues from the parts cleaner services line of business declined, continuing a trend, which the Company believes results from sales to a relatively mature and slow growth solvent-based parts cleaner market. Revenues in other lines of business had relatively unchanged results. Included in the revenue items discussed above are intersegment revenues of $12 million and $1 million for fiscal 2000 and 1999, respectively.

OPERATING EXPENSES

Consolidated operating expenses were approximately $1,389 million in fiscal 2000 compared to $1,243 million in fiscal 1999 with the following increase by business segment: Chemical Services increased 4.4% ($24 million); Branch Sales and Service increased 18.0% ($129 million); and Corporate increased by 50.0% ($10 million) and intersegment expense increased by approximately $17 million.

Chemical Services combined external and intersegment operating expenses were approximately $575 million (87.7% of revenues) in fiscal 2000, compared to $551 million (76.4% of revenue) in fiscal 1999. Chemical Services operating expenses increased substantially as a percentage of revenue in fiscal 2000. This increase was largely due to (i) lower operating margins at the Pinewood Facility which accrued for all of its remaining site closure and post-closure cost targets in view of the assumption that there will probably not be significant additional waste disposal activity at the facility and (ii) lower margins at the harbor dredging operations as a result of declining revenues while many operating expenses continued.

Branch Sales and Service combined external and intersegment operating expenses were approximately $852 million (85.4% of revenues) in fiscal 2000 compared to $723 million (75.6% of revenues) in fiscal 1999 due to (i) approximately $25 million of charges related to its parts cleaner service machines and the effect of increasing its reserve for obsolete inventory; (ii) approximately $20 million of higher costs associated with the oil re-refinery business consistent with the higher commodity pricing and volumes discussed above; (iii) approximately $20 million of higher costs due to the First Recovery Acquisition; (iv) other increases such as disposal costs resulting from the requirement to use internal waste disposal facilities during part of fiscal 2000, even when lower-cost external options were available; (v) higher fuel and maintenance costs due to the age of the transportation fleet and increased fuel prices; and (vi) higher labor and fringe benefit costs. These increases were reduced by approximately $25 million related to the European operations, which were no longer consolidated in fiscal 2000.

Corporate operating expenses were approximately $30 million in fiscal 2000 compared to $20 million in fiscal 1999. These expenses consist primarily of taxes, (other than taxes on earnings), rental payments and other operating expenses.

DEPRECIATION AND AMORTIZATION EXPENSE

Consolidated depreciation and amortization expense increased in fiscal 2000 by approximately $9 million to $170 million compared to $161 million in fiscal 1999. The increase was primarily due to a change in the estimated lives in fiscal 2000 of parts cleaner service machines at customers in the Branch Sales and Service Division.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Consolidated selling, general and administrative expenses were approximately $279 million in fiscal 2000 compared to $202 million in fiscal 1999. This increase of $77 million resulted primarily from an increase in professional services fees and a $61 million increase in the provision for uncollectible accounts during fiscal 2000.

IMPAIRMENT AND OTHER CHARGES

The components of fiscal 2000 impairment and other charges consist of the following ($ in millions):


                                                                   CHEMICAL          BRANCH SALES
                                                                   SERVICES           AND SERVICE          TOTAL
                                                                   --------           -----------          -----
Service centers and landfills related to western operations           $118               $ --               $118
Other landfills and incinerators                                       119                 --                119
Harbor facility - closed                                                22                 --                 22
Pinewood landfill                                                       16                 --                 16
Former headquarters of Old Safety Kleen                                 --                 19                 19
Other facilities                                                        74                 --                 74
                                                                      ----               ----               ----
    Total                                                             $349               $ 19               $368
                                                                      ====               ====               ====

The components of fiscal 1999 impairment and other charges consist of the following ($ in millions):

                                                CHEMICAL       BRANCH SALES
                                                SERVICES        AND SERVICE         TOTAL
                                                --------        -----------         -----
Write-down of non-landfill permits               $ 9               $--               $ 9
Property, plant and  equipment                     2                --                 2
                                                 ---               ---               ---
   Total                                         $11               $--               $11
                                                 ===               ===               ===

The amounts shown as related to western operations pertain to facilities that are located in the western area of the United States. Their markets have been adversely affected by competitive conditions, including an oversupply of available services, which have limited the Company's ability to increase prices to recover increased costs, including those related to new environmental regulations.

Included in other landfills and incinerators is an incinerator constructed to burn contaminated soils. Although significant revenue resulted from unusual events in fiscal 1999 and 2000, the general level of demand for these services has and is expected to continue to decline. In addition, new environmental regulations are projected to significantly increase capital expenditures and operating costs in the future. Also included in other landfills and incinerators is a landfill which has been the primary disposal site for the soil burned at the Company owned incinerator. The projected declines in volumes generated at the incinerator are projected to have an adverse effect on volumes at the landfill.

As discussed in Note 14 of Notes to Consolidated Financial Statements, the Safety-Kleen (Pinewood), Inc. facility ("the Pinewood Facility") has been the subject of lengthy, complex and protracted legal proceedings. The Company recorded an impairment charge related to the Pinewood Facility in fiscal 1997 as a result of the projected effects of adverse legal developments in that year. On the basis of the additional adverse outcomes of these proceedings, the Company has concluded that it would be imprudent to assume that this facility will be able to generate any significant future revenue. Accordingly, an additional charge has been recorded for the impairment of the remaining net book value of fixed assets at the Pinewood Facility. Appropriate reserves for closure and post-closure costs at the Pinewood Facility have been fully provided and included in operating costs.

INTEREST EXPENSE, NET

Consolidated interest expense was approximately $142 million and $186 million in fiscal 2000 and 1999, respectively. Interest expense decreased primarily because contractual interest expense of approximately $61 million on pre-petition domestic funded debt attributable to the period from the date of the Debtors' Chapter 11 Cases to August 31, 2000, has not been accrued in the Consolidated Financial Statements in accordance with SOP 90-7. Prior to the date of the Debtors' Chapter 11 Cases, the additional borrowings incurred under the Senior Credit Facility needed to fund the Company's negative cash flow from operations through that date resulted in additional interest expense over fiscal 1999.

DERIVATIVE GAINS (LOSSES)

The net market value of certain derivative contracts used for trading purposes increased $1 million during fiscal 2000 compared to a decline of $6 million during fiscal 1999. There were no outstanding derivative contracts as of August 31, 2000.

EQUITY IN EARNINGS OF ASSOCIATED COMPANIES

On August 11, 2000, the Company completed the sale of its remaining 44% interest in its European operations. The Company received approximately $34 million in cash and, subject to contingencies, approximately $1 million in deferred payments. From these proceeds and the proceeds of the sale of the Company's Rosemount facility, approximately $19 million was paid to the Company's pre-petition lenders of the Senior Credit Facilities as an adequate protection payment related to the security interest in both of these assets held by such lenders. These payments are classified as a reduction in the "Liabilities Subject to Compromise" associated with these lenders in the Consolidated Financial Statements at August 31, 2000.

Equity in earnings of associated companies during fiscal 2000 primarily reflects the Company's share of the results of operations attributable to the Company's 44% interest in its European operations from September 1, 1999 to August 11, 2000, the date of sale of the Company's remaining interest.

On December 23, 1998, the Company announced the recapitalization of its European operations resulting in the sale of 56% of the Company's equity interest in those operations. Equity in associated companies during fiscal 1999 reflect the Company's share attributable to the Company's remaining 44% interest in the results of its European operations.

REORGANIZATION ITEMS

Consolidated reorganization items as reported in the accompanying consolidated statement of operations are comprised of income, expense and loss items that were realized or incurred by the Debtors as a direct result of the Company's decision to reorganize under Chapter 11 (see Note 18 of Notes to Consolidated Financial Statements). Reorganization items were as follows ($ in millions):

           Write-off of deferred financing costs related to pre-petition domestic borrowings            $ 42
           Professional fees directly related to the filings                                              15
           Losses on early termination of qualifying hedge contracts                                       3
           Other                                                                                           1
                                                                                                        ----
                                                                                                        $ 61
                                                                                                        ====

INCOME TAXES

At August 31, 2000, the Company had net operating loss carryforwards for U.S. federal income tax purposes of approximately $802 million expiring in the years 2006 through 2020. The Company cannot currently conclude that it will likely realize all the benefits of these loss carryforwards and an appropriate valuation allowance has been established. The income tax provision reflects state and foreign taxes payable of approximately $5 million, plus other net deferred tax expenses of approximately $8 million. Implementation of a plan or plans of reorganization will likely reduce the availability of some or all of these net operating loss carryforwards.

                   CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company considers critical accounting policies and estimates as matters that materially effect the Company's operating results and financial position, which require management's judgement and are inherently uncertain. The Company has determined that the following accounting policies and estimates are critical to the understanding of the Company's Consolidated Financial Statements:

BASIS OF PRESENTATION

The Company's Consolidated Financial Statements have been prepared on a going concern basis which contemplates continuity of operations, realization of assets, and payment of liabilities in the ordinary course of business and do not reflect adjustments that might result if the Debtors are unable to continue as a going concern. The Company's history of significant losses, deficit in stockholders' equity and the Debtors' Chapter 11 Cases, as well as issues related to compliance with debt covenants and financial assurance requirements raise substantial doubt about the Company's ability to continue as a going concern. Continuing as a going concern is dependent upon, among other things, the Debtors' formulation of a plan or plans of reorganization, the success of future business operations, and the generation of sufficient cash from operations and financing sources to meet the Company's obligations. The Consolidated Financial Statements do not reflect: (i) the realizable value of assets on a liquidation basis or their availability to satisfy liabilities; (ii) aggregate pre-petition liability amounts that may be allowed for unrecorded claims or contingencies, or their status or priority; (iii) the effect of any changes to the Debtors' capital structure or in the Debtors' business operations as the result of an approved plan or plans of reorganization; or (iv) adjustments to the carrying value of assets (including goodwill and other intangibles) or liability amounts that may be necessary as the result of actions by the Bankruptcy Court.

The Company's Consolidated Financial Statements as of and for the fiscal years ended August 31, 2001 and 2000 have been presented in conformity with SOP 90-7. This statement requires, among other things, a segregation of liabilities subject to compromise by the Bankruptcy Court as of the bankruptcy filing date and identification of all transactions and events that are directly associated with the reorganization of the Company. In recording liabilities subject to compromise, the Company must make certain estimates relating to the amounts it expects to eventually pay to settle certain liabilities. The actual amounts required to settle these claims could significantly differ from the amounts currently recorded.

LANDFILL ACCOUNTING AND ENVIRONMENTAL LIABILITIES

The Company has material financial commitments for the costs associated with (i) the final closure and post-closure activities at its landfill facilities and
(ii) remedial liabilities at sites that it owns or operates and at sites to which it has transported or disposed of waste, including 55 Superfund sites as of February 28, 2002. Estimates for the costs of these activities are developed by the Company's engineers, accountants and external consultants. These estimates are based on an evaluation of site specific facts and circumstances, including the Company's interpretation of current regulatory requirements and proposed regulatory changes, as well as its estimate of its participation level. These estimates are subject to change due to various circumstances including, but not limited to, (i) permit modifications; (ii) changes in legislation or regulations; (iii) technological changes; and (iv) results of environmental studies. The Company's extensive experience in the environmental services business, as well as its involvement with a large number of sites, provides a reasonable basis for estimating its aggregate liability. The Company believes that a significant change to the cost estimates used in determining its environmental liabilities could have a material impact on the Consolidated Financial Statements.

Landfill capacity, which is the basis for the amortization of site costs and for the accrual of final closure and post-closure obligations, represents total airspace that management believes is probable of ultimately being permitted based on established criteria. The Company applies a comprehensive set of criteria for evaluating the probability of obtaining a permit for future expansion airspace at existing sites, which provides management a sufficient basis to evaluate the likelihood of success of unpermitted expansions. Remaining landfill capacity divided by annual usage estimates is used to calculate estimated remaining site lives. Changes in estimates of remaining landfill site lives, as well as, inflation and discount rate assumptions used to record the landfill closure and post-closure liabilities, could also have a material impact on the Consolidated Financial Statements.

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 will require, upon adoption, that the Company recognize as a component of asset cost, the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. Under this statement, the liability is discounted and accretion expense is recognized using the credit-adjusted risk-free interest rate in effect when the liability was initially recognized. SFAS No. 143 is effective for Consolidated Financial Statements issued for fiscal years beginning after June 15, 2002. The Company will be required to adopt SFAS No. 143 at the earlier of its emergence from bankruptcy or September 1, 2002. The Company is currently in the process of evaluating the impact of SFAS No. 143; however, the adoption of this standard is expected to result in the recognition of additional assets and liabilities, and may result in a significant charge to operations in the period of adoption.

ASSET IMPAIRMENTS OTHER THAN GOODWILL

The Company periodically evaluates whether events and circumstances have occurred that indicate that the remaining useful life of any of its tangible and intangible long-lived assets (other than goodwill) may warrant revision or that the remaining balance might not be recoverable.

When factors indicate that the tangible and intangible assets should be evaluated for possible impairment, the Company uses an estimate of the future undiscounted cash flows generated by the underlying assets to determine if an impairment is indicated. As required by SFAS No. 121, the asset balances used in this test include an allocation of any goodwill which was recorded in connection with their acquisition. If an impairment is indicated by this test, the Company adjusts the book value of the allocated goodwill, if any, and then the book value of the impaired long-lived assets to their estimated fair values and records a provision for impairment in the income statement. The Company believes that a significant change to the estimates of undiscounted cash flows could have a material adverse impact on the Consolidated Financial Statements.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business (as previously defined in that opinion). SFAS No. 144 is effective for Consolidated Financial Statements issued for fiscal years beginning after December 15, 2001. The Company will be required to adopt SFAS No. 144 at the earlier of its emergence from bankruptcy or September 1, 2002. In addition, the statement (i) changes the criteria for classifying an asset as held-for-sale; and (ii) broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing operating losses on such operations prior to their discontinuance. The Company is currently in the process of evaluating the potential impact that the adoption of SFAS No. 144 will have on its consolidated financial position and results of operations.

BUSINESS COMBINATIONS AND GOODWILL

Goodwill resulting from business combinations accounted for as purchases is tested for impairment using undiscounted estimated future cash flows, excluding interest, when facts and circumstances indicate that an impairment may have occurred. The Company believes that the Chapter 11 Cases and the events that led up to it meet this criteria. As discussed above, a portion of goodwill may also be tested as part of an impairment test of related long-lived assets.

In July 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. SFAS No. 141 also specifies criteria for intangible assets acquired in a business combination to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of the statement. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company is required to adopt the provisions of SFAS No. 141 immediately for new transactions and SFAS No. 142 at the earlier of its emergence from bankruptcy or September 1, 2002. Early adoption of SFAS No. 142 is permitted.

The Company's existing goodwill and intangible assets will continue to be amortized prior to the adoption of SFAS No. 142. Upon adoption of SFAS No. 142, the Company must evaluate its existing intangible assets and goodwill. The Company will be required to reassess the useful lives and residual values of all recorded intangible assets, and make any necessary amortization period adjustments by the end of the second fiscal quarter following adoption. Additionally, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 by the end of the second fiscal quarter following adoption. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle.

As of September 1, 2002, the Company expects to have unamortized goodwill of approximately $1.2 billion ($96 million related to Chemical Services Division and $1.1 billion related to the Branch Sales and Service Division), which will be subject to the transition provisions of SFAS No. 142. Amortization expense related to goodwill and other intangible assets was $71 million, $73 million and $74 million for each of the three years ended August 31, 2001, 2000 and 1999, respectively. The Company believes it will likely incur a significant write-down in the value of its intangible assets at the earlier of its emergence from bankruptcy, as provided by SOP 90-7, or the adoption of SFAS No. 142.

LITIGATION CONTINGENCIES

Legal proceedings covering a wide range of matters are pending or threatened in the United States and foreign jurisdictions against the Company and/or former and/or current officers, directors and employees. Various types of claims are raised in these proceedings, including shareholder class action and derivative lawsuits, product liability, environmental, antitrust, tax, and breach of contract. Management consults with legal counsel in estimating reserves and developing estimates of ranges of potential loss.

The Company has claims where management has assessed that an unfavorable outcome is probable. As of August 31, 2001, the aggregate estimated potential loss on these claims range from approximately $19 million to approximately $71 million and the Company has recorded reserves of approximately $26 million, including $19 million subject to compromise, representing its best estimate of losses to be incurred.

Additionally, the Company has substantial claims where management has assessed that an unfavorable outcome is probable or, at least, reasonably possible and which, if incurred, may have a material adverse effect on the Company's financial condition. The Company, however, has not recorded reserves related to these claims as management believes the potential loss is not currently estimable.

The actual outcomes from these claims could differ from these estimates. These estimates do not include the impact, if any, that the Debtors' bankruptcy proceedings may have on the treatment of these claims.

REVENUE RECOGNITION

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Consolidated Financial Statements." SAB No. 101 requires that four basic criteria must be met before revenue can be recognized: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services rendered; (iii) the fee is fixed and determinable; and (iv) collectibility is reasonably assured.

The Company recognizes revenue upon disposal for its waste collection and disposal activities, and over the applicable service intervals for its parts cleaner and related businesses. Consulting and oil collection services revenue is recognized when services are performed. Revenue from product sales is recognized upon delivery to the customers. Unearned revenue has been recorded for services billed but not earned in the accompanying consolidated balance sheets. Direct costs associated with the handling and transportation of waste prior to disposal and other variable direct costs associated with the Company's parts cleaner and related businesses are capitalized as a component of other current assets in the accompanying consolidated balance sheets and expensed when the related revenue is recognized. Deferral periods related to unearned revenue and the related direct costs typically range from one to six months. Although changes in the volume of activity would create changes in recognized revenues, the generally short time interval required to earn revenue decreases the impact of such variations.

SAFETY-KLEEN (PINEWOOD), INC.

As further discussed in Note 14 of Notes to Consolidated Financial Statements, by an order from the South Carolina Department of Health and Environmental Control dated May 19, 1994, the Company was ordered to establish and maintain an environmental impairment fund ("EIF") in the amount of $133 million in 1994 dollars ($151 million in 2001 dollars) by July 1, 2004, as financial assurance for potential environmental clean up and potential restoration of environmental impairment at the Safety-Kleen (Pinewood), Inc. facility ("the Pinewood Facility"). The EIF has two components: (i) the GSX Contribution Fund, which was to be funded by Safety-Kleen (Pinewood), Inc. in annual cash payments over a ten year period; and (ii) the State Permitted Sites Fund, a legislatively created fund derived from fees on waste disposal at the Pinewood Facility. Under the Order, at the end of the 100-year post-closure care period, funding of the GSX Contribution Fund will be subject to evaluation by an independent arbitrator, who will determine what level of funding, if any, is still required. The Company is entitled to seek recovery of any excess amount so determined. Upon termination of the GSX Contribution Fund, any remaining trust assets would revert to Safety-Kleen (Pinewood), Inc. As of August 31, 2001, there was approximately $20 million in the GSX Contribution Fund and approximately $15 million in the State Permitted Sites Fund. Subject to the automatic stay provisions of the Debtors' Chapter 11 Cases, the Company would be required to fund, in 2001 dollars, approximately $110 million and $6 million to the GSX Contribution Fund in fiscal 2002 and 2003, respectively, to comply with financial assurance provisions of the Order.

The Company has recorded a restricted asset of $20 million related to the GSX Contribution Fund. Additionally, the $15 million in the State Permitted Sites Fund is not considered an asset of the Company. The obligation to contribute the remaining $116 million to the GSX Contribution Fund has been treated as a commitment to restrict additional assets and no liability related to the obligation has been recorded in the Consolidated Financial Statements.

                         LIQUIDITY AND CAPITAL RESOURCES

BANKRUPTCY

The matters described under this caption "Liquidity and Capital Resources", to the extent that they relate to future events or expectations, may be significantly affected by the Chapter 11 proceedings. These proceedings will involve, or result in, (i) various restrictions on the Company's activities;
(ii) limitations on financing; (iii) the need to obtain Bankruptcy Court approval for various matters; (iv) uncertainty as to relationships with vendors, suppliers, customers and others with whom the Company may conduct or seek to conduct business; and (v) uncertainty as to the sale of the Company's Chemical Services Division.

CASH AND CASH EQUIVALENTS

The Company's primary sources of liquidity are cash flows from operations, existing cash, proceeds from the sale of non-core assets and businesses and the Second DIP Facility (as hereinafter defined).

As of August 31, 2001, cash and cash equivalents at the Company's domestic and Canadian facilities was approximately $75 million and $41 million, respectively. As of January 31, 2002, cash and cash equivalents at the Company's domestic and Canadian facilities was approximately $61 million and $27 million, respectively. The Company's ability to utilize the cash at the Canadian facilities for domestic operating, capital expenditure, financial assurance and environmental liability requirements is limited as a result of the bankrupt status of the Debtors, the requirements of the Senior Credit Facility, and tax consequences.

As of March 3, 2002, no amounts had been drawn on the First DIP Facility (as hereinafter defined) and approximately $75 million of letters of credit had been issued. In addition, the Company had approximately $9 million of additional availability under the First DIP Facility as of that date. The Company is using its existing cash and cash from operations to meet its operating, capital expenditure, financial assurance and environmental liability requirements.

CASH FLOWS FROM OPERATING ACTIVITIES

The Company generated approximately $100 million from operations during fiscal 2001 compared to cash used in operations of $59 million in fiscal 2000. This increase is attributed primarily to (i) improvements in accounts receivable collections; (ii) the timing of payments on certain accrued liabilities such as professional fees, payroll and related costs, property taxes and other operating items; and (iii) continued suspension of interest payments on pre-petition and Canadian debt.

Consolidated net cash flow from operations subsequent to August 31, 2001 (i) will need to accommodate substantially increased costs to replace certain financial assurance programs; (ii) will need to fund the payment of the accrued liabilities noted above as they become due; (iii) could be affected by the potential loss of "event-based" business in the Chemical Services Division; and
(iv) will need to fund the cash requirements for the deactivation and closure of certain facilities.

CASH FLOWS FROM INVESTING ACTIVITIES

The Company operates in an industry that requires a high level of capital investment. The Company's capital investment requirements primarily relate to
(i) trucks and other vehicles; (ii) parts cleaner service machines placed at customer locations; (iii) computer related technology; (iv) equipment at waste collection and disposal facilities; and (v) construction and expansion of its landfill sites. Capital expenditures in fiscal 2001 totaled $71 million. During fiscal 2001, the Company deferred certain non-essential capital expenditures and expects to continue to defer capital spending in fiscal 2002. However, in fiscal 2003 and beyond, the Company expects capital expenditure requirements to significantly increase over the spending levels of fiscal 2002, primarily due to a return to more normal operating requirements and the need to comply with new regulatory requirements for incinerators. In addition, the Company expects to upgrade certain of the Company's Branch Sales and Service transportation fleet and oil re-refining facilities in fiscal 2002 and beyond.

CASH FLOWS FROM FINANCING ACTIVITIES

The change in net cash flow from financing activities has decreased due to payments on the Company's industrial revenue bonds, the Debtors' Chapter 11 Cases and the Company's default on the Canadian debt. The Company has been able to meet current liquidity needs with cash provided by operating activities and letters of credit issued under the First DIP Facility. As of August 31, 2001, no amounts had been borrowed against the First DIP Facility and approximately $48 million of letters of credit had been issued.

CONTRACTUAL COMMITMENTS AND COMMERCIAL OBLIGATIONS

As described more fully in Notes 10, 11 and 14 of the Notes to Consolidated Financial Statements and Item 7A, at August 31, 2001, the Company had certain cash obligations associated with contractual commitments and commercial obligations. Based on original contractual terms, these commitments and obligations are due as follows ($ in millions):

                                                    CONTRACTUAL COMMITMENTS


                                                              LESS THAN 1
                                                    TOTAL         YEAR        1 - 3 YEARS     4 - 5 YEARS   AFTER 5 YEARS
                                                   ------     -----------     -----------     -----------   -------------
Subject to compromise:
---------------------
Long-term debt (variable rate)(1)                  $1,538        $1,538           $ --           $ --           $ --
Long-term debt (fixed rate)(1)                        634           634             --             --             --
Accrued interest                                       67            67             --             --             --
Derivative contracts                                   69            69             --             --             --
Environmental liabilities                              11             2              8              1             --
Pinewood-EIF funding                                  116           110              6             --             --
Other                                                   5             5             --             --             --
                                                   ------        ------           ----           ----           ----
Subtotal contractual commitments
   subject to compromise                            2,440         2,425             14              1             --


Not subject to compromise:
-------------------------
Current portion of long-term debt (variable            62            62             --             --             --
rate)
Environmental liabilities(2)                          596            41             94             45            416
Operating leases                                      112            37             41             21             13
Unconditional purchase obligations                    171            48             80             43             --
Other                                                  33            19             14             --             --
                                                   ------        ------           ----           ----           ----
Subtotal contractual commitments
   not subject to compromise                          974           207            229            109            429
                                                   ------        ------           ----           ----           ----
Total contractual cash obligations                 $3,414        $2,632           $243           $110           $429
                                                   ======        ======           ====           ====           ====


                                                  OTHER COMMERCIAL COMMITMENTS

                                                            LESS THAN 1
                                                     TOTAL       YEAR       1 - 3 YEARS     4 - 5 YEARS    AFTER 5 YEARS
                                                    ------  -----------     -----------     -----------    -------------
First DIP Facility letters of credit                  $ 48      $ 48         $       --     $       --        $     --
Letters of credit(3)                                    92        92                 --             --              --
Guarantees(3)
                                                         6         6                 --             --              --
                                                      ----      ----         ----------     ----------        --------
Total commercial commitments                          $146      $146         $       --     $       --        $     --
                                                      ====      ====         ==========     ==========        ========

(1) All fixed and variable rate long-term debt subject to compromise are classified above as "Less than 1 year" due to default provisions. Amounts subject to compromise may be subject to future adjustments and settled at amounts substantially less than contract values. See Notes 10 and 11 of the Notes to Consolidated Financial Statements.

(2) Anticipated payments of environmental liabilities (based on current estimated costs) and anticipated timing of necessary regulatory approvals to commence work of closure, post-closure and remediation activities are presented on a consolidated basis. Certain environmental liabilities are discounted in the consolidated balance sheet primarily for certain of the Company's landfill related reserves. See Notes 3 and 9 of the Notes to Consolidated Financial Statements.

(3)      Subject to compromise.


Contractual commitments and other commercial commitments included as subject to compromise may be settled in amounts and terms that differ from the above schedule. Settlements and maturities are dependent on a plan or plans of reorganization to be filed with the Bankruptcy Court (see "Factors That May Affect Future Results - Uncertainties Relating to Bankruptcy Proceedings"). Other commercial commitments are contingent obligations of the Company.

EBITDA ANALYSIS

Management evaluates the Company's performance using several factors, of which the primary financial measure is operating (loss) income before depreciation and amortization and impairment and other charges ("EBITDA") (see Note 25 of Notes to Consolidated Financial Statements). In addition, the Company uses Adjusted EBITDA, which is calculated by adding back to EBITDA certain other non-cash charges which management believes are similar to depreciation and amortization. This Adjusted EBITDA measure is used by the Company to plan for its environmental, capital expenditure and other requirements. Further adjustments are made for significant items that, in management's opinion, are unusual and affect the applicable period.

A summary of annual EBITDA reflecting management adjustments is as follows (in thousands):

                                                                YEAR ENDED AUGUST 31,
                                                      ----------------------------------------
                                                         2001            2000           1999
                                                      ---------       ---------       --------

Operating (loss) income                               $(168,336)      $(620,170)      $  6,876

Add:
    Depreciation and amortization                       143,710         169,902        161,314
    Impairment and other charges                         52,884         367,793         11,287
                                                      ---------       ---------       --------

EBITDA                                                $  28,258       $ (82,475)      $179,477

Loss on disposal of equipment (non-cash)                  2,910          43,813         27,921

                                                      ---------       ---------       --------

Adjusted EBITDA                                       $  31,168       $ (38,662)      $207,398

Unusual items:
   Accounting, legal, consulting and other costs         55,342           7,400             --
                                                      ---------       ---------       --------

Adjusted EBITDA after unusual items                   $  86,510       $ (31,262)      $207,398
                                                      =========       =========       ========

Capital expenditures were $71 million, $53 million and $72 million in fiscal 2001, 2000 and 1999, respectively. Environmental spending totaled $23 million in fiscal 2001. Due to the accounting issues surrounding the restatement of the Company's Consolidated Financial Statements in the fiscal 2000 10-K/A, the Company is unable to determine the environmental cash spending amounts for fiscal 2000 and 1999. In reaching this conclusion, the Company has considered
(i) the significant volume of transactions involved; (ii) the risk that other environmental related cash expenditures could have been incurred but recorded in other accounts; and (iii) the lack of historical systems and controls which provided for the tracking and administering of all of the costs by one department.

In determining Adjusted EBITDA, the Company also normally adds back any non-cash provision for environmental liabilities. Due to the accounting issues surrounding the restatement of the Company's Consolidated Financial Statements in the fiscal 2000 10-K/A, the Company is unable to determine the provision for environmental liabilities (non-cash) amounts for fiscal 2000 and 1999. Accordingly, the amount for fiscal 2001 of $35 million has not been reflected in the calculation of Adjusted EBITDA above.

DIP FACILITY

On July 19, 2000, the Bankruptcy Court granted final approval of a one-year $100 million Revolving Credit Agreement underwritten by Toronto Dominion (Texas), Inc. as general administrative agent and CIT Group/Business Credit, Inc. as collateral agent (the "First DIP Facility") with an aggregate sublimit for letters of credit of $35 million. The actual amount available under the First DIP Facility was subject to a borrowing base computation. The First DIP Facility was amended on eleven occasions through March 15, 2002, which amendments have, among other things, extended the maturity date, increased the aggregate limit for letters of credit to $95 million, increased the sublimits for letters of credit for certain uses and waived the Debtors' non-compliance with certain affirmative covenants under the First DIP Facility.

On March 20, 2002, the Bankruptcy Court approved a $200 million Second Amended and Restated Debtor-in-Possession Credit Facility (the "Second DIP Facility"). The Second DIP Facility extends the maturity date of the First DIP Facility until the earlier of March 22, 2003, or the effective date of a plan or plans of reorganization. In addition, it reduces the aggregate amount of borrowings available from $100 million to $75 million, which continues to be subject to borrowing base limitations ("Tranche A"). The Second DIP Facility also creates a new tranche under the credit facility in the amount of $125 million ("Tranche B"). Tranche B is available for cash borrowings and letters of credit, and has the same maturity date as Tranche A.

Proceeds from Tranche A or Tranche B may be used for general corporate purposes. Tranche A is available for letters of credit or cash borrowings, with a sub-limit of $45 million available for environmental letters of credit. The letter of credit sub-limit under Tranche B is $50 million, and there is a further sub-limit of $40 million available for environmental letters of credit, including the replacement of certain existing cash collateral pledged to support financial assurance with respect to certain facilities.

Tranche A letters of credit are priced at 3% per annum (plus a fronting fee of 0.25% to the Agent) on the outstanding face amount of each letter of credit. In addition, the Debtors pay a commitment fee of 0.50% per annum on the unused amount of Tranche A, payable monthly in arrears. Tranche B letters of credit are priced at 12% per annum (plus a fronting fee of 0.25% to the Agent) on the outstanding face amount of each letter of credit, payable monthly in arrears. In addition, the Debtors pay a commitment fee of 2.5% on the unused amount of Tranche B letters of credit.

Interest charged for cash borrowings under Tranche A is the greater of Prime Rate plus 1% per annum and the Fed Funds Rate plus 0.5% per annum, or LIBOR plus 3% per annum, depending on the nature of the borrowings. Interest charged for cash borrowings under Tranche B is the greater of Prime Rate plus an applicable margin of 7.25%, or 12% per annum. Beginning September 1, 2002, the applicable margin on Tranche B cash borrowings increases monthly by 0.5% per annum. The Debtors are also required to pay as additional interest, paid in kind, a fee equal to 3% of the average daily outstanding Tranche B cash borrowings, compounded and accrued monthly, and fully payable upon the termination of the Second DIP Facility, provided that, if the termination does not occur prior to September 1, 2002, the amount of such fee increases each month by 1% per annum. The commitment fee on Tranche B is calculated at a rate equal to 4% per annum on the average daily unused cash portion of Tranche B, payable monthly in arrears. In addition, the Debtors are required to pay an extension fee on the Tranche B commitments, payable as follows, if the Second DIP Facility remains outstanding at such dates: 1.2% on September 1, 2002; 1.2% on December 1, 2002 and 1.2% on March 22, 2003.

On the closing date, March 22, 2002, the Debtors were required to establish a $5 million interest escrow account. Tranche A and Tranche B fees and interest will be paid from this account. On the earlier of depletion of the escrowed funds or six months after the closing date of the Second DIP Facility, additional funds must be deposited in the escrow account in order to assure that $5 million will be escrowed for this same purpose.

In the event of the sale of the Company's Chemical Services Division, the net proceeds, after reserves for certain selling expenses, interest and fees on the Second DIP facility, shall be applied to prepay the Tranche B loans and the availability under Tranche B will be reduced by $17 million. Net proceeds of certain other asset sales, after reserves for certain selling expenses, interest and fees on the Second DIP facility, are to be used to repay Tranche A and then Tranche B.

The Second DIP Facility benefits from superpriority claim status as provided for under the Bankruptcy Code. Under the Bankruptcy Code, a superpriority claim is senior to unsecured pre-petition claims and all other administrative expenses incurred in a Chapter 11 case. As security, the Second DIP Facility lenders were granted certain priority, perfected liens on certain of the Debtors' assets. Pursuant to the final order approving the Second DIP Facility, such liens are not subordinate to or pari passu with any other lien or security interest (other than (a) liens for certain administrative expenses and (b) liens in favor of Safety-Kleen's Chief Executive Officer).

As of March 22, 2002, no cash borrowings have been made under the First DIP Facility (as amended, the Tranche A facility) and approximately $75 million of letters of credit have been issued. As of March 22, 2002, no cash borrowings have been made under the Tranche B facility and no amounts have been issued for letters of credit. The Debtors are jointly and severally liable under the Second DIP Facility.

FINANCIAL ASSURANCE MATTERS

As described in greater detail in Note 14 of Notes to Consolidated Financial Statements, on August 7, 2001, the Company obtained the collateral necessary to enable it to replace Frontier Insurance Company ("Frontier") surety bonds at approximately 114 facilities, pursuant to Bankruptcy Court approval obtained on July 11, 2001. The replacement at these facilities will occur upon state acceptance of the replacement coverage. Several states have approved the replacement insurance policies, which Indian Harbor Insurance Company has issued, and in those states the Company now has financial assurance coverage that complies with applicable law. The Company expects the remaining affected states and the EPA to approve the Indian Harbor policies in the near future. On or about November 5, 2001 and December 31, 2001, the Company provided the collateral necessary to enable it to replace Frontier surety bonds at additional facilities, pursuant to Bankruptcy Court approval obtained on November 5, 2001.

As of January 1, 2002, the Company was in a position to provide replacement financial assurance coverage at all but approximately 18 inactive facilities (actual replacement is dependent upon acceptance by regulators of the replacement policies). There is no guarantee that the Company will be able to provide the required financial assurances at these inactive facilities.

The Company understands that, on August 27, 2001, Frontier entered a rehabilitation proceeding that the New York Superintendent of Insurance will administer pursuant to New York law. The Company further understands that in such a proceeding, the Superintendent takes possession of the property of Frontier and conducts its business. Because Frontier continues to provide substantial amounts of financial assurance coverage at various facilities that the Company owns and operates, the Company is investigating the extent to which, if at all, the New York rehabilitation proceeding will impact the rights of the Company or the states or the EPA with respect to these financial assurance surety bonds. The Company has not been notified of any change in the validity of such bonds.

The Company is currently subject to a Consent Agreement and Final Order with the EPA (and similar agreements in certain other states) requiring the replacement of Frontier at its facilities. The Company is in a position to replace Frontier at all its active facilities, subject to approval by state and/or federal regulators of the replacement policies. The current EPA deadline for the replacement of Frontier at inactive facilities in the Branch Sales and Service Division is March 31, 2002. The deadline for replacement of Frontier at inactive facilities in the Chemical Services Division is July 31, 2002. Most, but not all, states are likely to accept this July 31, 2002 deadline. There can be no assurance that the Company will be able to complete its replacement of Frontier on a schedule acceptable to the EPA and the states. If it does not, the Company could be assessed additional penalties.

                       INFLATION AND COMMODITY PRICE RISKS

During the periods presented herein, the Company's business has not been and is not expected to be significantly affected by inflation in the near future.

The Company operates a large fleet of vehicles in order to transport products and waste streams. The Company also purchases petroleum and petroleum waste products for processing in its oil re-refining operations. As a result, the Company is exposed to fluctuations in both revenues and expenses as a result of potential changes in the price of petroleum products. The Company believes that its oil business creates a partial hedge against the risk of increased fuel expense that might result from an increase in petroleum prices. While the Company does not use derivative contracts to hedge its petroleum price risk, it does enter into volume discount arrangements to purchase fuel for its fleet and natural gas for certain of its re-refineries.

                     FACTORS THAT MAY AFFECT FUTURE RESULTS

The provisions of the Private Securities Litigation Reform Act of 1995 (the "Act") provide companies with a "safe harbor" when making forward-looking statements. This "safe harbor" encourages companies to provide prospective information about their companies without fear of litigation. The Company wishes to take advantage of the "safe harbor" provisions of the Act and is including this section in its Annual Report on Form 10-K/A in order to do so. Statements that are not historical facts, including statements about management's expectations in fiscal 2002 and beyond, are forward-looking statements and involve various risks and uncertainties. Factors that could cause the Company's actual results to differ materially from management's projections, forecasts, estimates and expectations include, but are not limited to, the following:

BUSINESS AND MARKET RISKS

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

PROFIT IMPROVEMENT INITIATIVES

The Company has embarked on several initiatives to improve profitability in the future. In fiscal 2002, the Company began to institute a new pricing structure, as well as a modified compensation structure to better reward exceptional performance. The Company continues to evaluate and implement other profit improvements such as improved route logistics and energy cost savings arrangements. The Company anticipates a significant cost savings from reductions in headcount. Since September 1, 2001, the Company has reduced its headcount by over 1,000 employees through planned reductions and normal attrition. In fiscal 2002, the Company intends to begin to upgrade its information technology systems through the implementation of an enterprise resource planning system and hand held electronic devices in the field operations. While the Company believes these initiatives will increase revenue, reduce costs and improve operating efficiencies, there can be no guarantee such results will be achieved. In addition, the new technology and system upgrades may initially cause problems that could adversely affect the Company's operations or financial systems until resolved.

The Company has retained a consulting firm to evaluate the Company's current operations and recommend business options for the Company following the Debtors' confirmation of a plan or plans of reorganization. The Company is uncertain as to each business option that may be recommended by the consulting firm and what steps, if any, the Company may take as a result of such recommendations.

UNCERTAINTIES RELATING TO THE COMPANY'S INTERNAL CONTROLS

Management has identified numerous critical issues which may require resolution prior to the Company's emergence from its reorganization proceedings. The Company has identified material deficiencies in many of its financial systems, processes and related internal controls and has commenced efforts to correct these conditions. During October 2000, Arthur Andersen LLP reported to the Audit Committee of the Board of Directors that the Company had material weaknesses in its internal controls and that these conditions would be considered in determining the nature, timing and extent of their audit tests for fiscal years 1997 through 2000. During September 2001, Arthur Andersen LLP reported to the Audit Committee that the identified material weaknesses continued to exist and would again be considered in determining the nature, timing and extent of their audit tests for fiscal year 2001.

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

The Company contracted with outside accountants, including those from Arthur Andersen LLP, who provided significant hours of work to assist the Company's corporate and field accounting personnel with the analysis and financial reporting support necessary to prepare the Company's Consolidated Financial Statements for fiscal year 2000 and the quarterly and annual Consolidated Financial Statements for fiscal 2001. The Company has been taking steps to develop a comprehensive program that, over time, will establish a satisfactory system of internal controls and a timely and reliable financial reporting process. As part of this program, a comprehensive review has begun of the process-flow and related controls surrounding all major transaction cycles starting with the transaction's origination at both field and corporate locations. The Company identified and implemented accounting policies that conform to generally accepted accounting principles for use in its financial reporting. In addition, the program contemplates the development and implementation of the required internal policies and processes regarding all major general ledger accounts and related internal controls. The Company has engaged Jefferson Wells International to assist the Company's internal auditors and to provide assistance in developing, evaluating, and implementing process improvement recommendations. Arthur Andersen LLP also continues to assist the Company in its efforts to correct the identified internal control deficiencies. An evaluation of the Company's system needs, including, among other things, those related to its general ledger and financial reporting, is in progress and in January 2002 the Company began negotiations with a third party consultant to assist with the design and implementation of new operational and financial information systems.

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

UNCERTAINTIES RELATING TO BANKRUPTCY PROCEEDINGS

The Company believes that its revenue since the date of the Chapter 11 filings is being adversely impacted by the Chapter 11 Cases, particularly with respect to "event-based" business in the Chemical Services Division. The Company's future results are dependent upon the Company's successfully confirming and implementing a plan or plans of reorganization. The Company has not yet submitted a plan or plans of reorganization to the Bankruptcy Court for approval and cannot make any assurance that it will be able to obtain such approval in a timely manner. Failure to obtain this approval in a timely manner could adversely affect the Company's operating results, its ability to obtain financing to fund its operations and its relations with its customers. Furthermore, the Company cannot predict the ultimate amount of all settlement terms for the liabilities of the Company that will be subject to compromise under a plan or plans of reorganization.

As of August 31, 2001, proofs of claim in the approximate amount of $174 billion have been filed against the Debtors by, among others, secured creditors, unsecured creditors and security holders. The Company is in the process of reviewing the proofs of claim and once this process is complete, will file appropriate objections to the claims in the Bankruptcy Court. As of August 31, 2001, the Company believes it has identified approximately $171 billion of such claims that are duplicative or without merit. The Company believes that the amount of these claims that are in excess of the $2.5 billion recorded as "Liabilities subject to compromise" in the accompanying Consolidated Financial Statements as of August 31, 2001 are: (i) duplicative or without merit; (ii) do not meet the criteria to be recorded as a liability under generally accepted accounting principles; and (iii) will not have a material effect on the Consolidated Financial Statements, but there can be no assurance that the Company is correct and these claims may have a material effect on the Consolidated Financial Statements.

Once a plan or plans of reorganization is approved and implemented, the Company's operating results may be adversely affected by the possible reluctance of prospective lenders and customers to do business with a company that recently emerged from bankruptcy proceedings.

On February 22, 2002, the Company entered into a definitive agreement with Clean Harbors, Inc. ("Clean Harbors") to sell its Chemical Services Division, excluding the Company's landfill in Pinewood, S.C. Pursuant to the terms of the agreement, Clean Harbors would purchase the Chemical Services Division's net assets from the Company for $46 million in cash, subject to defined working capital adjustments, and the assumption of certain liabilities, which includes environmental liabilities valued at approximately $265 million as of August 31, 2001. The book value of the net assets to be disposed, net of the liabilities to be assumed, at August 31, 2001 was in excess of $300 million. On March 8, 2002, the Bankruptcy Court approved the bidding and auction procedures for the sale of the Company's Chemical Services Division. Pursuant to the bidding procedures, all qualified bidders interested in purchasing some or all of the Chemical Services Division must submit an alternative qualified bid on or before May 30, 2002. There can be no assurance that the Bankruptcy Court and/or the various regulatory agencies will approve the sale of the Chemical Services Division to Clean Harbors or an alternative purchaser, or that the Company will be able to complete the sale of the Chemical Services Division.

EFFECT OF LAIDLAW'S FINANCIAL SITUATION ON THE COMPANY

On June 28, 2001, Laidlaw Inc. ("Laidlaw") and five of its subsidiary holding companies, Laidlaw Investments Ltd., Laidlaw International Finance Corporation, Laidlaw One, Inc., Laidlaw Transportation, Inc. and Laidlaw USA, Inc. (collectively, "Laidlaw Debtors") filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Western District of New York. On the same day, Laidlaw and Laidlaw Investments Ltd. filed cases against the Company under the Canada Companies' Creditors Arrangement Act (CCAA) in the Ontario Superior Court of Justice in Toronto, Ontario. In an effort to resolve these claims, the parties will participate in a mediation which is presently anticipated to be held in April 2002. As a result of the Laidlaw Debtors' filings, claims and causes of action the Company may have against the Laidlaw Debtors may be subject to compromise in Laidlaw Debtors' Chapter 11 or CCAA proceedings.

The Company is unable to predict the outcome or impact of these matters and there can be no assurance that they will not have a material adverse effect on the Company and its operations.

LEVERAGE

The Company is currently in default under its senior debt obligations, which are substantial. During the pendency of its bankruptcy proceedings, the Company may only obtain additional debt financing with the approval of the Bankruptcy Court, and has already obtained $200 million in such debt financing through the Second DIP Facility discussed above. To date, there have been no cash borrowings against this $200 million Second DIP Facility. As of March 3, 2002, letters of credit in the aggregate amount of approximately $75 million had been issued under the First DIP Facility. In addition, the Company had approximately $9 million of additional availability under the First DIP Facility as of that date. Depending on the resolution of its bankruptcy proceedings and the plan or plans of reorganization adopted, the Company could emerge from bankruptcy highly leveraged with substantial debt service obligations, including, as discussed above, obligations or commitments regarding financial assurance requirements. Thus the Company is particularly susceptible to adverse changes in its industry, the economy and the financial markets. In addition, the Company's ability to obtain additional debt financing may be limited by restrictive covenants under the terms of credit agreements and any other debt instruments. Those limits on financing may restrict the Company's ability to service its debt obligations through additional debt financing if cash flow from operations is insufficient to service such obligations. The Second DIP Facility matures on the earlier of March 22, 2003 or the effective date of a plan or plans of reorganization or the earlier termination of the Revolving Credit Commitments as defined therein.

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

The Company is required to provide certain financial assurances with respect to certain statutorily required closure, post-closure and corrective action obligations related to various operating facilities. These financial assurances may take the form of insurance, guarantees, bonds, letters of credit or deposits of cash, to the extent acceptable to the United States, Canadian or other foreign, state, territorial, federal, provincial or local courts, executive offices, legislatures, governmental agencies or ministries, commissions or administrative, regulatory or self-regulatory authorities or instrumentality's requiring such assurances. As of January 1, 2002, the Company was in a position to provide replacement financial assurance coverage at all but approximately 18 inactive facilities (actual replacement is dependent upon acceptance by regulators of the replacement policies). There is no guarantee that the Company will be able to provide the required financial assurances at these inactive facilities.

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

SAFETY-KLEEN (PINEWOOD), INC.

As further discussed in Note 14 of Notes to Consolidated Financial Statements, by an Order dated May 19, 1994 the Company was ordered to establish and maintain an environmental impairment fund in the amount of $133 million in 1994 dollars by July 1, 2004, as financial assurance for potential environmental clean up and restoration of environmental impairment at the Pinewood Facility. Subject to the automatic stay provisions of the Debtors' bankruptcy proceedings, the Company would be required to fund, in 2001 dollars, approximately $110 million and $6 million in fiscal 2002 and 2003, respectively, in order to comply with the financial assurance provisions of the Order. The Company is unable to predict the outcome or impact of this matter and there can be no assurance that it will not have a material adverse effect on the Company and its operations. The funding obligation does not impact the Company's accounting for the landfill and environmental liabilities recorded for Pinewood of approximately $54 million as of August 31, 2001.

MATTERS RELATED TO INVESTIGATION OF FINANCIAL RESULTS

Former and/or current officers, directors and employees of the Company and/or Laidlaw are parties to various claims filed by shareholders and bondholders on behalf of various alleged classes of Company shareholders and bondholders, asserting federal securities law claims.

The Company is the subject of ongoing investigations by the SEC and a grand jury sitting in the United States District Court for the Southern District of New York relating to the same matters. The Company has responded to subpoenas issued by the SEC and the grand jury and is cooperating with each of the investigations.

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

On December 13, 2000, thirteen lenders to Safety-Kleen Services, Inc., sued PricewaterhouseCoopers LLP, in the State Court of Fulton County Georgia, alleging negligent misrepresentation by PricewaterhouseCoopers LLP, in connection with the Consolidated Financial Statements of Safety-Kleen and its subsidiaries for fiscal years 1997, 1998 and 1999. The case is captioned Toronto Dominion (Texas), Inc., et al. v. PricewaterhouseCoopers LLP, Civil Action No. 00 VS 02679 F. The complaint has been amended twice, and the plaintiffs now number over 90 lenders to Safety-Kleen Services, Inc. On October 23, 2001, PricewaterhouseCoopers LLP, filed a motion for leave to file a third-party complaint naming Safety-Kleen and former Safety-Kleen officers Kenneth W. Winger, Michael J. Bragagnolo, and Paul B. Humphreys as third party defendants in a third party claim for indemnity or contribution. The Georgia state court granted leave and PricewaterhouseCoopers, LLP has now served a third party complaint against the Company. The Company is moving to enjoin the third party complaint and argues that it contravenes the automatic stay provisions of federal bankruptcy law.

The Company is unable to predict the outcome or impact of these matters and there can be no assurance that they will not have a material adverse effect on the Company and its operations.

INDEPENDENT PUBLIC ACCOUNTANTS

AUDIT FEES

Beginning on August 2, 2000, Arthur Andersen LLP, was engaged by the Company as its new independent accountant to audit the Company's Consolidated Financial Statements. The aggregate fees billed for professional services rendered by Arthur Andersen LLP for the restatement audit of the Company's annual Consolidated Financial Statements for fiscal 1997 through 1999 and the audit of fiscal 2000 were approximately $21 million. The aggregate fees expected to be billed for the audit of the Company's annual Consolidated Financial Statements for fiscal 2001 are approximately $5 million.

FINANCIAL INFORMATION SYSTEMS DESIGN AND IMPLEMENTATION FEES

Arthur Andersen LLP did not provide financial system design and implementation support for fiscal 2001 and 2000.

ALL OTHER FEES

All other fees for professional services rendered by Arthur Andersen LLP totaled approximately $17 million and $1 million for fiscal 2001 and 2000, respectively.

These services were comprised of audit-related fees of approximately $16 million in fiscal 2001 relating primarily to assistance to the Company's accounting staff during the restatement of fiscal years 1997 to 1999 and audit of fiscal 2000.

The remaining fees billed for professional services, which were rendered in connection with the investigation by the Special Committee of the Company's Board of Directors, tax preparation, and other assistance and consulting, aggregated approximately $1 million and $1 million in fiscal 2001 and 2000, respectively.

The Company has engaged Arthur Andersen LLP, among others, to assist the Company in correcting identified internal control deficiencies beginning in fiscal 2002. Accordingly, the Company expects to be billed by Arthur Andersen LLP for professional fees related to these services in fiscal 2002.

MATTERS PERTAINING TO ARTHUR ANDERSEN LLP

The Company's independent public accountant, Arthur Andersen LLP, has informed the Company that on March 14, 2002, it was indicted on federal obstruction of justice charges arising from the government's investigation of Enron Corporation. Arthur Andersen LLP has indicated that it intends to contest vigorously the indictment.

The Company's management and Audit Committee have been carefully monitoring this situation. As a public company, the Company is required to file with the SEC periodic financial statements audited or reviewed by an independent, certified public accountant.

The SEC has said that it will continue accepting financial statements audited by Arthur Andersen LLP, and interim financial statements reviewed by it, so long as Arthur Andersen LLP is able to represent to the Company that it has applied its normal quality control procedures in the manner required to render its opinion or perform audit related services. The Company received such representations from Arthur Andersen LLP for its fiscal 2001 audit.

The Company does not know the scope or impact of the indictment, or whether additional indictments may be made by the Department of Justice. The result of the indictment or other lawsuits against Arthur Andersen LLP, among other things, may cause the Company to select another independent auditor and select other resources to assist the Company in correcting its internal control deficiencies. In that case, the Company may incur significant expense in familiarizing the new auditors with the Company's accounting and the Company may incur additional expense in familiarizing the new resources with its internal control deficiencies.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, the Company is exposed to market risk including changes in interest rate risk and currency exchange rates.

Interest Rate Risk - At August 31, 2001, the Company had fixed and variable rate debt denominated in U.S. dollars, and variable rate debt denominated in Canadian dollars. Due to the uncertainty resulting from the Chapter 11 Cases, the fair value of the Company's long-term debt as of August 31, 2001 is not determinable. The following table details the original maturities (at book value) and interest rate indices (including the default rate on the Senior Credit Facility) for all variable rate debt as of August 31, 2001, segregated between debt subject to compromise and debt not subject to compromise ($ in millions):

VARIABLE RATE DEBT                                      2002      2003     2004      2005      2006     THEREAFTER      TOTAL
------------------                                      ----      ----     ----      ----      ----     ----------      -----

Subject to compromise
Senior Credit Facility dated April 3, 1998
     Tranche A (Prime + 3.375%)                         $204      $ 84      $ 64      $ --      $ --      $      --      $  352
     Tranche B (Prime + 3.75%)                            10         4        97       282        --             --         393
     Tranche C (Prime + 5.00%)                            10         4         4        96       279             --         393
Revolving credit (Prime + 3.375%)                         --        --       340        --        --             --         340
                                                        ----      ----      ----      ----      ----      ---------      ------
Subtotal domestic credit facility                        224        92       505       378       279             --       1,478
Promissory note dated May 15, 1997 (6 month LIBOR)        20        40        --        --        --             --          60
                                                        ----      ----      ----      ----      ----      ---------      ------
Subtotal variable rate indebtedness subject to
  compromise1                                            244       132       505       378       279             --       1,538
                                                        ====      ====      ====      ====      ====      =========      ======

Not subject to compromise
Canadian tranche of April 3, 1998, senior credit          46        --        --        --        --             --          46
facility2, 3
Canadian demand note2                                     16        --        --        --        --             --          16
                                                        ----      ----      ----      ----      ----      ---------      ------
Subtotal Canadian denominated variable rate debt          62        --        --        --        --             --          62
                                                        ----      ----      ----      ----      ----      ---------      ------
Consolidated variable rate debt                         $306      $132      $505      $378      $279      $      --      $1,600
                                                        ====      ====      ====      ====      ====      =========      ======


1 All debt subject to compromise is classified as such in the consolidated balance sheet. See Note 11 of Notes to Consolidated Financial Statements.

2 The floating interest on these borrowings is based on Canadian Prime plus 1.375% or the Canadian Bankers Acceptance rate plus 2.375%. The interest rate applied is at the Company's discretion.

3 The Canadian tranche of the Senior Credit Facility, while not subject to compromise, was in default at August 31, 2001, and is classified as current debt in the consolidated balance sheet.

In accordance with the provisions of default under the Canadian Senior Credit Facility, the floating interest rate will increase an additional 2% if all or a portion of any principal of any loan, any interest payable thereon, any commitment fee or any Reimbursement Obligation or Acceptance Reimbursement Obligation or other amount payable hereunder shall not be paid when due. Due to continuing defaults, the outstanding loan balance is classified as a current liability as of August 31, 2001 and 2000, and interest continues to accrue at Prime plus 3.375%.

The following table details the rates and maturities for all fixed rate debt, all of which is subject to compromise as of August 31, 2001 ($ in millions):

FIXED RATE DEBT                                 2002        2003        2004        2005        2006    THEREAFTER     TOTAL
                                                ----        ----        ----        ----        ----    ----------     ----

9.25% Senior Subordinated Notes due 2008        $ --        $ --        $ --        $ --        $ --        $325        $325
9.25% Senior Notes due 2009                       --          --          --          --          --         225         225
Industrial  revenue bonds with rates
  ranging from 6.0% to 7.75%                      --           6           2           2           2          69          81

Other                                              3          --          --          --          --          --           3
                                                ----        ----        ----        ----        ----        ----        ----
Total fixed rate debt                           $  3        $  6        $  2        $  2        $  2        $619        $634
                                                ====        ====        ====        ====        ====        ====        ====

The Company's Senior Credit Facility dated April 3, 1998, included provisions, which expired March 31, 2000, requiring the Company to obtain interest rate protection for a notional amount equal to at least 40% of Consolidated Total Funded Debt bearing variable interest. The Company entered into pay fixed swaps, in part, to satisfy this provision of the agreement. As discussed in Note 19 of Notes to Consolidated Financial Statements, the Company entered into a number of other derivative transactions including interest rate swaps, swaptions, bond indexed equity swaps, and forward start swaps which were used for trading purposes. As of August 31, 1999, the Company had derivative contracts outstanding with notional amounts of approximately $2 billion. In March 2000, the Company's existing derivative contracts, including those entered into to satisfy interest rate protection requirements, were involuntarily terminated as a result of cross-default provisions between the Company's Senior Credit Facility and its International Swap Dealers Association Master Agreements. The notional amount of these contracts was $2 billion. See Note 19 of Notes to Consolidated Financial Statements for detail of the Company's fiscal 2001, 2000 and 1999 derivative activity.

In June 2000, the Company entered into a $40 million debtor-in-possession credit agreement. In July 2000, the Company increased the amount that could be borrowed under that arrangement, including letters of credit, to $100 million. As of March 3, 2002, no amounts had been drawn under the First DIP Facility and $75 million of letters of credit had been issued. Any borrowings under the First DIP Facility will bear interest at the greater of Prime Rate plus 1% per annum and the Fed Funds Rate plus 0.5% per annum or LIBOR plus 3% per annum, depending on the nature of the borrowings. On March 20, 2002, the company obtained an additional $100 million of credit under the terms of the Second DIP Facility. See Notes 10 and 29 of Notes to Consolidated Financial Statements for further discussion of the First DIP Facility and the Second DIP facility.

Currency Exchange Rate Risk - The Canadian operations expose the Company to currency exchange rate risks. However, that risk is mitigated by the fact that approximately 11% of the Company's revenues are generated in Canada. In addition, the Canadian assets are partially hedged through Canadian denominated debt. Currently, the Company does not enter into any hedging arrangements to reduce this exposure. The Company is not aware of any facts or circumstances that would significantly impact such exposures in the near-term. If, however, there was a sustained decline of the Canadian dollar versus the U.S. dollar, then the Consolidated Financial Statements could be adversely affected.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA


                                                                                                                 PAGE
                                                                                                                NUMBER
Report of Independent Public Accountants .................................................................        31

Consolidated Statements of Operations for the Years Ended August 31, 2001, 2000 and 1999 .................        32

Consolidated Balance Sheets as of August 31, 2001 and 2000 ...............................................        33

Consolidated Statements of Cash Flows for the Years Ended August 31, 2001, 2000 and 1999 .................        34

Consolidated Statements of Changes in Stockholders' Equity (Deficit) and Other
  Comprehensive Income (Loss) for the Years Ended August 31, 2001, 2000 and 1999 .........................        35

Notes to Consolidated Financial Statements ...............................................................        36

Report of Independent Public Accountants on Financial Statement Schedule .................................        89

Schedule II -- Valuation and Qualifying Accounts for the Years Ended August 31, 2001, 2000 and 1999 ......        90


All other schedules have been omitted since they are inapplicable or not required, or the information has been included in the Consolidated Financial Statements or the notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Safety-Kleen Corp.:

We have audited the accompanying consolidated balance sheets of Safety-Kleen Corp., a Delaware corporation, and subsidiaries (the "Company"), as of August 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and other comprehensive income (loss) and cash flows for the three years ended August 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 28, the Company has not presented quarterly financial data for the fiscal year ended August 31, 2000 that the Securities and Exchange Commission requires to supplement, although not required to be part of, the basic financial statements.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Safety-Kleen Corp. and subsidiaries as of August 31, 2001 and 2000, and the results of their operations and their cash flows for the three years ended August 31, 2001, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced significant losses in the last five fiscal years and has a stockholders' deficit of $345.7 million at August 31, 2001. In addition, as discussed in Notes 1 and 3 to the financial statements, on June 9, 2000, Safety-Kleen Corp. and certain of its subsidiaries each filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code and continue to operate their respective businesses as debtors-in-possession. Management's plans in regard to these matters, including its intent to file a plan of reorganization acceptable to the Bankruptcy Court and the Company's creditors, are also described in Notes 1 and
3. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern. In the event a plan of reorganization is accepted, continuation of the business thereafter is dependent on the Company's ability to achieve successful future operations. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.


/S/ ARTHUR ANDERSEN LLP


Charlotte, North Carolina
February 28, 2002,
except with respect
to the matters discussed
in Note 29, as to which
the date is March 20, 2002.

                               SAFETY-KLEEN CORP.
                    (DEBTOR-IN-POSSESSION AS OF JUNE 9, 2000)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                     FOR THE YEARS ENDED AUGUST 31,
                                                             ---------------------------------------------
                                                                 2001             2000             1999
                                                             -----------      -----------      -----------
Revenues                                                     $ 1,514,583      $ 1,586,273      $ 1,624,038
                                                             -----------      -----------      -----------
Expenses:
     Operating                                                 1,212,350        1,389,362        1,242,594
     Depreciation and amortization                               143,710          169,902          161,314
     Selling, general and administrative                         273,975          279,386          201,967
     Impairment and other charges                                 52,884          367,793           11,287
                                                             -----------      -----------      -----------
                                                               1,682,919        2,206,443        1,617,162
                                                             -----------      -----------      -----------

Operating (loss) income                                         (168,336)        (620,170)           6,876
Interest expense, net (excluding contractual interest of
  $245,436 in fiscal 2001 and $60,756 in fiscal 2000)             (5,036)        (141,879)        (186,180)
Other (expense) income                                            (1,000)             494           (1,308)
Derivative (losses) gains                                           (558)             713           (5,923)
Equity in earnings of associated companies                            --            1,769            1,263
                                                             -----------      -----------      -----------
Loss before reorganization items, income taxes, minority
   interest and extraordinary items                             (174,930)        (759,073)        (185,272)
Reorganization items                                             (42,284)         (60,923)              --
                                                             -----------      -----------      -----------
Loss before income taxes, minority interest and
extraordinary                                                   (217,214)        (819,996)        (185,272)
   items
Income tax expense                                               (17,874)         (13,023)         (39,094)
                                                             -----------      -----------      -----------
Loss before minority interest and extraordinary items           (235,088)        (833,019)        (224,366)
Minority interest                                                    419             (172)           1,211
                                                             -----------      -----------      -----------
Loss before extraordinary items                                 (234,669)        (833,191)        (223,155)
Extraordinary items, net of tax (early extinguishment of           5,591               --               --
debt)
                                                             -----------      -----------      -----------
Net loss                                                     $  (229,078)     $  (833,191)     $  (223,155)
                                                             ===========      ===========      ===========

Basic and diluted loss per share:
     Loss before extraordinary items                         $     (2.33)     $     (8.27)     $     (2.52)
     Extraordinary items                                            0.06               --               --
                                                             -----------      -----------      -----------
     Net loss                                                $     (2.27)     $     (8.27)     $     (2.52)
                                                             ===========      ===========      ===========
Weighted average common stock outstanding-basic and
     diluted                                                     100,784          100,725           88,537
                                                             ===========      ===========      ===========

          See accompanying Notes to Consolidated Financial Statements.

                               SAFETY-KLEEN CORP.
                    (DEBTOR-IN-POSSESSION AS OF JUNE 9, 2000)
                           CONSOLIDATED BALANCE SHEETS
                   (IN THOUSANDS, EXCEPT FOR PAR VALUE AMOUNT)


                                                                              AUGUST 31,
                                                                     ---------------------------
                                                                         2001            2000
                                                                     -----------     -----------

ASSETS:
     Current assets:
         Cash and cash equivalents                                   $   116,057     $    84,282
         Accounts receivable, net                                        259,024         307,342
         Inventories and supplies                                         43,564          51,914
         Deferred income taxes                                            38,729          28,554
         Other current assets                                             36,042          49,731
                                                                     -----------     -----------
             Total current assets                                        493,416         521,823
                                                                     -----------     -----------
     Property, plant and equipment, net                                  763,603         772,875
     Intangible assets, net                                            1,727,984       1,798,285
     Other assets                                                         28,790          38,885
                                                                     -----------     -----------
             Total assets                                            $ 3,013,793     $ 3,131,868
                                                                     ===========     ===========


LIABILITIES:
     Current liabilities:
         Accounts payable                                            $    49,575     $    65,838
         Current portion of environmental liabilities                     41,218          41,122
         Income taxes payable                                             28,107          24,534
         Unearned revenue                                                 70,380          90,953
         Accrued other liabilities                                       154,824          69,211
         Current portion of long-term debt                                62,223          65,421
                                                                     -----------     -----------
             Total current liabilities                                   406,327         357,079
                                                                     -----------     -----------
     Environmental liabilities                                           340,442         285,634
     Deferred income taxes                                               100,500          92,659
     Other long-term liabilities                                          29,985           9,197
     Liabilities subject to compromise                                 2,481,274       2,500,973
     Minority interests                                                      947           1,296

COMMITMENTS AND CONTINGENCIES (NOTE 14)


STOCKHOLDERS' EQUITY (DEFICIT):
     Common stock, par value $1.00 per share; 250,000 shares
     authorized;
         100,784 shares issued and outstanding in 2001 and 2000          100,784         100,784
     Additional paid-in capital
                                                                       1,359,972       1,359,972
     Accumulated other comprehensive loss
                                                                          (8,300)         (6,666)
     Accumulated deficit
                                                                      (1,798,138)     (1,569,060)
                                                                     -----------     -----------
             Total stockholders' equity (deficit)
                                                                        (345,682)       (114,970)
                                                                     -----------     -----------
             Total liabilities and stockholders' equity (deficit)    $ 3,013,793     $ 3,131,868
                                                                     ===========     ===========


          See accompanying Notes to Consolidated Financial Statements.

                               SAFETY-KLEEN CORP.
                    (DEBTOR-IN-POSSESSION AS OF JUNE 9, 2000)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                               YEAR ENDED AUGUST 31,
                                                                      -------------------------------------
                                                                         2001          2000          1999
                                                                      ---------     ---------     ---------
Cash flows from operating activities:
     Net loss                                                         $(229,078)    $(833,191)    $(223,155)
     Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities:
          Extraordinary items                                            (5,591)           --            --
          Non-cash reorganization items                                   8,272        45,963            --
          Equity in undistributed earnings of associated companies           --        (1,769)       (1,263)
          Impairment and other charges                                   52,884       367,793        11,287
          Depreciation and amortization                                 143,710       169,902       161,314
          Provision for uncollectible accounts                           13,505        74,337        14,177
          Derivative losses (gains)                                         558          (713)        5,923
          Loss on sale of investment                                         --         4,969            --
          Loss on disposal of equipment                                   2,910        43,813        27,921
          Deferred income taxes                                             (17)        8,252        28,448
          Change in accounts receivable                                  33,331       (84,250)      (51,500)
          Change in accounts payable                                    (14,785)       55,452        45,099
          Change in income taxes payable                                  3,655        (8,840)       61,163
          Change in accrued other liabilities                            81,453        70,377       (29,056)
          Change in environmental liabilities                            11,359        31,408        (2,197)
          Change in unearned revenue                                    (20,363)       (1,914)        4,778
          Change in liabilities subject to compromise                    (1,406)           --            --
          Change in other, net                                           19,528          (476)      (34,405)
                                                                      ---------     ---------     ---------
     Net cash provided by (used in) operating activities                 99,925       (58,887)       18,534
                                                                      ---------     ---------     ---------

Cash flows from investing activities:
     Net cash expended on acquisition of businesses                          --       (27,072)      (14,904)
     Proceeds from sales of property, plant & equipment                   5,209         9,998         5,982
     Purchases of property, plant & equipment                           (71,332)      (53,098)      (71,827)
     Decrease in long-term investments                                    8,846        11,783         1,783
     Proceeds from sale of business                                          --        31,581       129,124
                                                                      ---------     ---------     ---------
     Net cash provided by (used in) investing activities                (57,277)      (26,808)       50,158
                                                                      ---------     ---------     ---------

Cash flows from financing activities:
     Issuance of common stock on exercise of options                         --            26           212
     Borrowings of long-term debt                                            --       252,697       236,910
     Repayments of long-term debt                                       (10,080)      (67,154)     (377,425)
     Bank financing fees                                                     --        (4,047)      (10,303)
     Bank overdraft                                                          --       (45,244)       39,773
     Change in derivative liabilities                                        --        21,759        40,454
     Change in other, net                                                    --           146            --
                                                                      ---------     ---------     ---------
     Net cash provided by (used in) financing activities                (10,080)      158,183       (70,379)
                                                                      ---------     ---------     ---------
     Effect of exchange rate changes on cash                               (793)        1,722        (3,564)
                                                                      ---------     ---------     ---------
     Net increase (decrease) in cash and cash equivalents                31,775        74,210        (5,251)
     Cash and cash equivalents at:
          Beginning of year                                              84,282        10,072        15,323
                                                                      ---------     ---------     ---------
          End of year                                                 $ 116,057     $  84,282     $  10,072
                                                                      =========     =========     =========


          See accompanying Notes to Consolidated Financial Statements.

                               SAFETY-KLEEN CORP.
                     DEBTOR-IN-POSSESSION AS OF JUNE 9, 2000
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                      AND OTHER COMPREHENSIVE INCOME (LOSS)
                                 (IN THOUSANDS)




                                                                                ACCUMULATED
                                                                                  OTHER
                                              COMMON          ADDITIONAL      COMPREHENSIVE      ACCUMULATED
                                               STOCK        PAID-IN CAPITAL   INCOME (LOSS)        DEFICIT             TOTAL
                                             ---------      --------------    -------------      -----------         ---------

BALANCE AT AUGUST 31, 1998                   $  87,746         $1,200,047        $(9,511)        $  (512,714)        $ 765,568
                                             =========         ==========        =======         ===========         =========

Comprehensive loss:
     Net loss                                       --                 --             --            (223,155)         (223,155)
     Other comprehensive income
        (loss):
        Foreign currency translation
           adjustments                              --                 --            582                  --               582
        Unrealized gain (loss) on
           marketable securities                    --                 --           (285)                 --              (285)
                                                                                                                     ---------
  Total comprehensive loss                                                                                            (222,858)
                                                                                                                     ---------
  Issuance of shares in payment for
      directors' fees                                6                 87             --                  --                93
  Issuance of shares for repurchase
      of subordinated convertible
      debenture                                 11,321            138,679             --                  --           150,000
  Issuance of shares in payment for
      interest on subordinated convertible
      debenture                                  1,545             20,941             --                  --            22,486
  Exercise of stock options                         18                194             --                  --               212
                                             ---------         ----------        -------         -----------         ---------
BALANCE AT AUGUST 31, 1999                   $ 100,636         $1,359,948        $(9,214)        $  (735,869)        $ 715,501
                                             =========         ==========        =======         ===========         =========

Comprehensive loss:
     Net loss                                       --                 --             --            (833,191)         (833,191)
     Other comprehensive income (loss):
        Foreign currency translation
           adjustments                              --                 --          2,571                  --             2,571
        Unrealized gain (loss) on
           marketable securities                    --                 --            (23)                 --               (23)
                                                                                                                     ---------
  Total comprehensive loss                                                                                            (830,643)
                                                                                                                     ---------
  Issuance of shares to non-employees              146                 --             --                  --               146
  Exercise of stock options                          2                 24             --                  --                26
                                             ---------         ----------        -------         -----------         ---------

BALANCE AT AUGUST 31, 2000                   $ 100,784         $1,359,972        $(6,666)        $(1,569,060)        $(114,970)
                                             =========         ==========        =======         ===========         =========

Comprehensive loss:
     Net loss                                       --                 --             --            (229,078)         (229,078)
     Other comprehensive income (loss):
       Foreign currency translation
           adjustments                              --                 --         (2,131)                 --            (2,131)
       Unrealized gain (loss) on
           marketable securities                    --                 --            497                  --               497
                                                                                                                     ---------
  Total comprehensive loss                                                                                            (230,712)
                                             ---------         ----------        -------         -----------         ---------
BALANCE AT AUGUST 31, 2001                   $ 100,784         $1,359,972        $(8,300)        $(1,798,138)        $(345,682)
                                             =========         ==========        =======         ===========         =========


           See accompanying Notes to Consolidated Financial Statements

                               SAFETY-KLEEN CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BUSINESS, ORGANIZATION AND BANKRUPTCY

BUSINESS AND ORGANIZATION

Safety-Kleen Corp. (the "Registrant" or "Safety-Kleen") (collectively referred to with its subsidiaries as the "Company"), was incorporated in Delaware in 1978 as Rollins Environmental Services, Inc. ("Rollins"), later changed its name to Laidlaw Environmental Services, Inc. ("LESI") and subsequently changed its name to Safety-Kleen Corp. Through its Chemical Services and Branch Sales and Service divisions, the Company provides a range of services designed to collect, transport, process, recycle or dispose of hazardous and non-hazardous industrial and commercial waste streams. The Company provides these services in 50 states, ten Canadian provinces, Puerto Rico, Mexico and Saudi Arabia from approximately 375 collection, processing and other locations.

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

On May 26, 1998, LESI completed the acquisition of the former Safety-Kleen Corp. ("Old Safety-Kleen"). The acquisition of Old Safety-Kleen has been accounted for under the purchase method. Effective July 1, 1998, LESI began doing business as Safety-Kleen Corp. and its stock began trading on the New York Stock Exchange ("NYSE") and the Pacific Exchange, Inc. ("PCX") under the name Safety-Kleen Corp. and the ticker symbol SK. The stock was suspended from trading on the NYSE and the PCX on June 12, 2000 and was removed from listing and registration on the NYSE on July 20, 2000, and the PCX on September 29, 2000. The stock now trades over the counter as SKLNQ.

BANKRUPTCY

On June 9, 2000, Safety-Kleen and 73 of its domestic subsidiaries (collectively, the "Debtors") filed voluntary petitions for relief (the "Chapter 11 Cases") under Chapter 11 of the United States Bankruptcy Code, 11 U.S.C. ss.ss. 101-1330, as amended (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The Chapter 11 Cases are being jointly administered for procedural purposes only, before the Bankruptcy Court under Case No. 00-2303 (PJW). Excluded from the filing were certain of Safety-Kleen's non wholly-owned domestic subsidiaries and all Safety-Kleen's indirect foreign subsidiaries.

The Debtors remain in possession of their properties and assets, and the management of the Debtors continues to operate their respective businesses as debtors-in-possession under Sections 1107 and 1108 of the Bankruptcy Code. As debtors-in-possession, the Debtors are authorized to manage their properties and operate their businesses, but may not engage in transactions outside the ordinary course of business without the approval of the Bankruptcy Court.

Under Section 365 of the Bankruptcy Code, subject to the approval of the Bankruptcy Court, the Debtors may assume or reject executory contracts and unexpired leases. Parties affected by these rejections may file proofs of claim with the Bankruptcy Court in accordance with the reorganization process. Claims for damages resulting from the rejection of executory contracts or unexpired leases will be subject to separate bar dates, generally thirty days after entry of the order approving the rejection. At various times since the commencement of the Chapter 11 Cases, the Bankruptcy Court has approved the Debtors' requests to reject certain contracts or leases that were deemed burdensome or of no further value to the Company. As of February 27, 2002, the Debtors had not yet completed their review of all contracts and leases for assumption or rejection, but ultimately will assume or reject all such contracts and leases. The Debtors have until the confirmation of a plan or plans of reorganization to assume or reject executory contracts, nonresidential real property leases, and certain other leases. The Debtors cannot presently determine or reasonably predict the ultimate liability that may result from rejecting such contracts or leases or from the filings of rejection damage claims, but such rejections could result in additional liabilities subject to compromise (see Note 11).

Consummation of a plan or plans of reorganization is the principal objective of the Chapter 11 Cases. A plan of reorganization sets forth the means for satisfying claims against and interests in the Debtors, including the liabilities subject to compromise. Generally, pre-petition liabilities are subject to settlement under such a plan or plans of reorganization, which must be voted upon by creditors and equity holders and approved by the Bankruptcy Court. The Debtors have retained Lazard Freres & Co. LLC, an investment bank, as corporate restructuring advisor to assist them in formulating and negotiating a plan or plans of reorganization for the Debtors. Although the Debtors expect to file a reorganization plan or plans as soon as reasonably possible, there can be no assurance that a reorganization plan or plans will be proposed by the Debtors or confirmed by the Bankruptcy Court, or that any such plan or plans will be consummated.

As provided by the Bankruptcy Code, the Debtors initially had the exclusive right to submit a plan or plans of reorganization for 120 days from the date the petitions were filed. On October 17, 2000, the Debtors received Bankruptcy Court approval to extend the exclusive period to file a plan or plans of reorganization in the Chapter 11 Cases from October 7, 2000, to April 30, 2001, and extended the Debtors' exclusive right to solicit acceptances of such plan or plans from December 6, 2000, to June 29, 2001. On May 16, 2001, the Debtors received

Bankruptcy Court approval to further extend the exclusive period to file a plan or plans of reorganization in the Chapter 11 Cases to September 19, 2001, and extended the Debtors' exclusive right to solicit acceptances of such plan or plans to November 19, 2001. On February 11, 2002, the Debtors received Bankruptcy Court approval to further extend the exclusive period to file a plan or plans of reorganization in the Chapter 11 Cases to April 30, 2002 and extended the Debtors' exclusive right to solicit acceptances of the plan or plans to June 30, 2002.

Currently, it is not possible to predict the length of time the Debtors will operate under the protection of Chapter 11, the outcome of the Chapter 11 proceedings in general, or the effect of the proceedings on the business of the Company or on the interests of the various creditors and security holders. Under the Bankruptcy Code, post-petition liabilities and pre-petition liabilities subject to compromise must be satisfied before shareholders can receive any distribution. The ultimate recovery to shareholders, if any, will not be determined until the end of the case when the fair value of the Debtors' assets is compared to the liabilities and claims against the Debtors. There can be no assurance as to what value, if any, will be ascribed to the common stock in the bankruptcy proceedings. The Company does not believe the common shareholders will receive any distribution upon consummation of a plan or plans of reorganization.

2. RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

As more fully discussed in Note 14, on March 6, 2000, Safety-Kleen announced that it had initiated an internal investigation ("the Company Investigation") of its previously reported financial results and certain of its accounting policies and practices. This investigation followed receipt by Safety-Kleen's Board of Directors of information alleging possible accounting irregularities that may have affected the previously reported financial results of the Company. Following this announcement, PricewaterhouseCoopers LLP, the Company's independent accountants at that time, notified the Company that it was withdrawing its previously issued reports of independent public accountants on the fiscal years 1999, 1998 and 1997 Consolidated Financial Statements. On September 14, 2000, the Bankruptcy Court approved the Company's motion to engage Arthur Andersen LLP (i) to act as its independent public accountants; (ii) to conduct an audit of the Company's Consolidated Financial Statements with respect to fiscal years 2000, 1999, 1998, and 1997; (iii) to continue assisting with the Company Investigation; and (iv) to provide other services. The Company restated its previously reported Consolidated Financial Statements for each of the three years ended August 31, 1999, 1998 and 1997 in the Company's Form 10-K/A for the year ended August 31, 2000 filed with the SEC on July 9, 2001.

Numerous class action lawsuits, and two derivative lawsuits were filed against the Company, certain officers, former directors, and others, asserting various claims under the federal securities laws and certain state statutory and common laws. The complaints that did name the Company were subsequently amended eliminating the Company as a defendant and adding certain other defendants, including Directors of the Company. As discussed in Note 14, the Company is aware that the SEC and a grand jury convened by the United States Attorney for the Southern District of New York have undertaken formal investigations with respect to alleged irregularities relative to the Company's previously issued Consolidated Financial Statements. The Company is cooperating with each of the investigations. These investigations have not been completed, and the Company is currently unable to predict the outcome of these investigations.

The Company incurred approximately $55.3 million and $7.4 million in fiscal 2001 and 2000, respectively, of auditing, non-audit assistance, consulting, legal and other professional costs associated primarily with (i) the investigation and restatement of its Consolidated Financial Statements in fiscal 1997 through 1999; (ii) the preparation of its Consolidated Financial Statements for fiscal 2000; (iii) a comprehensive review of the Company's major fiscal 2001 general ledger accounts; (iv) the preparation of its unaudited Consolidated Financial Statements for the first nine months of fiscal 2001 and related Form 10-Q/A; (v) other finance and accounting services; and (vi) litigation and compliance matters and expenses related to the various investigations concerning the Company's previously reported financial results. These costs are classified as "Selling, general and administrative" expenses in the Company's consolidated statements of operations.

3. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the basis of presentation and the significant accounting policies followed in the preparation of these Consolidated Financial Statements is as follows:

BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets, and payment of liabilities in the ordinary course of business, and do not reflect adjustments that might result if the Debtors are unable to continue as a going concern. The Debtors' history of significant losses, stockholders' deficit and their Chapter 11 Cases, as well as issues related to compliance with debt covenants and financial assurance requirements discussed in Notes 10 and 14, raise substantial doubt about the Company's ability to continue as a going concern. The Debtors intend to file a plan or plans of reorganization with the Bankruptcy Court. Continuing as a going concern is dependent upon, among other things, the Debtors' formulation of a plan or plans of reorganization, the success of future business operations, and the generation of sufficient cash from operations and financing sources to meet the Company's obligations. The Consolidated Financial Statements do not reflect: (i) the realizable value of assets on a liquidation basis or their availability to satisfy liabilities; (ii) aggregate pre-petition liability amounts that may be allowed for unrecorded claims or contingencies, or their status or priority; (iii) the effect of any changes to the Debtors' capital structure or in the Debtors' business operations as the result of an approved plan or plans of reorganization; or (iv) adjustments to the carrying value of assets (including goodwill and other intangibles) or liability amounts that may be necessary as a result of actions by the Bankruptcy Court.

The Company's Consolidated Financial Statements as of and for the fiscal years ended August 31, 2001 and 2000 have been presented in conformity with SOP 90-7. This statement requires, among other things, a segregation of liabilities subject to compromise by the Bankruptcy Court as of the bankruptcy filing date and identification of all transactions and events that are directly associated with the reorganization of the Company. In recording liabilities subject to compromise, the Company must make certain estimates relating to the amounts it expects to be allowed in the bankruptcy proceeding. The actual amounts required to settle these claims could significantly differ from the amounts currently recorded.

CONSOLIDATION

The accompanying Consolidated Financial Statements include the accounts of Safety-Kleen and all of its majority-owned subsidiary companies. All significant intercompany balances and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash on deposit and term deposits in investments with initial maturities of three months or less. These investments are stated at cost, which approximates market value.

RESTRICTED FUNDS HELD BY TRUSTEES

Restricted funds held by trustees are included in other assets and consist principally of financial assurance funds deposited in connection with landfill final closure and post-closure obligations, amounts held for landfill and other construction arising from industrial revenue financings, and amounts held to establish a GSX Contribution Fund for the Safety-Kleen (Pinewood), Inc. facility ("Pinewood Facility") (see Note 14). These amounts are principally invested in fixed income securities of federal, state and local governmental entities and financial institutions. Realized investment earnings and trust expenses are recorded currently in the consolidated statements of operations.

The Company considers its landfill closure, post-closure, construction and escrow investments totaling $4.1 million and $12.4 million at August 31, 2001 and 2000, respectively, to be held to maturity. The Company has the ability and management has the intent to hold investment securities to maturity. Reductions in market value considered by management to be other than temporary are reported as a realized loss and reduction in the cost basis of the security. At August 31, 2001 and 2000, the aggregate fair value of these investments approximate their net book value and substantially all of these investments mature within one year. The GSX Contribution Fund for the Pinewood Facility totaling $20.2 million and $19.1 million at August 31, 2001 and 2000, respectively, has been treated as if it were available for sale (see Note 14). Accordingly, unrealized gains and losses resulting from changes between the cost basis and fair value of the securities, in this fund, are recorded in the consolidated statements of changes in stockholders equity (deficit) as adjustments to other comprehensive income (loss).

Additionally, $15.0 million of the cash proceeds resulting from the Company's fiscal 2000 disposition of its 44% interest in Safety-Kleen Europe Limited (see
Note 13) and its Rosemount facility had been restricted by order of the Bankruptcy Court, for use in securing certain insurance coverages previously provided by Laidlaw, as well as reimbursing certain costs of the agent for the pre-petition lenders. As a result of these restrictions, the proceeds have been included in other current assets in the accompanying consolidated balance sheet as of August 31, 2000. During fiscal 2001, the entire amount of the proceeds were used to pay certain pre-petition debt and to pay insurance and other professional fees related to bankruptcy.

INVENTORIES AND SUPPLIES

Inventories consist primarily of solvent, oil and oil products, drums, associated products for resale, supplies and repair parts, which are valued at the lower of cost or market as determined on a first-in, first-out basis. Inventories also include precious metals which are recorded at market value. The Company periodically reviews its inventories for obsolete or unsaleable items and adjusts its carrying value to reflect estimated realizable values.

INVESTMENTS IN AFFILIATES

Investments in affiliates over which the Company has significant influence are accounted for by the equity method and included in other assets in the accompanying consolidated balance sheets. Equity earnings are recorded to the extent that any increase in the carrying value is determined to be realizable. The Company held no significant investment interests in equity method investees at August 31, 2001 and 2000.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are recorded at cost. Expenditures for major renewals and improvements, which extend the life or usefulness of the asset, are capitalized. Items of an ordinary repair or maintenance nature, as well as major maintenance activities at incinerators, are charged directly to operating expense as incurred. The Company capitalizes environmentally related expenditures which extend the life of the related property or mitigate or prevent future environmental contamination.

During the construction and development period of an asset, the costs incurred, including applicable interest costs, are classified as construction-in-process. Once an asset has been completed and placed in service, it is transferred to the appropriate category and depreciation commences. In addition, the Company capitalizes applicable interest costs associated with partially developed landfill sites, which are included in land, landfill sites and improvements (see Note 6).

Depreciation and amortization of other property, plant and equipment is provided on a straight-line basis over their estimated useful lives, with the exception of landfill assets, which is provided on a units of production or capacity basis. Leasehold improvements are capitalized and amortized over the shorter of the improvement life or the remaining term of the lease plus renewal period.

INTANGIBLE ASSETS

The Company evaluates the excess of the purchase price over the amounts assigned to tangible assets and liabilities (excess purchase price) associated with each of its acquisitions to value the identifiable intangible assets. Any portion of the excess purchase price that cannot be separately identified represents goodwill. The Company evaluates the estimated economic lives of each intangible asset, including goodwill, and amortizes the asset over that life.

Customer list -- The Company has evaluated the value associated with the customer lists of acquired companies. The value is based on a number of significant assumptions, including category of customer, estimated duration of customer relationship and projected margins from existing customers. Based on its evaluation, the Company believes the acquired customer lists have estimated lives, ranging from 11 to 30 years, which it uses to amortize these assets.

Software -- The Company has evaluated the value associated with the software of acquired companies. The value is based on a number of significant assumptions, primarily the cost to replace the existing software. The Company believes the acquired software has an estimated life of 5 years, which it has used to amortize these assets.

Permits -- The Company has reflected the excess of the fair value of non-landfill facilities over the tangible assets acquired as permits. The Company has determined the value of acquired permits based on either a discounted cash flow or other appraisal method. The Company has evaluated and determined that the acquired non-landfill permits have estimated economic lives in excess of 40 years, but believes 40 years is an appropriate period for amortization of these assets. Accordingly, the Company is amortizing the value of permits over a period of 40 years.

Goodwill -- The remaining excess purchase price of acquired companies, after allocation to permits and the identified intangible assets discussed above, has been classified as goodwill. The Company considers legal, contractual, regulatory, obsolescence and competitive factors in determining the useful life and amortization period of this intangible asset. The Company believes the goodwill associated with the acquired companies has estimated lives ranging from 40 years to an undeterminable life. As such, the Company has amortized the goodwill over 40 years.

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

IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of", the Company periodically evaluates whether events and circumstances have occurred that indicate that the remaining useful life of any of its tangible and intangible assets may warrant revision or that the carrying amounts might not be recoverable. When factors indicate that the tangible and intangible assets should be evaluated for possible impairment, the Company uses an estimate of the future undiscounted cash flows generated by the underlying assets to determine if a write-down is required. If a write-down is required, the Company adjusts the book value of the underlying goodwill and then the book value of the impaired long-lived assets to their estimated fair values. The related charges are recorded in impairment and other charges in the accompanying consolidated statements of operations (see
Note 17).

DEFERRED FINANCING COSTS

Deferred financing costs are amortized over the life of the related debt instrument and are included in other assets in the accompanying consolidated balance sheets as of August 31, 2001 and 2000. Related amortization expense was $3.6 million, $4.3 million and $48.4 million in fiscal 2001, 2000, and 1999 respectively. As a result of the Chapter 11 Cases discussed in Note 1, financing costs of $41.5 million related to pre-petition debt were expensed in fiscal 2000 as reorganization items.

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

- Sites named on the United States Environmental Protection Agency's National Priorities List ("Superfund") with which the Company is allegedly connected. The Company typically accrues its estimate of its obligations related to these sites no later than the completion of a remedial investigation and/or feasibility study.

Accruals are adjusted if, and as, further information relative to the underlying obligations develop or circumstances change. Changes in estimated landfill cell closure, final closure and post-closure liabilities are recognized prospectively. Changes in the Company's estimates of its obligations relative to non-landfill closure and post-closure activities, remedial situations and Superfund sites are recorded in the period in which the estimates change.

In conjunction with the acquisitions of certain facilities, the Company has obtained varying amounts and types of indemnification from potential environmental liabilities existing at the time of acquisition. Such indemnities typically cover all or a portion of the costs associated with the remediation of such pre-existing environmental liabilities, and may be for a limited period of time. No liabilities are recorded at the acquisition date if it is probable that the indemnifying party has the intent and financial ability to perform under those indemnities. Indemnifications contractually required of Laidlaw have not been considered in the determination of the Company's environmental liabilities (see Note 23).

Site costs -- Site costs include the costs of landfill site acquisition, permitting, preparation and improvement. These amounts are recorded at cost, which includes capitalized interest, as applicable. Site costs, net of amortization, are combined with management's estimate of the costs required to complete construction of the landfill to determine the amount to be amortized over the remaining estimated useful economic life of a site. Amortization of site costs is recorded on a units-of-consumption basis, such that the site costs should be completely amortized at the date the landfill ceases accepting waste.

Final closure and post-closure obligations for landfills -- Final closure costs include the costs required to cap the final cell of the landfill and the costs required to dismantle certain structures for landfills and other landfill improvements. In addition, final closure costs include regulatory mandated groundwater monitoring, leachate management, financial assurance and other costs incurred in the closure process. Post-closure costs include substantially all costs that are required to be incurred subsequent to the closure of the landfill, including, among others, groundwater monitoring, leachate management, and financial assurance. Regulatory post-closure periods are generally 30 years after landfill closure, but may be as long as 100 years after landfill closure. Final closure and post-closure obligations are discounted. Final closure and post-closure obligations are accrued on a units-of-consumption basis, such that the present value of the final closure and post-closure obligations is accrued at the date the landfill discontinues accepting waste.

Landfill capacity -- Landfill capacity, which is the basis for the amortization of site costs and for the accrual of final closure and post-closure obligations, represents total permitted airspace, plus unpermitted airspace that management believes is probable of ultimately being permitted based on established criteria. The Company applies a comprehensive set of criteria for evaluating the probability of obtaining a permit for future expansion airspace at existing sites, which provides management a sufficient basis to evaluate the likelihood of success of unpermitted expansions. Those criteria are as follows:

- Personnel are actively working to obtain the permit or permit modifications (land use, state and federal) necessary for expansion of an existing landfill, and progress is being made on the project.

- At the time the expansion is included in the Company's estimate of the landfill's useful economic life, it is probable that the required approvals will be received within the normal application and processing time periods for approvals in the jurisdiction in which the landfill is located. The Company expects to submit the application within the next year and expects to receive all necessary approvals to accept waste within the next five years.

- The owner of the landfill or the Company has a legal right to use or obtain land associated with the expansion plan.

- There are no significant known political, technical, legal, or business restrictions or issues that could impair the success of such expansion.

- A financial feasibility analysis has been completed, and the results demonstrate that the expansion has a positive financial and operational impact such that management is committed to pursuing the expansion.

- Additional airspace and related additional costs, including permitting, final closure and post-closure costs, have been estimated based on the conceptual design of the proposed expansion.

Exceptions to the criteria set forth above may be approved through a landfill-specific approval process that includes prompt approval from Safety-Kleen's Chief Financial Officer and review by the Audit Committee of the Board of Directors. As of August 31, 2001 and 2000, there were two unpermitted expansions included in the Company's landfill accounting model, which together represented approximately 1% of the Company's remaining airspace at these dates. Neither of these expansions represented exceptions to the Company's established criteria.

As of August 31, 2001, the Company has 10 active landfill sites (including the Company's non-commercial landfill), which have estimated remaining lives (based on anticipated waste volumes) and property, plant and equipment, net, as follows ($ in thousands):


         REMAINING LIVES             NUMBER OF             PROPERTY, PLANT
             (YEARS)                   SITES             AND EQUIPMENT, NET
         -----------------         --------------        --------------------
               0-5                       3                   $ 19,984
               6-10                     --                         --
              11-20                      4                     40,803
              21-40                     --                         --
               40 +                      3                     16,862
                                       ---                   --------
                                        10                   $ 77,649
                                       ===                   ========

Amortization of cell construction costs and accrual of cell closure obligations -- Landfills are typically comprised of a number of cells, which are constructed within a defined acreage (or footprint). The cells are typically discrete units, which require both separate construction and separate capping and closure procedures. Cell construction costs are the costs required to excavate and construct the landfill cell. These costs are typically amortized on a units-of-consumption basis, such that they are completely amortized when the specific cell ceases accepting waste. Cell closure costs, which are the costs required to construct the cell cap, are accrued over the life of the cell. Those costs are typically accrued on a units-of-consumption basis, such that the total amount required to cap the cell is accrued when that specific cell ceases accepting waste. In some instances, the Company has landfills that are engineered and constructed as "progressive trenches." In progressive trench landfills, a number of contiguous cells form a progressive trench. In those instances, the Company amortizes cell construction costs, and accrues cell closure obligations, over the airspace within the entire trench, such that the cell construction costs will be fully amortized, and the cell closure costs will be fully accrued, when that specific progressive trench ceases accepting waste.

Final closure and post-closure obligations for facilities other than landfills -- Final closure costs include costs required to dismantle and decontaminate certain structures, financial assurance and other costs incurred during the closure process. Post-closure costs, if required, include associated maintenance and monitoring costs and financial assurance costs as required by the closure permit. Post-closure periods are performance based and are not generally specified in terms of years in the closure permit, but may generally range from 10 to 30 years or more. These obligations generally are not discounted.

Remedial liabilities, including Superfund liabilities -- Remedial liabilities include the costs of removal or containment of contaminated material, the treatment of potentially contaminated groundwater and maintenance and monitoring costs necessary to comply with regulatory requirements.

Discounting of long-term environmental related liabilities -- Costs of future expenditures for landfill final closure and post-closure are discounted based on management's expectations of when it will incur the expenditure. Generally, remediation obligations are not discounted. However, in limited instances, certain remediation obligations are discounted if they are closely connected to the regulatory post-closure obligations and/or the amount and timing of the cash payments are fixed and reliably determinable. The interest accretion relative to these discounted liabilities is reflected in operating expenses.

CREDIT CONCENTRATION

Concentration of credit risks in accounts receivable is limited due to the large number of customers comprising the Company's customer base throughout North America. The Company performs periodic credit evaluations of its customers. The Company establishes an allowance for uncollectible accounts based on the credit risk applicable to particular customers, historical trends and other relevant information.

DERIVATIVES AND OTHER FINANCIAL INSTRUMENTS

Prior to fiscal 2001, certain of the Company's debt agreements required the use of interest rate swap agreements to minimize the impact of interest rate fluctuations on floating interest rate long-term borrowings. As such, the Company entered into pay-fixed swap agreements which hedged the exposures from floating-rate interest cash flows on debt, with terms to ten years through the termination of the swap. These swaps were accounted for as qualifying hedges as described below. In addition, the Company also utilized a receive-fixed swap as a hedge against fair value changes of fixed-rate long-term debt. The Company also entered into derivative contracts for trading purposes (mark-to-market contracts), certain of which produced immediate cash flows. The following is a summary of the derivatives that the Company has used and the related accounting treatment:

Qualifying hedges -- Instruments used as hedges must be effective at managing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract. Accordingly, changes in fair values or cash flows of these hedge instruments must have a high degree of offsetting effect on changes in fair values or cash flows of the underlying hedged items. Interest rate swaps that meet these criteria are accounted for under the deferral or accrual method. If a derivative does not meet these criteria, or if the designated hedged item ceases to exist, then the Company subsequently accounts for the derivative at its fair value, with gains or losses on derivative contracts recognized through earnings. During fiscal years 1997 through 2000, it was not always possible to obtain documentation to support hedge accounting. Therefore, the following criteria were used to identify those derivative instruments to which hedge accounting (i.e. accrual accounting) would be applied:

- The derivative's notional amount must not exceed the aggregate principal of hedged debt outstanding.

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

Swap termination/amortization -- If a terminated interest rate swap received hedge accounting before termination, the fair value at the termination date is deferred as a component of the hedged item and amortized over the remaining swap life if either the debt remains outstanding or it is probable that the existing debt will be replaced. Otherwise, the fair value at the termination date will be reported in earnings at that date. If the terminated swap was already being reported at fair value, then the change in fair value of the terminated swap since the previous reporting period is recorded in earnings.

Swap modification -- A modification of an existing interest rate swap is considered a termination of the existing swap and the execution of a new interest rate swap.

Mark-to-market contracts -- All noninterest rate swap derivatives (e.g., futures, forwards and options primarily based on interest rates, but that include other underlyings), as well as interest rate swaps not meeting the qualifying hedge requirements discussed above, are measured at fair value through earnings from inception to maturity.

Written options other than termination/extension clauses -- All interest rate swaps with written option components attributable to terms other than permanent terminations or extensions are considered written options in their entirety and are measured at fair value through earnings from inception to maturity.

Off-market swaps -- Certain interest rate swaps had terms at inception that deviated from market, which caused their fair value to not equal zero at the inception of the contracts. For these instruments, the Company segregated the contract between a fixed-rate borrowing and an at-market swap. The borrowing is repaid through allocating a portion of the settlement payments under the actual swap. The portion of the contract settlements that generates the cash flows arising from the off-market terms is recorded as interest expense and a reduction of the fixed-rate borrowing using the effective interest method. The remaining cash flows are reported as an at-market swap, which is treated as a qualifying hedge if it meets the criteria described above or as a mark-to-market contract if it does not meet the criteria.

Financial statement presentation -- Prior to their involuntary termination, the fair value of derivative instruments accounted for as mark-to-market contracts were included in other current assets for those with a positive fair value, or in derivative liabilities for those with a negative fair value. The net book values of amortizing fixed-rate borrowings that result from off-market swaps are included in derivative liabilities. At August 31, 2001 and 2000, all derivative liabilities are included in liabilities subject to compromise. Interest income and expense that resulted from the settlement of all interest rate swap transactions, as well as interest expense on any segregated fixed-rate borrowings, were recorded in the applicable interest income or expense caption in the consolidated statements of operations. Gains and losses on transactions not receiving hedge accounting were recorded in derivative (losses) gains.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", which delayed the original effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which amends SFAS No. 133. SFAS No. 138 addresses a limited number of issues related to the implementation of SFAS No. 133. On September 1, 2001, the Company adopted the provisions of SFAS No. 133, as amended. The adoption of SFAS No. 133 had no impact on the previously terminated interest rate derivatives or related derivative liabilities reported as liabilities subject to compromise.

On December 15, 2000, the Bankruptcy Court approved a multi-year marketing and distribution agreement between the Company and SystemOne Technologies, Inc. ("SystemOne"). A warrant received in conjunction with this agreement is being accounted for as a derivative under SFAS No. 133. The warrant does not qualify for hedge accounting treatment, and as such, changes in the fair value of the warrant are reported in earnings.

REVENUE RECOGNITION

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Consolidated Financial Statements." SAB No. 101 requires that four basic criteria must be met before revenue can be recognized: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the fee is fixed and determinable; and (iv) collectibility is reasonably assured.

The Company recognizes revenue upon disposal for its waste collection and disposal activities, and over the applicable service intervals for its parts cleaner and related businesses. Consulting and oil collection services revenue is recognized when services are performed. Revenue from product sales is recognized upon delivery to the customers. Unearned revenue has been recorded for services billed but not earned in the accompanying consolidated balance sheets. Direct costs associated with the handling and transportation of waste prior to disposal and other variable direct costs associated with the Company's parts cleaner and related businesses are capitalized as a component of other current assets in the accompanying consolidated balance sheets and expensed when the related revenue is recognized. Deferral periods related to unearned revenue and the related direct costs typically range from one to six months.

STOCK-BASED COMPENSATION

As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation", the Company has elected to apply APB Opinion No. 25, "Accounting for Stock Issued to Employees", in accounting for its stock option plans. Accordingly, no compensation cost has been recognized because the option exercise price of all options granted was equal to the market price of the underlying stock on the date of the grant. The Company has provided the pro forma disclosure of the fair value of options granted as required by SFAS No. 123 (see Note 20).

INCOME TAXES

Income taxes are calculated in accordance with SFAS No. 109, "Accounting for Income Taxes". Deferred income taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts. Future tax benefits, such as net operating loss carryforwards, are recognized to the extent that realization of such benefits is more likely than not.

FOREIGN CURRENCY

Foreign subsidiary balances are translated according to the provisions of SFAS No. 52, "Foreign Currency Translation". The functional currency of each foreign subsidiary is in its respective local currency. Assets and liabilities are translated to U.S. Dollars at the exchange rate in effect at the balance sheet date and revenue and expenses at the average exchange rate for the year. Gains and losses from the translation of the Consolidated Financial Statements of the foreign subsidiaries into U.S. dollars are included in stockholders' deficit as a component of other comprehensive income (loss).

Gains and losses resulting from foreign currency transactions are recognized in other (expense) income in the accompanying consolidated statements of operations. The Company recognized a loss from foreign currency transactions of $1.0 million in fiscal 2001, a gain of $0.5 million in fiscal 2000 and a loss of $1.3 million in fiscal 1999. Recorded balances, that are denominated in a currency other than the functional currency, are adjusted to the functional currency using the exchange rate at the balance sheet date.

LOSS PER SHARE

Basic and diluted loss per share are calculated according to the provisions of SFAS No. 128, "Earnings per Share". Basic loss per share excludes any dilutive effects of options and convertible securities. Basic loss per share is computed using the weighted average number of common shares outstanding during the year. Diluted loss per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. For all periods presented, the effect of the Company's common stock options and subordinated convertible debenture are excluded from the dilutive loss per share calculation since inclusion of such items would be antidilutive. At August 31, 2001, 2000, and 1999 there were 584,650, 1,046,863 and 1,200,988 options to purchase shares of common stock at a weighted average exercise price of $13.90, $13.84 and $13.90 per share, respectively.

USE OF ESTIMATES

The preparation of the Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenue and expenses during the reporting period. Certain estimates require management's judgement, and when applied, materially effect the Company's Consolidated Financial Statements. The Company considers the "Basis of Presentation" (see above), environmental liabilities, asset impairments, litigation contingencies, Safety-Kleen (Pinewood), Inc. and recent accounting developments to include estimates that required or will require management's judgement. These estimates involve matters that are inherently uncertain in nature and have a material effect on the Consolidated Financial Statements. Actual results could differ materially from those estimates.

RECENT ACCOUNTING DEVELOPMENTS

In July 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. SFAS No. 141 also specifies criteria for intangible assets acquired in a business combination to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company is required to adopt the provisions of SFAS No. 141 immediately for new transactions and SFAS No. 142 at the earlier of its emergence from bankruptcy or September 1, 2002. Early adoption of SFAS No. 142 is permitted.

The Company's existing goodwill and intangible assets will continue to be amortized prior to the adoption of SFAS No. 142. Upon adoption of SFAS No. 142, the Company must evaluate its existing intangible assets and goodwill. Upon adoption of SFAS No. 142, the Company will be required to reassess the useful lives and residual values of all recorded intangible assets, and make any necessary amortization period adjustments by the end of the second fiscal quarter following adoption. Additionally, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 by the end of the second fiscal quarter following adoption. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle.

As of September 1, 2002, the Company expects to have unamortized goodwill of approximately $1.2 billion, which will be subject to the transition provisions of SFAS No. 142. Amortization expense related to goodwill and other intangible assets was $71.4 million, $73.4 million and $74.3 million for each of the three fiscal years ended August 31, 2001, 2000 and 1999, respectively. The Company believes it will likely incur a significant write-down in the value of its intangible assets at the earlier of its emergence from bankruptcy, as provided by SOP 90-7, or the adoption of SFAS No. 142.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 will require, upon adoption, that the Company recognize as a component of asset cost, the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. Under this statement, the liability is discounted and accretion expense is recognized using the credit-adjusted risk-free interest rate in effect when the liability was initially recognized. SFAS No. 143 is effective for Consolidated Financial Statements issued for fiscal years beginning after June 15, 2002. The Company will be required to adopt SFAS No. 143 at the earlier of its emergence from bankruptcy or September 1, 2002. The Company is currently in the process of evaluating the impact of SFAS No. 143; however, the adoption of this standard is expected to result in the recognition of additional assets and liabilities, and may result in a significant charge to operations in the period of adoption.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes FASB statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business (as previously defined in that opinion). SFAS No. 144 is effective for Consolidated Financial Statements issued for fiscal years beginning after December 15, 2001. The Company will be required to adopt SFAS No. 144 at the earlier of its emergence from bankruptcy or September 1, 2002. The new rules change the criteria for classifying an asset as held-for-sale. The standard also broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations, and changes the timing of recognizing losses on such operations. The Company is currently in the process of evaluating the potential impact that the adoption of SFAS No. 144 will have on its consolidated financial position and results of operations.

OTHER MATTERS

Certain prior year amounts have been reclassified to conform to current year presentation.

4.  RESTRICTIONS ON CASH AND CASH EQUIVALENTS

Cash and cash equivalents of approximately $41 million and $8 million were held by the Company's Canadian operations as of August 31, 2001 and 2000, respectively. The Company's ability to utilize cash held by Canadian operations for domestic operating, capital expenditure, financial assurance and environmental liability requirements is limited as a result of the bankrupt status of the Debtors, the requirements of the Senior Credit Facility and tax consequences.

5.  ACCOUNTS RECEIVABLE

Accounts receivable at August 31, 2001, and 2000 consist of the following ($ in thousands):


                                               2001              2000
                                            ---------         ---------
Trade accounts receivable                   $ 298,946         $ 361,078
Accrued revenue
                                               20,293            15,345
Other receivables
                                                9,735            16,172
Allowance for uncollectible accounts          (69,950)          (85,253)
                                            ---------         ---------
                                            $ 259,024         $ 307,342
                                            =========         =========

6.  PROPERTY, PLANT AND EQUIPMENT

Net property, plant and equipment at August 31, 2001 and 2000 consist of the following ($ in thousands):


                                                                                        RANGE OF
                                                                                    ESTIMATED USEFUL
                                                         2001         2000                LIVES
                                                     ----------    ---------      ------------------
Land                                                 $   76,413    $   80,007                    N/A
Landfill sites and improvements                         194,309       191,607            0-126 years
Buildings                                               229,763       238,599            20-40 years
Machinery and equipment                                 581,945       530,482             3-40 years
                                                                                    Lesser of useful
Leasehold improvements                                   19,977        19,437     life or lease term
Construction in process                                  18,242        11,551                    N/A
                                                     ----------    ----------
Total property, plant and equipment                   1,120,649     1,071,683
Less: Accumulated depreciation and amortization        (357,046)     (298,808)
                                                     ----------    ----------
Property, plant and equipment, net                   $  763,603    $  772,875
                                                     ==========    ==========

Machinery and equipment includes the cost of Company-owned parts cleaner service machines placed at customers' locations as part of the Company's parts cleaner service offering, as well as such machines and replacement parts on-hand for future placement at customers' locations. Depreciation commences when a unit is placed in service at a customer location. The combined net book value of such machines was $94.7 million and $77.4 million at August 31, 2001 and 2000, respectively.

Depreciation and amortization expense related to property, plant and equipment was $72.4 million, $96.5 million and $87.0 million in fiscal 2001, 2000 and 1999, respectively.

Included within property, plant and equipment is an administrative office building held for sale, which was the former headquarters of Old Safety-Kleen in Elgin, Illinois. The building, including land and related improvements, has been recorded at its estimated fair value, less estimated costs to sell, of approximately $9.6 million and $17.0 million, as of August 31, 2001 and 2000, respectively.

During fiscal 2001, the Company had no capitalized interest costs, as contractually required interest payments have been stayed by bankruptcy. During fiscal 2000 and 1999, the Company capitalized total interest costs of $1.2 million and $2.4 million, respectively.

7.  INTANGIBLE ASSETS


Intangible assets at August 31, 2001 and 2000 consist of the following ($ in thousands):

                                          2001                2000
                                      -----------         -----------
Customer lists                        $   220,000         $   220,000
Software                                   50,000              50,000
Permits, non-landfill                     384,590             384,010
Goodwill                                1,351,373           1,352,993
                                      -----------         -----------
    Total intangible assets             2,005,963           2,007,003
Less: accumulated amortization           (277,979)           (208,718)
                                      -----------         -----------
Intangible assets, net                $ 1,727,984         $ 1,798,285
                                      ===========         ===========

The amortization expense associated with customer lists was $12.7 million in each of fiscal 2001, 2000 and 1999. The amortization expense associated with software was $10.0 million in each of fiscal 2001, 2000 and 1999. The amortization expense associated with non-landfill permits was $12.5 million in fiscal 2001 and $12.2 million in each of fiscal 2000 and 1999. The amortization expense associated with goodwill was $36.1 million, $38.5 million, and $39.4 million in fiscal 2001, 2000 and 1999, respectively.


8.  ACCRUED OTHER LIABILITIES

Accrued other liabilities at August 31, 2001 and 2000 consist of the following ($ in thousands):


                                                2001           2000
                                              --------        -------

Accrued interest payable                      $  9,614        $ 2,062
Accrued employee salaries and benefits          39,491         28,387
Accrued professional fees                       42,658          1,540
Accrued insurance                               16,061          7,408
Accrued taxes                                   15,648         10,963
Accrued other                                   31,352         18,851
                                              --------        -------
    Total                                     $154,824        $69,211
                                              ========        =======


Included in accrued other is the current portion of capital lease obligations of $4,641; the long-term portion of capital lease obligations is classified in other long-term liabilities in the accompanying consolidated balance sheets.

9.  CLOSURE, POST-CLOSURE AND ENVIRONMENTAL REMEDIATION LIABILITIES

The Company records environmentally related accruals for both its landfill and non-landfill operations. See Note 3 for further discussion of the Company's methodology for estimating and recording these accruals.

Final closure and post-closure liabilities -- The Company has material financial commitments for the costs associated with requirements of the United States Environmental Protection Agency (the "EPA"), and the comparable regulatory agency in Canada for the final closure and post-closure activities at the majority of its facilities. In the United States, the final closure and post-closure requirements are established under the standards of the EPA, and are implemented and applied on a state-by-state basis. Estimates for the cost of these activities are developed by the Company's engineers, accountants and external consultants, based on an evaluation of site-specific facts and circumstances, including the Company's interpretation of current regulatory requirements and proposed regulatory changes. Such estimates may change in the future due to various circumstances including, but not limited to, permit modifications, changes in legislation or regulations, technological changes and results of environmental studies. Final closure and post-closure plans are established in accordance with the individual site permit requirements. Landfill post-closure periods are generally expected to be for a period of 30 years after closure, but may extend to a period of 100 years. See Note 14 for a discussion of the Pinewood Facility.

For purchased landfills, the Company assesses and records the present value of the estimated closure and post-closure liability based upon the estimated final closure and post-closure costs and the percentage of airspace consumed as of the purchase date. Thereafter, the difference between the liability recorded at the time of acquisition and the present value of total estimated final closure and post-closure costs to be incurred is accrued prospectively on a units of consumption basis over the estimated useful economic life of the landfill.

Remedial liabilities, including Superfund liabilities -- The Company periodically evaluates potential remedial liabilities at sites that it owns or operates and at sites to which it has transported or disposed of waste, including 55 Superfund sites as of February 28, 2002. The majority of the issues at Superfund sites relate to allegations that the Company, or its predecessors, transported waste to the facilities in question, often prior to the acquisition of the alleged potentially responsible party ("PRP") by Safety-Kleen. The Company periodically reviews and evaluates sites requiring remediation, including Superfund sites, giving consideration to the nature (i.e., owner, operator, transporter or generator) and the extent (i.e., amount and nature of waste hauled to the location, number of years of site operations or other relevant factors) of the Company's alleged connection with the site, the regulatory context surrounding the site, the accuracy and strength of evidence connecting the Company to the location, the number, connection and financial ability of other named and unnamed PRPs and the nature and estimated cost of the likely remedy. Where the Company concludes that it is probable that a liability has been incurred, provision is made in the Consolidated Financial Statements, based upon management's judgment and prior experience, for the Company's best estimate of the liability. Such estimates, which are inherently subject to change, are subsequently revised if and when additional information becomes available.

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

Discounted environmental liabilities -- When the Company believes that both the amount of a particular environmental liability and the timing of the payments are fixed or reliably determinable, its cost in current dollars is inflated using estimates of future inflation rates (2.9% at each of August 31, 2001 and 2000) until the expected time of payment, then discounted to its present value using a risk-free discount rate (5.8% at each of August 31, 2001 and 2000). The portion of the Company's recorded environmental liabilities (including closure, post-closure and remedial obligations) that is not inflated or discounted was approximately $278.0 million and $236.0 million at August 31, 2001 and 2000, respectively. Had the Company not discounted any portion of its liability, the amount recorded would have been increased by approximately $122.9 million and $132.1 million at August 31, 2001 and 2000, respectively. The Company estimates it will provide $213.9 million in additional environmental reserves (including the inflation and discount factors referred to above) over the remaining site lives of its facilities based on current estimated costs.

The Company has recorded liabilities for closure, post-closure and remediation obligations as of August 31, 2001 and 2000 as follows ($ in thousands):

                                                                          2001            2000
                                                                        --------        --------

Current portion of environmental liabilities                            $ 41,218        $ 41,122
Non-current portion of environmental liabilities                         340,442         285,634
Balances included in liabilities subject to compromise (see Note 11)      11,096           9,579
                                                                        --------        --------
      Total                                                             $392,756        $336,335
                                                                        ========        ========

In the following table, reserves for environmental matters are classified as of each balance sheet date based on their classification at August 31, 2001. Reserves for closure, post-closure and remediation as of August 31, 2001 and 2000, respectively, are as follows ($ in thousands):

                                                                    2001            2000
                                                                 --------        --------

Landfill facilities:
   Cell closure                                                  $ 24,926        $ 26,028
   Final closure                                                   22,222          17,732
   Post-closure                                                    67,356          59,198
   Remediation                                                     23,490          21,562
                                                                 --------        --------
                                                                  137,994         124,520
                                                                 --------        --------

Non-landfill facilities:
   Remediation, closure and post-closure for closed sites         174,085         130,896
   Remediation (including Superfund) for open sites                80,677          80,919
                                                                 --------        --------
                                                                  254,762         211,815
                                                                 --------        --------
     Total                                                       $392,756        $336,335
                                                                 ========        ========

All of the landfill facilities included in the table above are active as of August 31, 2001, except the Pinewood Facility. Total closure and post-closure reserves related to the Pinewood Facility were $51.0 million and $44.6 million as of August 31, 2001 and 2000, respectively. Total environmental remediation reserves related to the Pinewood Facility were $2.9 million and $0.4 million as of August 31, 2001 and 2000, respectively. The South Carolina Department of Health and Environmental Control has required that an environmental impairment fund ("EIF") be established for any potential environmental clean-up and restoration of environmental impairment at the Pinewood Facility. The obligation to contribute to the EIF has been treated as a commitment to restrict assets and no liability related to the obligation has been recorded as of August 31, 2001 and 2000 (see Notes 3 and 14).

The changes to environmental liabilities for the year ended August 31, 2001 are as follows ($ in thousands):

                                               AUGUST 31,     CHARGES TO  RECLASSIFICATIONS                   AUGUST 31,
                                                 2000          EXPENSE       AND OTHER        PAYMENTS          2001
                                               --------       ----------  -----------------   --------        ----------

Landfill facilities                            $124,520        $20,956        $  (887)        $ (6,595)        $137,994

Non-landfill Facilities:
 Remediation, closure and post-closure          130,896         54,143          1,549          (12,503)         174,085
 for closed sites

 Remediation (including Superfund) for
 open sites                                      80,919          4,406           (718)          (3,930)          80,677
                                               --------        -------        -------         --------         --------

 Total                                         $336,335        $79,505        $   (56)        $(23,028)        $392,756
                                               ========        =======        =======         ========         ========

Approximately $44.8 million of the charges to expense in the table above represent the provision for early facilities closures and post-closures and are included in "Impairment and other charges" in the consolidated statements of operations for the year ended August 31, 2001 (see Note 17); the remainder is included in "Operating" expenses.

Anticipated payments (based on current estimated costs) and anticipated timing of necessary regulatory approvals to commence work on closure, post-closure and remediation activities for each of the next five years and thereafter are as follows ($ in thousands):

Year ending August 31,
     2002                                               $ 42,946
     2003                                                 55,380
     2004                                                 47,114
     2005                                                 24,210
     2006                                                 21,444
     Thereafter                                          415,533
                                                        --------
          Subtotal                                       606,627
    Less:
      Reserves to be provided (net of discount of
      $122.9 million) over remaining site lives         (213,871)
                                                        --------
      Total                                             $392,756
                                                        ========

10.  LONG-TERM DEBT AND OTHER FINANCING

Long-term debt and other financing at August 31, 2001 and 2000 consisted of the following ($ in thousands):


                                                                          2001                2000
                                                                      -----------         -----------

First DIP Facility                                                    $        --         $        --
Domestic Borrowings and other financing subject to compromise:
   Senior Credit Facility:
       Term Loans                                                       1,137,750           1,137,750
       Revolver                                                           340,000             340,000
   Senior Subordinated Notes, due June 1, 2008                            325,000             325,000
   Senior Notes, due May 15, 2009                                         225,000             225,000
   Promissory note, due May 2003                                           60,000              60,000
   Industrial revenue bonds, due 2003-2027                                 80,603              90,900
   Other                                                                    3,237              11,425
                                                                      -----------         -----------
                                                                        2,171,590           2,190,075
                                                                      -----------         -----------
Canadian Borrowings:
   Senior Credit Facility                                                  45,910              48,269
   Operating Facility                                                      16,313              17,152
                                                                      -----------         -----------
                                                                           62,223              65,421
                                                                      -----------         -----------
   Total debt                                                           2,233,813           2,255,496
Less: Current portion not subject to compromise                           (62,223)            (65,421)
Less: Liabilities subject to compromise (see Note 11)                  (2,171,590)         (2,190,075)
                                                                      -----------         -----------
       Long-term debt                                                 $        --         $        --
                                                                      ===========         ===========

DIP FACILITY

On July 19, 2000, the Bankruptcy Court granted final approval of a one-year $100 million Revolving Credit Agreement underwritten by Toronto Dominion (Texas), Inc. as general administrative agent and CIT Group/Business Credit, Inc. as collateral agent (the "First DIP Facility") with an aggregate sublimit for letters of credit of $35 million. The actual amount available under the First DIP Facility was subject to a borrowing base computation. The First DIP Facility was amended on ten occasions through February 28, 2002, which amendments have, among other things, extended the maturity date, increased the aggregate limit for letters of credit to $95 million, increased the sublimits for letters of credit for certain uses and waived the Debtors' non-compliance with certain affirmative covenants under the First DIP Facility. The Debtors are jointly and severally liable under the First DIP Facility. As of August 31, 2001, no amounts have been drawn on the First DIP Facility and approximately $48 million of letters of credit have been issued.

See Note 29 regarding the eleventh amendment to the First DIP Facility and the Second Amended and Restated DIP Facility.

OTHER DOMESTIC BORROWINGS

Senior Credit Facility -- In April 1998, the Company repaid its then existing bank credit facility and established a $2.2 billion Senior Credit Facility (the "Senior Credit Facility") pursuant to a credit agreement between the Company and a syndicate of banks and other financial institutions. In June 1998, the availability of the Senior Credit Facility was permanently reduced by $325 million to $1.875 billion by the subsequent issuance of the Senior Subordinated Notes described below. The Senior Credit Facility consists of five parts: (i) a $550 million six-year Senior Secured Revolving Credit Facility with a $200 million letter of credit sublimit and $400 million sublimit for loans (the "Revolver"); (ii) a $455 million six-year senior secured amortizing term loan;
(iii) a $70 million six-year senior secured amortizing term loan; (iv) a $400 million minimally amortizing seven-year senior secured term loan; and (v) a $400 million minimally amortizing eight-year senior secured term loan. The term loans referred to in clauses (ii), (iii), (iv) and (v) are collectively referred to herein as the "Term Loans."

Interest costs on the Senior Credit Facility are reset periodically, at least annually, and vary depending on the particular facility and whether the Company chooses to borrow under Eurodollar or non-Eurodollar loans. Interest rates applicable to the Senior Credit Facility ranged from 7.56% to 12.88%, including a 2% default premium, effective June 1, 2000.

As of August 31, 2001, the Term Loans have been drawn in full and borrowings outstanding under the Revolver totaled $340 million. In addition, there were approximately $83.0 million of letters of credit issued under the terms of the Revolver. As a result of the Debtors' Chapter 11 Cases, all additional availability under the Revolver has been terminated, although the letters of credit remain outstanding.

Domestic borrowings of Safety-Kleen Services, Inc. (formerly known as LES, Inc.) (the "Domestic Borrower") under the Senior Credit Facility are collateralized by substantially all of the non-hazardous tangible and intangible assets of the domestic subsidiaries of the Domestic Borrower, plus 65% of the capital stock of Safety-Kleen's foreign wholly-owned subsidiaries, including, but not limited to, Safety-Kleen's primary Canadian subsidiaries, Safety-Kleen Canada Inc. and Safety-Kleen Ltd. (the "Canadian Borrower"). In addition, substantially all of the capital stock of the Domestic Borrower and its wholly-owned or majority-owned domestic subsidiaries is pledged to the Domestic Senior Credit Facility lenders (the "Domestic Lenders") and such domestic subsidiaries guarantee the obligations of the Domestic Borrower to the Domestic Lenders.

Senior Subordinated Notes -- On May 29, 1998, the Domestic Borrower, a wholly-owned subsidiary of Safety-Kleen, issued $325 million 9.25% Senior Subordinated Notes due 2008 in a Rule 144A offering. In accordance with an Exchange and Registration Rights Agreement entered at the time of the issuance of the aforementioned notes, the Company filed a registration statement with the SEC on June 24, 1998, pursuant to which the Company exchanged the 9.25% Senior Subordinated Notes due 2008 for substantially identical notes of the Company (the "1998 Notes"). Net proceeds from the sale of the 1998 Notes, after the underwriting fees and other expenses, were approximately $316.8 million. The proceeds were used to repay a portion of the borrowings outstanding under the Senior Credit Facility.

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

The 1998 Notes are general unsecured obligations of the Domestic Borrower, subordinated in right of payment to all existing and future senior indebtedness, as defined, of the Domestic Borrower. The 1998 Notes will rank senior in right of payment to all existing and future subordinated indebtedness of the Domestic Borrower, if any. The payment of the 1998 Notes are guaranteed on a senior subordinated basis by Safety-Kleen and are jointly and severally guaranteed on a senior subordinated basis by the Domestic Borrower's wholly-owned domestic subsidiaries. No foreign direct or indirect subsidiary or non wholly-owned domestic subsidiary is an obligor or guarantor on the financing (see Note 27).

Senior Notes -- On May 17, 1999, Safety-Kleen issued $225 million 9.25% Senior Notes due 2009 in a Rule 144A offering which were subsequently exchanged for substantially identical notes of Safety-Kleen in an offering registered with the SEC in September 1999 (the "1999 Notes"). Net proceeds, after the underwriting fees and other expenses, were approximately $219 million and were used to finance the cash portion of the purchase price for the repurchase of the pay-in-kind debenture ("PIK Debenture"), for expenses relating to the repurchase and for general corporate purposes.

The 1999 Notes mature on May 15, 2009, with interest payable semi-annually on May 15 and November 15. The 1999 Notes will be redeemable, in whole or in part, at the option of Safety-Kleen, at any time and from time to time at a redemption price as defined in the indenture. Upon a change in control of Safety-Kleen, each holder of the 1999 Notes may require Safety-Kleen to repurchase all or a portion of such holder's 1999 Notes at 101% of the principal amount thereof, plus accrued interest.

The 1999 Notes are unsecured and rank equally with all existing and future senior indebtedness and are senior to all existing and future subordinated indebtedness. The 1999 Notes are not guaranteed by Safety-Kleen's subsidiaries.

The Senior Credit Facility, the 1998 Notes and the 1999 Notes contain negative, affirmative and financial covenants including covenants restricting debt, guarantees, liens, mergers and consolidations, sales of assets, transactions with affiliates, the issuance of stock to third parties and payment of dividends and establishing a total leverage ratio test, a fixed charge coverage test, an interest coverage ratio test and a maximum contingent obligation to operating cash flow ratio test. As a result of the Chapter 11 Cases, Safety-Kleen, which was not in compliance with the covenants at the time of the Chapter 11 Cases, classified the entire portion of domestic borrowings as liabilities subject to compromise.

Other Borrowings -- The $60.0 million promissory note and $25.7 million of the Industrial revenue bonds are guaranteed by Laidlaw (see Notes 14 and 23) and the bonds are secured by the properties financed.

CANADIAN BORROWINGS

Senior Credit Facility - The Canadian Borrower and Safety-Kleen's Canadian subsidiaries participated in the Senior Credit Facility under which it established and initially borrowed $70.0 million (USD) from a syndicate of five banks. The term loan has a floating interest rate based on Canadian prime plus 1.375% or Canadian Bankers Acceptance, ("CB/A") plus 2.375%, at the Company's discretion. As a result of the Debtors' filing for Chapter 11 bankruptcy protection, its Canadian subsidiaries are in default of the loan conditions and a notice of default has been issued by the banks making the loan payable on demand. In accordance with the provisions of default under the Senior Credit Facility, the floating interest rate will increase an additional 2% if all or a portion of any principal of any Loan, any interest payable thereon, any commitment fee or any Reimbursement Obligation or Acceptance Reimbursement Obligation or other amount payable hereunder shall not be paid when due. Accordingly, the outstanding loan balance is classified as a current liability as of August 31, 2001 and 2000, and interest continues to accrue at the Canadian prime plus 3.375%.

Canadian Operating Facility -- On April 3, 1998, the Canadian Borrower entered into a letter agreement with the Toronto Dominion Bank providing an operating line of credit of up to $35.0 million (CDN). The letter agreement has a floating interest rate based on Canadian prime plus 1.375% or CB/A plus 2.375% for Canadian borrowings and prime plus 1.375% or LIBOR plus 2.375% for U.S. borrowings, at the

Company's discretion. On March 4, 2000, Toronto Dominion Bank cancelled this letter agreement at which time the Canadian Borrower had borrowings of $17.2 million and letters of credit totaling $3.6 million. The full amount borrowed was in default at August 31, 2001 and 2000, due to breaches of loan covenants by the local subsidiary. Accordingly, the outstanding loan balance is classified as a current liability as of August 31, 2001 and 2000.

Borrowings by the Canadian Borrower under the Senior Credit Facility and the Canadian Operating Facility are collateralized by substantially all of the tangible personal property of Safety-Kleen's Canadian subsidiaries and by the guarantees of the Domestic Borrower's domestic, wholly-owned and majority-owned subsidiaries. Additionally, 35% of the common stock of Safety-Kleen Canada Inc. and of the Canadian Borrower is pledged in favor of the Canadian Senior Credit Facility Lenders and the Canadian Operating Facility Lenders.

SUBORDINATED CONVERTIBLE DEBENTURE

On May 15, 1997, the Company issued a $350 million 5% subordinated convertible PIK Debenture due May 15, 2009, to Laidlaw, in partial payment for the Rollins Acquisition described in Note 1.

Interest on the PIK Debenture was payable semiannually, on November 15 and May 15 until maturity. Interest payments due during the first two years after issuance of the PIK Debenture were required to be satisfied by the issuance of Safety-Kleen's common stock, based on the market price of the common shares at the time the interest payments were due. At the Company's option, any other interest or principal payments, other than optional early redemption, could have been satisfied by issuing common stock, based on the market price of the stock at the time such payments are due. During the fiscal year ended August 31, 1999, the Company issued 1,545,399 of common shares to Laidlaw, in satisfaction of interest payments due.

On August 27, 1999, the Company repurchased the PIK Debenture for an aggregate purchase price comprised of (i) $200 million in cash; (ii) 11,320,755 shares of common stock; and (iii) 376,858 shares of common stock in satisfaction of accrued and unpaid interest on the PIK Debenture to the date of purchase. The cash portion of the purchase price was financed with the issuance of the 1999 Notes.

As discussed in Note 14, the Company filed an action against Laidlaw and its affiliate companies LTI and Laidlaw International Finance Corporation ("LIFC") to recover funds of over $200 million related to the repurchase of the PIK Debenture.

INTEREST EXPENSE

During fiscal 2001, the Company did not enter into any interest rate swap agreements to hedge interest rate exposures as all of the Company's variable-rate debt is currently classified as liabilities subject to compromise and accrued interest on pre-petition debt is usually disallowed by the Bankruptcy Court. However, during fiscal 2000 and 1999, the Company did enter into interest rate swap agreements (see Note 19). Interest expense incurred under the Company's credit facilities and other borrowings was $5.0 million, $141.9 million and $186.2 million (net of interest income of $3.7 million, $3.6 million and $7.6 million) for fiscal years ended August 31, 2001, 2000 and 1999, respectively (excluding contractual interest on domestic borrowings of $245.4 million for fiscal 2001 and $60.8 million for fiscal 2000, after the June 9, 2000 bankruptcy filing (see Note 11).

11.  LIABILITIES SUBJECT TO COMPROMISE

The principal categories of claims classified as liabilities subject to compromise under bankruptcy reorganization proceedings are identified below. All amounts below may be subject to future adjustment depending on Bankruptcy Court action, further developments with respect to disputed claims, or other events, including the reconciliation of claims filed with the Bankruptcy Court to amounts included in the Company's records (see Note 1). Additional pre-petition claims may arise from rejection of additional executory contracts or unexpired leases by the Debtors. Under a confirmed plan or plans of reorganization, all pre-petition claims may be paid and discharged at amounts substantially less than their allowed amounts.

Recorded liabilities -- On a consolidated basis, recorded liabilities subject to compromise under Chapter 11 proceedings as of August 31, 2001 and 2000, consisted of the following ($ in thousands):

                                            2001                2000
                                        -----------         -----------
Accrued litigation                      $    18,880         $    19,891
Derivative liabilities                       69,461              69,461
Trade accounts payable                      112,052             126,454
Accrued insurance liabilities                15,583              18,019
Environmental liabilities                    11,096               9,579
Accrued interest                             67,147              67,147
Senior Credit Facility:
    Term loans                            1,137,750           1,137,750
    Revolver                                340,000             340,000
    Adequate protection payments            (18,088)            (18,950)
Senior Subordinated Notes                   325,000             325,000
Senior Notes                                225,000             225,000
Promissory note                              60,000              60,000
Industrial revenue bonds                     80,603              90,900
Other                                        36,790              30,722
                                        -----------         -----------
                                        $ 2,481,274         $ 2,500,973
                                        ===========         ===========

During fiscal 2001, the Debtors entered into Bankruptcy Court approved settlements to pay approximately $12.6 million in settlement of approximately $18.2 million of pre-petition liabilities related to certain critical vendors. Extraordinary gains of $5.6 million have been reported in the accompanying statements of operations as a result of these settlements in fiscal 2001.

As a result of the Chapter 11 Cases, principal and interest payments may not be made on pre-petition debt without Bankruptcy Court approval or until a plan or plans of reorganization defining the repayment terms has been confirmed. The total interest on pre-petition debt that was not paid or charged to earnings for the period from June 9, 2000 to August 31, 2001 was $306.2 million. Such interest is not being accrued since it is not probable that it will be treated as an allowed claim. The Bankruptcy Code generally disallows the payment of interest that accrues post-petition with respect to unsecured or undersecured pre-petition liabilities.

Contingent liabilities -- Contingent liabilities as of the Chapter 11 filing date are also subject to compromise. At August 31, 2001, the Company was contingently liable to banks, financial institutions and others for approximately $88.1 million for outstanding letters of credit, which included $0.8 million of performance bonds securing performance of sales contracts and other guarantees in the ordinary course of business.

The Company is a party to litigation matters and claims that are normal in the course of its operations. Generally, litigation related to "claims", as defined by the Bankruptcy Code, is stayed. Also, as a normal part of their operations, the Company undertakes certain contractual obligations, warranties and guarantees in connection with the sale of products or services. The outcome of the bankruptcy process on these matters cannot be predicted with certainty.

Adequate protection payments -- On August 11, 2000, the Company completed the sale of its remaining 44% interest in its European operations. The Company received approximately $34 million in cash and subject to contingencies, approximately $1 million in deferred payments. From these proceeds and the proceeds of the sale of the Company's Rosemount facility, approximately $19 million was paid to the Company's pre-petition lenders of the Senior Credit Facility as an adequate protection payment related to the security interest in both of these assets held by such lenders. These payments are classified as a reduction in the "Liabilities Subject to Compromise" associated with these lenders in the Consolidated Financial Statements at August 31, 2000.

12.  ACQUISITIONS

During the third quarter of fiscal 1999, the Company recorded adjustments to the initially allocated fair values from the acquisition of Old Safety-Kleen, primarily related to legal, environmental, and tax exposures and adjustments related to the carrying value of certain assets, resulting in a net increase to goodwill of $52.2 million. In fiscal 2000, additional goodwill of $19.0 million was recorded related to the recognition of tax contingencies existing at the date of acquisition.

During fiscal 2000 and 1999, the Company completed various acquisitions, all of which were paid for in cash. All of these acquisitions have been accounted for under the purchase method of accounting. The Company has included the results of operations for each of these acquired companies from the date of acquisition.

The following table summarizes these acquisitions ($ in thousands):

                                                               2000            1999
                                                             --------         -------
Number of acquisitions                                           3               7
                                                             ========         =======

Total purchase price paid                                    $ 27,072         $14,904
Less: fair value of net (assets) liabilities acquired         (20,476)          2,124
                                                             --------         -------
Goodwill recorded                                            $  6,596         $17,028
                                                             ========         =======

No acquisitions occurred during fiscal 2001.


13.  SALE OF EUROPEAN OPERATIONS

On December 23, 1998, the Company announced the recapitalization of its European operations and the formation of a new entity, Safety-Kleen Europe, Limited. The recapitalization was based on a total enterprise value of $190.0 million, including investments in Safety-Kleen Europe, Limited by Electra Fleming and the senior management group of Safety-Kleen Europe, Limited. In exchange for the contribution of the European operations of Old Safety-Kleen, Safety-Kleen received a 44% equity interest in Safety-Kleen Europe, Limited and $154.0 million in gross cash proceeds, including $22.0 million related to dividends previously declared. Electra Fleming, a third party, purchased a 44% equity interest, and the senior management group acquired a 12% equity interest (on a fully-diluted basis). The proceeds from the sale were used to pay down borrowings under the revolver tranche of the Senior Credit Facility. The allocation of fair value of net assets assumed in the acquisition of Old Safety-Kleen was revised to reflect the enterprise value of the recapitalization based on the sale price of the Company's 56% equity interest in Safety-Kleen Europe, Limited, resulting in no gain or loss on the transaction.

As a result of this recapitalization, the Company removed approximately $117.9 million of goodwill from the consolidated balance sheet, ceased to consolidate the results of the European operations and began to account for the investment by the equity method.

On August 11, 2000, SK Europe, Inc., an indirect subsidiary of Safety-Kleen, sold its remaining 44% interest in Safety-Kleen Europe, Limited to Electra European Fund LP. The Company received $34.4 million in cash and, subject to certain contingencies, an additional $1.3 million in deferred payments. The transaction resulted in a loss before income taxes of $5.3 million, including the recognition of $4.0 million of cumulative foreign currency losses.

14.  COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

The Company enters into operating and capital leases primarily for real property and vehicles under various terms and conditions. As discussed in Note 11, commitments related to certain operating and capital leases are subject to compromise and additional claims may arise from the rejection of unexpired leases. Rent expense for all operating leases amounted to $51.3 million, $51.2 million and $57.9 million in fiscal 2001, 2000 and 1999, respectively.

The following table presents the contractually stated minimum future lease payments ($ in thousands):


                                                    CAPITAL         OPERATING
                                                    LEASES            LEASES
                                                    -------         ---------
       Year ending August 31,
          2002                                     $  5,528         $   36,464
          2003                                        4,644             24,254
          2004                                       10,727             17,110
          2005                                           --             12,181
          2006                                           --              8,530
       Thereafter                                        --             13,209
                                                   --------         ----------
       Total minimum payments                        20,899         $  111,748
       Less: amount representing interest            (1,750)        ==========
                                                   --------
       Obligation under capital leases             $ 19,149
                                                   ========


Assets recorded under capitalized lease agreements included in property, plant and equipment consist of the following as of August 31, 2001, and 2000
($ in thousands):


                                            2001            2000
                                         --------         -------
Property under capital leases            $ 33,983         $ 8,450
Accumulated amortization                  (14,834)         (1,444)
                                         --------         -------
Net property under capital leases        $ 19,149         $ 7,006
                                         ========         =======

A significant portion of the assets recorded under capital leases at August 31, 2000 related to an aircraft which was returned to the lessor in September 2000.

PURCHASE COMMITMENTS

On December 15, 2000, the Bankruptcy Court approved a multi-year marketing and distribution agreement between Safety-Kleen Systems, Inc., a subsidiary of Safety-Kleen, and SystemOne. The agreement, which includes a five-year minimum purchase commitment, appointed the Company as the exclusive North American marketer of, distributor of, and service provider for, the line of parts cleaning equipment manufactured by SystemOne. Under the terms of the agreement, the purchase price for each unit of equipment shall consist of a "standard price" plus a "deferred price." The Company shall pay to SystemOne the standard price at the time of purchase and the deferred price for each unit of equipment purchased in 36 equal monthly payments. The Company may terminate the agreement as of December 15, 2002, by providing written notice to SystemOne of such termination on or before June 18, 2002. The Company's obligation to pay the deferred portion of the purchase price for equipment purchased prior to the termination date shall survive any termination of the marketing and distribution agreement with SystemOne. In connection with the agreement, the Company received a warrant to purchase SystemOne stock (see Notes 3 and 19). The following table presents the contractually stated minimum purchase commitments and deferred price, assuming no early termination of the agreement ($ in thousands):

                                            STANDARD      DEFERRED       TOTAL
                                              PRICE         PRICE      COMMITMENT
                                            --------      --------     ----------
Year ending August 31,
  2002                                       $14,847      $   805       $ 15,652
  2003                                        17,523        1,667         19,190
  2004                                        21,278        2,621         23,899
  2005                                        25,534        3,159         28,693
  2006                                         9,012        3,615         12,627
Thereafter                                        --        4,553          4,553
                                             -------      -------       --------
Total minimum commitments                    $88,194      $16,420       $104,614
Less: Amount representing interest                --       (1,536)        (1,536)
                                             -------      -------       --------
Obligations under SystemOne agreement        $88,194      $14,884       $103,078
                                             =======      =======       ========

Effective July 2000, the Company entered into an outsourcing arrangement with Acxiom Corporation to outsource certain information technology operations and support previously performed at the former headquarters of Old Safety-Kleen. The term of the agreement is five years from the date of integration, which commenced in September 2001, and the cost is approximately $0.6 million per month for a total commitment of approximately $35 million over the five-year period.

Effective July 2001, the Company entered into an agreement with Unisys Corporation and certain of its affiliates to provide outsourced information technology support functions related to personal computer and related network needs. The agreement provides for a monthly fee estimated at approximately $0.5 million based on, among other things, the actual number of workstations, laptops and servers used. The term of the agreement is for five years.

LIABILITY INSURANCE

The Company, through premiums paid to Laidlaw (see Note 23), carried general liability, vehicle liability, employment practices liability, pollution liability, directors and officers liability, worker's compensation and employer's liability coverage, as well as umbrella liability policies to provide excess coverage over the underlying limits contained in these primary policies. Effective September 1, 2000, the Company obtained its insurance requirements from a third-party insurance company.

The Company's directors and officers liability insurance is due to expire on April 3, 2002. The Company is working to obtain new coverage. There can be no assurance that the Company will be able to obtain directors and officers liability insurance coverage to replace this expiring coverage. If the Company does not obtain such coverage there can be no assurance that it will not have a material adverse effect on the Company and its operations.

The Company's insurance programs for certain worker's compensation, general liability (including product liability) and vehicle liability are self-insured up to certain limits. Claims in excess of these self-insurance limits are fully insured. For self-insured worker's compensation, general liability (including product liability), property, and vehicle liability, the Company estimates these liabilities based on actuarially determined estimates of the incurred but not reported claims plus any portion of incurred but not paid claims and premiums. These estimates are generally within a range of potential ultimate outcomes. All employee-related health care benefits are fully self-insured and the Company's liabilities include both an accrual for an estimate of the incurred but not reported claims that is calculated using historical claims data and an accrual for the incurred but not paid claims and premiums.

The Company's liabilities for unpaid and incurred but not reported claims as of August 31, 2001 and 2000 were $42.2 million and $35.1 million, respectively, under its current risk management program. Certain product and worker's compensation liabilities have been classified as long-term liabilities based upon actuarial projections of future claims payments. These liabilities as of August 31, 2001 and 2000 were $10.6 million and $9.2 million, respectively. In addition, $15.6 million and $18.0 million of the self-insured liabilities as of August 31, 2001 and 2000, respectively, are subject to compromise. While the ultimate amount of claims incurred are dependent on future developments, in management's opinion, recorded reserves are adequate to cover the future payment of claims. However, it is reasonably possible that recorded reserves may not be adequate to cover the future payment of claims and there is no guarantee that the Company will have the cash or funds available to pay any or all claims. Adjustments, if any, to estimates recorded resulting from ultimate claim payments will be reflected in results of operations in the periods in which such adjustments are known.

EMPLOYMENT AGREEMENTS

The Company is party to employment agreements with certain executives, which provide for compensation and certain other benefits. The agreements also provide for severance payments under certain circumstances.

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

In compliance with the law, starting in 1997, the Company procured surety bonds issued by Frontier Insurance Company ("Frontier") as financial assurance at numerous locations. Of the total amount of financial assurance required of the Company under the environmental statutes, which approximated $500 million as of May 31, 2000, slightly more than 50% of such requirements were satisfied through assurances provided by Frontier in the form of surety bonds.

On June 6, 2000, the U.S. Treasury issued notification that Frontier no longer qualified as an acceptable surety on Federal bonds and had been removed from Circular 570 on May 31, 2000. Accordingly, effective May 31, 2000, the Company and its affiliates no longer had compliant financial assurance for many of its facilities. Under applicable regulations, Safety-Kleen and its affected subsidiaries were required to obtain compliant financial assurance within sixty days, and in some states, more quickly (although the surety bonds issued by Frontier no longer qualify as acceptable federal bonds, they remain in place and effective until replaced). Immediately following this U.S. Treasury announcement, the Company notified the EPA of its lack of audited Consolidated Financial Statements for fiscal 1999, 1998 and 1997 and the difficulties that certain alleged accounting irregularities would cause the Company in attempting to obtain compliant financial assurance for its facilities covered by the Frontier bonds. The Company and the EPA also contacted states in which the non-compliant facilities were located and apprised such states of these facts.

The Company and the EPA, acting on behalf of many, but not all, affected states, then engaged in negotiations resulting in the entry of a Consent Agreement and Final Order ("CAFO"), which the Bankruptcy Court approved on October 17, 2000. Some states referred their enforcement authority to the EPA for purposes of this CAFO and thus are, in effect, parties to the CAFO. Other states entered separate, but similar, consent agreements with the Company. Some states have never entered separate written agreements, but have allowed the Company to continue operating while it obtains coverage to replace the Frontier bonds.

The main component of the EPA CAFO (and of the consent agreements in various states) is a compliance schedule for Safety-Kleen and its affected subsidiaries to obtain compliant financial assurance for the facilities covered by the Frontier bonds. That schedule has been modified on several occasions since the CAFO was entered and as the Company has replaced Frontier at various facilities.

The Company believes that most, but not all, states that have retained primary jurisdiction on this issue and which have facilities where Frontier has not yet been replaced will accept the March 31, 2002 and July 31, 2002 deadlines described above. However, the Company has not concluded agreements with all such states. South Carolina has not followed the EPA schedule, as discussed below.

The Company may seek further extensions from the EPA and the states, but the CAFO does not obligate the EPA and the states to grant such further extensions. Under the CAFO, the EPA reserves the right, in consultation with an affected state, to determine in its discretion and in accordance with applicable law, to modify these requirements. There can be no assurance that the Company will be able to complete its replacement of Frontier on a schedule acceptable to the EPA and the states. If it does not, the Company could be assessed penalties in addition to those discussed in the next paragraph.

The CAFO imposed a penalty on Safety-Kleen Services, Inc. The penalty has grown to approximately $1.6 million as delays have ensued in the replacement of Frontier, and additional states have joined the CAFO (see discussion below). Some states have imposed financial assurance penalties in addition to this amount. The Company believes such penalties, if asserted, would total approximately $1.0 million through January 31, 2002.

The State of South Carolina has not entered any consent agreement with the Company that would extend any financial assurance regulatory deadline with respect to facilities owned or operated by Safety-Kleen (Pinewood), Inc. Moreover, South Carolina has not agreed to the July 31, 2002 deadline for the replacement of Frontier at inactive facilities and has notified the Company that it is assessing daily penalties that escalate to a maximum of $6,000 per day at an inactive facility in that state that does not yet have coverage to replace Frontier. In the EPA CAFO and in some state consent agreements, the Company agreed to a schedule by which the EPA and certain states may monitor the Company's efforts to obtain compliant financial assurance. Among other things, the schedule required the Company to provide audited restated Consolidated Financial Statements for fiscal years 1997-1999 and the audited Consolidated Financial Statements for fiscal 2000 by certain deadlines. The Company did not meet the deadlines by the original due dates but subsequently provided the required information to the EPA and participating states. Accordingly, the EPA and certain states may impose additional penalties on the Company.

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

The Company understands that, on August 27, 2001, Frontier entered a rehabilitation proceeding that the New York Superintendent of Insurance will administer pursuant to New York law. The Company further understands that in such a proceeding, the Superintendent takes possession of the property of Frontier and conducts its business. The Company has been informed that these rehabilitation proceedings are unlikely to affect the validity of the remaining Frontier bonds at its facilities; however, there can be no guarantee that the remaining Frontier bonds at the Company facilities will continue to be valid.

As of January 1, 2002, the Company was in a position to replace Frontier at all its active facilities (actual replacement occurs as regulators review and accept the replacement policies the Company has little or no control over the timing of this process). The current EPA deadlines for replacement of Frontier at inactive facilities are March 31, 2002 for such facilities in the Branch Sales and Service Division and July 31, 2002 for such facilities in the Chemical Services Division.

As of August 31, 2001, the Company had provided financial assurances in the form of insurance policies and performance bonds to the applicable regulatory authorities totaling approximately $500.0 million, in connection with closure, post-closure and corrective action requirements of certain facility operating permits. Letters of credit of approximately $73.0 million are held to meet various financial assurance requirements. Restricted assets of $24.3 million are held in trust for landfill closure, post-closure and environmental impairment (see Note 3). Insurance policies with limits of approximately $92.0 million are held to cover any bodily injury or property damage to third parties caused by accidental occurrences at certain of the Company's facilities.

CHAPTER 11 PROCEEDINGS

As described in Note 1, the Debtors filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code on June 9, 2000. Management continues to operate the business of the Debtors as debtors-in-possession under Sections 1107 and 1108 of the Bankruptcy Code. In this proceeding, the Debtors intend to propose and seek confirmation of a plan or plans of reorganization. Pursuant to the automatic stay provision of Section 362 of the Bankruptcy Code, virtually all pending pre-petition litigation against the Debtors is currently stayed.

As of August 31, 2001, proofs of claim in the approximate amount of $174.0 billion have been filed against the Debtors by, among others, secured creditors, unsecured creditors and security holders. The Company is in the process of reviewing the proofs of claim and once this process is complete, will file appropriate objections to the claims in the Bankruptcy Court. As of August 31, 2001, the Company believes it has identified approximately $170.8 billion of such claims that are duplicative or without merit. The Company believes that the amount of these claims that are in excess of the $2.5 billion recorded as "Liabilities subject to compromise" in the accompanying Consolidated Financial Statements as of August 31, 2001 are: (i) duplicative or without merit; (ii) do not meet the criteria to be recorded as a liability under generally accepted accounting principles; and (iii) will not have a material effect on the Consolidated Financial Statements, but there can be no assurance that the Company is correct and these claims may have a material effect on the Consolidated Financial Statements.

As a result of the Chapter 11 Cases, the Company has not paid certain real estate taxes and certain taxing authorities have asserted liens against the real estate.

Currently, it is not possible to predict the length of time the Debtors will operate under the protection of Chapter 11, the outcome of the Chapter 11 proceedings in general, or the effect of the proceedings on the business of the Company or on the interests of the various creditors and security holders. Under the Bankruptcy Code, post-petition liabilities and pre-petition liabilities subject to compromise must be satisfied before shareholders can receive any distribution. The ultimate recovery to shareholders, if any, will not be determined until the end of the case when the fair value of the Debtors' assets is compared to the liabilities and claims against the Debtors. There can be no assurance as to what value, if any, will be ascribed to the common stock in the bankruptcy proceedings. The Company does not believe the shareholders will receive any distribution upon the consummation of a plan or plans of reorganization.

ACTIONS INVOLVING LAIDLAW INC.

Laidlaw owns 43.6% of the outstanding common stock of Safety-Kleen and has various other arrangements and relationships with the Company. On November 7, 2000, Laidlaw, on behalf of itself and its direct and indirect subsidiaries (collectively referred to as the "Laidlaw Group"), filed a proof of claim in the unliquidated amount of not less than $6.5 billion against the Debtors in the Chapter 11 Cases. The Laidlaw Group claims against the Debtors fall into the following general categories: 1) claims for indemnification; 2) contribution and reimbursement in connection with certain litigation matters; 3) claims against the Debtors for fraudulent misrepresentation, fraud, securities law violations, and related causes of action; 4) insurance claims; 5) guaranty claims; 6) environmental contribution claims; 7) tax reimbursement claims; and 8) additional miscellaneous claims. On April 19, 2001, Safety-Kleen, on behalf of itself and its direct and indirect subsidiaries, filed with the Bankruptcy Court an objection to the proof of claim filed by Laidlaw Group.

On April 19, 2001, the Company filed an action against Laidlaw and its affiliates, LTI and LIFC (collectively the "Laidlaw Defendants") in the Debtors' Chapter 11 Cases, Adv. Pro. No. 01-01086 (PJW). This action seeks to recover a transfer of over $200 million in August 1999 (the "Transfer") made to or for the benefit of the Laidlaw Defendants, holders of 43.6% of Safety-Kleen's common stock. The Company asserts that the transfer is recoverable either as a preference payment to the extent the Transfer retired pre-existing debt or as a fraudulent transfer to the extent the Transfer redeemed equity or was made with intent to hinder, delay or defraud creditors. In the action, the Company seeks to recover the Transfer, plus interest and costs occurring from the first date of demand from the Laidlaw Defendants.

On June 28, 2001, Laidlaw and five of its subsidiary holding companies, Laidlaw Investments Ltd., LIFC, Laidlaw One, Inc., LTI and Laidlaw USA, Inc. (collectively, "Laidlaw Debtors") filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Western District of New York Case Nos. 01-14099K through 01-1404K. On the same day, Laidlaw and Laidlaw Investments Ltd. filed cases under the Canada Companies' Creditors Arrangement Act (CCAA) in the Ontario Superior Court of Justice in Toronto, Ontario. On October 16, 2001, the Company and the Official Committee of Unsecured Creditors filed a proof of claim in the unliquidated amount of not less than $4.6 billion, subject to statutory trebling, plus punitive damages, interest, and costs, against Laidlaw Debtors in the above-referenced Chapter 11 cases. The claims against Laidlaw Debtors fall into the following general categories: 1) claims for fraud, racketeering, breach of fiduciary duty, and other related misconduct; 2) preference and fraudulent transfer claims; 3) breach of contract, misrepresentation, and other related misconduct; 4) guaranty claims; and 5) indemnification, contribution, and reimbursement claims. Laidlaw Debtors have not yet filed an objection to the proof of claim filed by the Company. The Company intends to vigorously pursue this claim. Similarly, certain directors of Safety-Kleen filed a proof of claim against Laidlaw Debtors. To the extent these directors are successful in obtaining payments that otherwise would have gone to the Company, their interests could be deemed materially adverse to the interests of the Company. As a result of Laidlaw Debtors' filings, claims and causes of action the Company may have against Laidlaw Debtors may be subject to compromise in the Laidlaw Debtors' Chapter 11 or CCAA proceedings.

In December 2001, pursuant to the Safety-Kleen/Laidlaw Mediation Discovery Protocol, the Debtors, the Debtors' secured lenders, the Debtors' Official Committee of Unsecured Creditors, certain of the Debtors' directors, Laidlaw Debtors and the Laidlaw Debtors creditors' committee and subcommittees agreed to undertake, on an expedited and consolidated basis, limited preliminary discovery to obtain information to assist in presenting submissions to a mediator in an effort to resolve certain outstanding claims between and among the parties in the Debtors' and Laidlaw Debtors bankruptcy cases. A mediation is presently anticipated to be held in April 2002. The resolution of these matters could have a material adverse effect on the Company's financial condition.

LEGAL PROCEEDINGS

Legal proceedings covering a wide range of matters are pending or threatened in the United States and foreign jurisdictions against the Company and/or former and/or current officers, directors and employees. Various types of claims are raised in these proceedings, including shareholder class action and derivative lawsuits, product liability, environmental, antitrust, tax, and breach of contract. Management consults with legal counsel in estimating reserves and developing estimates of ranges of potential loss.

The Company has claims where management has assessed that an unfavorable outcome is probable. As of August 31, 2001, the aggregate estimated potential loss on these claims range from approximately $19.4 million to approximately $71.1 million and the Company has recorded reserves of approximately $25.9 million, including $18.9 million subject to compromise, representing its best estimate of losses to be incurred.

Additionally, the Company also has substantial claims where management has assessed that an unfavorable outcome is probable or, at least, reasonably possible and which, if incurred, may have a material adverse effect on the Company's financial condition. The Company, however, has not recorded reserves related to these claims as management believes the potential loss is not currently estimable.

The actual outcomes from these claims, the most significant of which are discussed below, could differ from these estimates.

MATTERS RELATED TO INVESTIGATION OF FINANCIAL RESULTS

As previously reported on March 6, 2000, the Company announced that it had initiated an internal investigation of its previously reported financial results and certain of its accounting policies and practices following receipt by Safety-Kleen's Board of Directors of information alleging possible accounting irregularities that may have affected the previously reported financial results of the Company since fiscal 1998. The internal investigation was subsequently expanded to include fiscal years 1998 and 1997. The Board appointed a special committee, consisting of four directors who were then independent outside directors of the Company, to conduct the internal investigation (the "Special Committee (Investigation)"). The Special Committee (Investigation) was later expanded to five directors, with the addition of one additional independent outside director. The Special Committee (Investigation) engaged the law firm Shaw Pittman, and Shaw Pittman engaged the accounting firm Arthur Andersen LLP, to assist with the comprehensive investigation of these matters. The Board placed Kenneth W. Winger, Safety-Kleen's President and Chief Executive Officer and a director, Michael J. Bragagnolo, Executive Vice President and Chief Operating Officer, and Paul R. Humphreys, Senior Vice President of Finance and Chief Financial Officer, on administrative leave on March 5, 2000. The Company accepted the resignations of Messrs. Winger, Bragagnolo, and Humphreys, as officers, in mid-May 2000 and of Mr. Winger, as a director, on June 9, 2000, and subsequently terminated the employment of these individuals in July 2000. On September 13, 2001, the Board of Directors dissolved the Special Committee (Investigation) and established the Special Committee (Conflicts of Interest in Litigation). The Special Committee (Conflicts of Interest in Litigation) is authorized to manage all litigation involving the Company and any member of the Board of Directors. The new committee is comprised of Ronald A. Rittenmeyer, Kenneth K. Chalmers, Peter E. Lengyel and David W. Wallace, each of whom was appointed to the Board subsequent to March 6, 2000 and is not personally involved in such litigation.

Beginning in March 2000, a number of lawsuits were filed, on behalf of various classes of investors, including bondholders and shareholders, against the Company, certain officers, former directors, and others. The complaints that did name the Company were subsequently amended eliminating the Company as a defendant and adding certain other defendants, including certain Directors of Safety-Kleen. The complaints allege, among other things, that the defendants made false and misleading statements and violated certain federal securities laws. Generally, the actions seek to recover damages in unspecified amounts that the plaintiffs allegedly sustained by acquiring shares of Safety-Kleen's common stock or purchasing debt of the Company. Although the Company is not a party to these actions, certain of the individual defendants who are present or former officers or directors of the Company have made demands to be indemnified by the Company in connection with the action.

Shortly after the Company's March 6, 2000, announcement, Company representatives met with officials of the SEC and advised the SEC of the alleged accounting irregularities and the Company's internal investigation with respect to the allegations. On March 10, 2000, the Company was advised that the SEC had initiated a formal investigation of the Company.

On or about March 22, 2000, Safety-Kleen was served with a subpoena issued by a Grand Jury sitting in the United States District Court for the Southern District of New York seeking production of documents sought by the SEC in its investigation. The Company has responded to the subpoena. The Company is cooperating with each of the investigations.

On October 4, 2001, the Company, along with Robert Luba, the Estate of John Rollins, Sr., John Rollins, Jr., David E. Thomas, Jr., Henry B. Tippie, James L. Wareham, and Grover C. Wrenn filed an action in the Circuit Court of South Carolina, Richland County, against PricewaterhouseCoopers LLP and PricewaterhouseCoopers LLP (Canada), Civil No. 3:01-4247-17 (the "PWC Action"). The PWC Action alleges, among other things, that the defendants were negligent and reckless in failing to comply with applicable industry and professional standards in their review and audit of the Company's Consolidated Financial Statements and in the negligent and reckless failure to detect and/or report material misstatements in those Consolidated Financial Statements. The Complaint alleges causes of action for breach of contract, breach of contract accompanied by a fraudulent act, professional negligence, negligent misrepresentation, violations of the South Carolina Unfair Trade Practices Act and a declaratory judgment for indemnification on behalf of the plaintiff directors. The Complaint seeks in excess of $1.0 billion from the defendants. The Company intends to pursue this claim vigorously.

On November 13, 2001, the Company, along with Robert Luba, the Estate of John Rollins, Sr., John Rollins, Jr., David E. Thomas, Jr., Henry B. Tippie, James L. Wareham, and Grover C. Wrenn filed an action in the Circuit Court of South Carolina, Richland County, against National Union Fire Insurance Company of Pittsburgh, PA and American Home Assurance Company, Civil No. 01CP404813 (the "Insurance Action"). The Insurance Action alleges that the defendants wrongfully denied insurance coverage under certain directors and officers insurance policies for the various securities actions detailed above. The Complaint alleges causes of action for declaratory judgment and breach of contract. The Complaint also seeks insurance coverage for plaintiffs' for costs associated with defending the securities actions and for any liability plaintiffs may ultimately incur. The Company intends to pursue this claim vigorously.

On December 13, 2000, thirteen lenders to Safety-Kleen Services, Inc., sued PricewaterhouseCoopers, LLP, in the State Court of Fulton County Georgia, alleging negligent misrepresentation by PricewaterhouseCoopers, LLP, in connection with the Consolidated Financial Statements of Safety-Kleen and its subsidiaries for fiscal years 1997, 1998 and 1999. The case is captioned Toronto Dominion (Texas), Inc., et al. v. PricewaterhouseCoopers LLP, Civil Action No. 00 VS 02679 F. The complaint has been amended twice, and the plaintiffs now number over 90 lenders to Safety-Kleen Services, Inc. On October 23, 2001, PricewaterhouseCoopers LLP, filed a motion for leave to file a third-party complaint naming Safety-Kleen and former Safety-Kleen officers Kenneth W. Winger, Michael J. Bragagnolo, and Paul B. Humphreys as third party defendants in a third party claim for indemnity or contribution. The Georgia state court granted leave and PricewaterhouseCoopers, LLP has now served a third party complaint against the Company. The Company is moving to enjoin the third party complaint and argues that it contravenes the automatic stay provisions of federal bankruptcy law.

PRODUCTS LIABILITY CASES

From time to time, the Company is named as a defendant in proceedings wherein persons claim personal injury resulting from the use of the Company's parts cleaner equipment and/or cleaning products. A number of such legal proceedings are currently pending in various courts and jurisdictions throughout the United States. These proceedings typically involve allegations that the solvent used in the Company's parts cleaner equipment contains contaminants and/or that the Company's recycling process does not effectively remove the contaminants that become entrained in the solvent during its use. In addition, certain claimants assert that the Company failed to adequately warn the product user of potential risks. In the aggregate, the plaintiffs' claims are in excess of $150 million. The Company maintains insurance which it believes will provide coverage for these claims over self-insured retentions and deductibles which, in the aggregate, the Company believes are less than $10 million. The Company believes that these claims are not meritorious and intends to vigorously defend itself and the safety of its products against any and all such claims.

GENERAL ENVIRONMENTAL

The Company's hazardous and industrial waste services are continuously regulated by federal, state, provincial and local laws enacted to regulate the discharge of materials into the environment or primarily for the purpose of protecting the environment. This inherent regulation of the Company necessarily results in its frequently becoming a party to judicial or administrative proceedings involving all levels of governmental authorities and other interested parties. The issues that are involved generally relate to applications for permits and licenses by the Company and their conformity with legal requirements and alleged violations of existing permits and licenses. At February 28, 2002, subsidiaries of Safety-Kleen were involved in eight proceedings in which a governmental authority is a party relating primarily to activities at waste treatment, storage and disposal facilities where the Company believes sanctions involved in each instance may exceed $100,000.

The most significant environmental and regulatory proceedings are discussed below:

i. Safety-Kleen (Pinewood), Inc.

A subsidiary of Safety-Kleen, Safety-Kleen (Pinewood), Inc. ("Pinewood"), owns and operated a hazardous waste landfill (the "Pinewood Facility") near the Town of Pinewood in Sumter County, South Carolina. By an order dated May 19, 1994 ("Order"), the South Carolina Board of Health and Environmental Control ("Board") approved the issuance by the Department of Health and Environmental Control ("DHEC") of a RCRA Part B permit (the "Permit") for operation of the Pinewood Facility. The Permit included provisions governing financial assurance and capacity for the facility.

The Order established Pinewood's total permitted capacity of hazardous and non-hazardous waste to be 2,250 acre feet, including the amount of hazardous waste disposed prior to the date of the Order. South Carolina law requires that hazardous waste facilities provide evidence of financial assurance for potential environmental cleanup and restoration in form and amount to be determined by DHEC. The Order required Pinewood to establish and maintain the EIF in the amount of $133 million in 1994 dollars ($151 million in 2001 dollars) by July 1, 2004 as financial assurance for potential environmental cleanup and restoration of environmental impairment at the Pinewood Facility. The total fund requirement amount is to be adjusted annually by the Implicit Price Deflator for the Gross National Product as published by the U.S. Department of Commerce. The EIF has two components: (i) the GSX Contribution Fund, which was to be funded by Pinewood in annual cash payments over a ten year period; and (ii) the State Permitted Sites Fund, a legislatively created fund derived from fees on waste disposal at the Pinewood Facility. Under the Order, at the end of the 100-year post-closure care period, funding of the GSX Contribution Fund will be subject to evaluation by an independent arbitrator, who will determine what level of funding, if any, is still required. The Company is entitled to seek recovery of any excess amount so determined. Upon termination of the GSX Contribution Fund, any remaining trust assets would revert to Pinewood. In 1993 and 1994, Pinewood paid approximately $15.5 million cash into the GSX Contribution Fund, which has grown to approximately $20.2 million as of August 31, 2001.

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

The South Carolina Court of Appeals issued a decision on April 4, 2000 (substituting for a January 17, 2000 ruling) ruling that (i) the Regulations were invalid due to insufficient public notice during the promulgation procedure and ordering Pinewood to immediately comply with the cash financial assurance requirements of the May 19, 1994 Order; and (ii) both non-hazardous and hazardous waste count against Pinewood's capacity from the beginning of waste disposal, thereby reducing the remaining permitted capacity.

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

On June 22, 2000, DHEC notified Pinewood that the Court of Appeals' decision vacated the Regulations and, therefore, Pinewood has the sole responsibility to provide cash funding into the EIF in accordance with the May 19, 1994 Order. The DHEC notice also directed Pinewood to provide information to DHEC within 15 days on how Pinewood would comply with the Order including payment into the GSX Contribution Fund. As of August 31, 2001, there was approximately $20.2 million in the GSX Contribution Fund and approximately $14.7 million in the State Permitted Sites Fund. In 2001 dollars, the total EIF funding requirement is approximately $151.3 million. To comply with the financial assurance provisions of the Order, Pinewood would have to contribute the following payments (in 2001 dollars) as follows, subject to the automatic stay provisions discussed below ($ in thousands):

                    Amount due during fiscal year:
                        2002                                 $ 109,811
                        2003                                     6,625
                                                             ---------
                           Total                             $ 116,436
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

On August 25, 2000, the U.S. District Court for the District of South Carolina issued rulings that (i) denied South Carolina's motion to dismiss Pinewood's claims upon jurisdictional grounds and certified the issue for an immediate appeal to the United States Court of Appeals for the Fourth Circuit; (ii) held that the June 9, 2000 Emergency Order was subject to the automatic stay provisions of Section 362 of the Bankruptcy Code; and (iii) denied Pinewood's motion for a preliminary injunction with respect to the June 14, 2000 DHEC letter. The State of South Carolina and Pinewood appealed the District Court's ruling to the United States Court of Appeals for the Fourth Circuit.

On December 19, 2001, the United States Court of Appeals for the Fourth Circuit issued its decision on the appeals from Pinewood and DHEC. The Fourth Circuit
(i) affirmed the District Court's ruling that Pinewood's action was not barred for failing to state a claim, or on other jurisdictional grounds, (ii) reversed the District's Court's ruling as to the automatic stay, holding that the automatic stay does not apply to DHEC's efforts to enforce the financial assurance requirements, and (iii) affirmed the District Court's denial of Pinewood's motion for a preliminary injunction. On January 22, 2002, DHEC issued a letter to Pinewood directing that various investigative and other actions be taken with respect to the landfill and current Pinewood operating procedures. On January 29, 2002, DHEC issued a letter to Pinewood requiring that it submit a closure plan within 30 days. Pinewood has appealed both the January 22 and January 29 directives while at the same time continuing discussions with DHEC to resolve all open issues. On February 28, 2002, the Company submitted a conceptual closure plan that it believes meets the intent of DHEC's January 29, 2002 letter. There can be no assurance that these matters will be resolved in favor of the Company and there can be no assurance as to whether the outcome may have a material adverse effect on the Company's financial position or results of operations.

ii. Ville Mercier Facility

On January 12, 1993, Safety-Kleen Services (Mercier) Ltd. ("the Subsidiary") filed a declaratory judgement action (Safety-Kleen Services (Mercier) Ltd. v. Attorney General of Quebec; Pierre Paradis, in his capacity as Minister of the Environment of Quebec; Ville Mercier; and LaSalle Oil Carriers, Inc.) in the Superior Court for the Province of Quebec, District of Montreal. The legal proceeding seeks a court determination of the liability associated with the contamination of former lagoons that were located on the Company's Ville Mercier property. The Subsidiary asserts that it has no responsibility for the contamination on the site. The Minister filed a Defense and Counterclaim in which it asserts that the Subsidiary is responsible for the contamination, should reimburse the Province of Quebec for past costs incurred in the amount of $17.4 million (CDN), and should be responsible for future remediation costs. The legal proceedings are in the discovery stage.

The contamination on the Ville Mercier facility dates back to 1968, when the property was owned by an unrelated company. In 1968, the Quebec government issued two permits to the unrelated company to dump organic liquids into lagoons on the Ville Mercier property. By 1972, groundwater contamination had been identified and the Quebec government provided an alternate water supply to the municipality of Ville Mercier. Also in 1972, the permit authorizing the dumping of liquids was terminated and a permit to operate an organic liquids incinerator on the property was issued. (The entity to which this permit was issued was indirectly acquired by Safety-Kleen in 1989.) In 1973, the Quebec government contracted with the incinerator operator to incinerate the pumpable liquids in the lagoons. In 1980, the incinerator operator removed, solidified and disposed of the non-pumpable material from the lagoons in a secure cell and completed the closure of the lagoons at its own expense. In 1983, the Quebec government constructed and continues to operate a groundwater pumping and treatment facility near the lagoons.

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

On or about February 9 and March 12, 1999, Ville Mercier and three neighboring municipalities filed separate legal proceedings against the Subsidiary and certain related companies together with certain former officers and directors, as well as against the Government of Quebec (Ville Mercier v. Safety-Kleen Services (Mercier) Ltd., et. al.; Ville de Chateauguay v. Safety-Kleen Services (Mercier) Ltd., et. al.; Municipality of Ste-Martine v. Safety-Kleen Services (Mercier) Ltd., et. al.; and St.Paul de Chateauguay v. Safety-Kleen Services (Mercier) Ltd., et. al.). The lawsuits assert that the defendants are jointly and severally responsible for the contamination of groundwater in the region, which Plaintiffs claim was caused by contamination from the former Ville Mercier lagoons, and which they claim caused each municipality to incur additional costs to supply drinking water for their citizens since the 1970's and early 1980's. The four municipalities claim a total of $1.6 million (CDN) as damages for additional costs to obtain drinking water supplies and seek an injunctive order to obligate the defendants to remediate the groundwater in the region. The Subsidiary will continue to assert that it has no responsibility for the ground water contamination in the region. The legal proceedings are in the discovery stage.

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

In November 1996, an option to buy Marine Shale was obtained by Earthlock Technologies, Inc. ("Earthlock") formerly known as GTX, Inc. with the intent to operate the facility as a permitted Hazardous Waste Incinerator. Subsequently, Marine Shale, Earthlock and the EPA reached a settlement, including a required cleanup of the aggregate and the facility, and the Louisiana Department of Environmental Quality issued a draft permit to Earthlock for operation of the Marine Shale facility as a RCRA-permitted Hazardous Waste Incinerator. Appeals were filed by opposition parties and in October 1999, a Louisiana State Court Judge ruled that the draft permit was improperly issued. Earthlock appealed this decision and in October 2000, the Appeals Court reversed the lower court and affirmed the permit issuance. The opposition parties filed applications for Supervisory Writs with the Louisiana Supreme Court, and these applications were denied in April 2001. There may be further legal challenges to the permit and it is uncertain whether or when Earthlock will exercise its purchase option and begin operation of the Marine Shale facility.

The Company was one of the largest customers of Marine Shale. In the event Marine Shale does not operate, the potential exists for an EPA action requiring cleanup of the Marine Shale site and the stockpiled aggregate under CERCLA. In this event, the Company would be exposed to potential financial liability for remediation costs as a PRP under CERCLA.


iv.  RayGar Environmental Systems International Litigation

On August 7, 2000, RayGar Environmental Systems International, Inc. filed its First Amended Complaint in the United States District for the Southern District of Mississippi, Hattiesburg Division, Civil Action No. 2:9CV376PG, against Laidlaw, Laidlaw Investments, Ltd., LTI, LESI, LES, Inc. (a wholly-owned subsidiary of Safety-Kleen now known as Safety-Kleen Services, Inc.), Laidlaw Environmental Services (U.S.), Inc. (an indirect wholly-owned subsidiary of Safety-Kleen and predecessor to Safety-Kleen Services, Inc.), Laidlaw OSCO Holdings, Inc. (a wholly-owned subsidiary of Safety-Kleen now known as Safety-Kleen OSCO Holdings, Inc.), Laidlaw International, and Safety-Kleen alleging a variety of Federal antitrust violations and state law business torts. RayGar seeks damages it has allegedly sustained as a result of the defendants' actions in an amount of not less than $450 million in actual compensatory damages and not less than $950 million for punitive damages.

The dispute arises from an unsuccessful effort pursuant to an agreement between RayGar and the Company, to obtain RCRA and related permits for the operation of a wastewater treatment facility in Pascagoula, Mississippi. The action has not proceeded against the Company due to the Chapter 11 Cases.

v.  Federated Holdings, Inc. Litigation

On November 6, 2000, Federated Holdings, Inc. (FHI) filed a lawsuit against Laidlaw, Laidlaw Investments, Ltd., LTI, LESI (now Safety-Kleen), LES, Inc., Laidlaw OSCO Holdings, Inc., Laidlaw International, and Safety-Kleen in the United States District Court for the Southern District of Mississippi, Hattiesburg Division, Civil Action No. 2:00CV286 alleging a variety of Federal antitrust violations and state law business torts. FHI seeks damages it has allegedly sustained as a result of the defendants' actions in an amount of not less than $200 million in actual compensatory damages and not less than $250 million for punitive damages.

The dispute arises from an unsuccessful effort pursuant to an agreement between FHI and a Safety-Kleen subsidiary to obtain RCRA and related permits for the operation of a hazardous waste landfill in Noxubee County, Mississippi. The action has not proceeded against the Company due to the Chapter 11 Cases.

vi.  Hudson County Improvement Authority Litigation

In July 1999, Hudson County Improvement Authority ("HCIA") filed suit in the Superior Court, Hudson County, New Jersey against SK Services (East), L.C. ("SK Services East") (an indirect wholly-owned Safety-Kleen subsidiary), Safety-Kleen, American Home Assurance Company, and Hackensack Meadowlands Development Commission. An Amended Complaint was filed on August 18, 1999, in which HCIA sought damages and injunctive relief evicting SK Services East from a 175 acre site in Kearny, New Jersey owned by HCIA. SK Services

East had been using the site pursuant to an Agreement and Lease dated as of February 2, 1997 (the "Agreement and Lease") for the processing and disposal of processed dredge material. HCIA alleged that certain conditions precedent to SK Services East's right to continue operations at the site had not occurred, that as a result the Agreement and Lease had automatically terminated, that SK Services East owed HCIA approximately $11 million in back rent, and that SK Services East was obligated to finish the remediation of the site and its preparation for development as a commercial property. In January 2000, the Court granted HCIA summary judgment on its motion to declare the Agreement and Lease null and void as a result of the failure of the conditions precedent. This ruling effectively terminated the relationship between SK Services East and HCIA leaving only the issue of the determination of the rights and responsibilities of the parties in the unwinding of the relationship. In May 2000, HCIA filed for summary judgment seeking an order declaring that SK Services East is obligated to complete all measures required under the Remedial Action Work Plan for the site. SK Services East filed a brief opposing the motion. In June 2000, HCIA withdrew its pending motion, with the Court's understanding that the motion could be re-filed if the automatic stay in connection with the Company's Chapter 11 bankruptcy protection is lifted. On July 11, 2001 the Bankruptcy Court entered an Order authorizing the Company's rejection of the executory contracts and the unexpired lease to which SK Services East and HCIA were parties. The Order does not limit, abridge, or otherwise effect HCIA's right to assert and seek remedies regarding its pre- and/or post-petition claims against the Company for damages and other relief. Also on July 11, 2001 the Bankruptcy Court granted HCIA's motion to modify the Bankruptcy Code's automatic stay, and entered an Order permitting the Superior Court of New Jersey, Hudson County, to make its final determination regarding SK Services East contractual obligations under the Agreement and Lease. The Superior Court held oral argument on this matter in September 2001 and advised the parties that the Court wanted the parties to make good faith efforts to reach an agreement as to the remaining obligations before the Court issues a decision. Representatives of all the parties involved in the remediation development activities at the Kearny, NJ site met on December 5, 2001 for preliminary discussions of a final resolution of all open issues. The Company has recorded its expected remaining liability related to the rejected lease as a component of liabilities subject to compromise in the accompanying consolidated balance sheet as of August 31, 2001.

vii.  ECDC Environmental, L.C. Claim

Certain subsidiaries of Safety-Kleen entered into a long-term contract (the "4070 Contract") with General Motors Corporation ("GM") to manage certain GM waste products. One requirement of the 4070 Contract was to provide a dedicated cell for GM waste products at a landfill facility owned by ECDC Environmental, L.C. ("ECDC"), which was then a Safety-Kleen subsidiary. In November 1997, the Company sold its interest in ECDC to an affiliate of Allied Waste Industries, Inc. Pursuant to the sale, ECDC, Safety-Kleen and certain Safety-Kleen subsidiaries entered the GM Waste Disposal Agreement (the "WDA") governing the obligations of the parties with respect to the continued management of GM waste in the dedicated cell at the ECDC landfill.

By letter dated May 15, 2000, the Company was notified of GM's intent to terminate the 4070 Contract for default, effective December 31, 2000. Under the WDA, default by the Company under the 4070 Contract would have obligated the Company to pay certain costs, rebates and damages to ECDC in accordance with the terms of the WDA.

The Debtors including those subsidiaries of Safety-Kleen which were parties to the 4070 Contract and the WDA, filed for protection under Chapter 11 of the Bankruptcy Code. In anticipation of the Company's rejection of the 4070 Contract pursuant to 11 U.S.C. ss.365, on October 30, 2000, ECDC filed a claim for not less than approximately $11.0 million plus other additional, and unspecified damages for the Company's breach of the 4070 Contract and WDA. Subsequently, the Bankruptcy Court granted the motion by Safety-Kleen and certain of its subsidiaries, which were parties to the 4070 Contract and the WDA, to reject both the 4070 Contract and the WDA, effective December 1, 2000.

viii.  Bryson Adams Litigation

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

ix.  FUSRAP Waste Disposal at Safety-Kleen (Buttonwillow), Inc.

Safety-Kleen (Buttonwillow), Inc., a subsidiary of Safety-Kleen, owns and operates a hazardous waste landfill in Kern County California. The facility accepted and disposed of construction debris that originated at a site in New York which was part of the federal Formerly Utilized Sites Remediation Program (FUSRAP). The construction debris was low-activity radioactive waste and was shipped to the site by the U.S. Army Corps of Engineers (USACE). FUSRAP was created in the mid-1970s in an attempt to manage various sites around the country contaminated with residual radioactivity from activities conducted by the Atomic Energy Commission and United States military during World War II. The California Department of Health Services (DHS) has claimed that the facility did not lawfully accept the waste. Both DHS and the Department of Toxic Substances Control (DTSC) have filed claims in the Company's Bankruptcy proceedings preserving the right of the agencies to seek penalties and possibly compel removal of the material should an ongoing investigation reveal the subsidiary acted improperly. DHS claimed penalties in the amount of $0.6 million and potential removal costs of $15.5 million should DHS have to oversee and/or conduct the removal. The proof of claim filed by the DTSC was in the amount of $15.0 million for potential penalties plus an unspecified amount for any costs the DTSC may incur should the subsidiary be forced to remove the waste. The subsidiary and the USACE contend the material was properly disposed of and will vigorously resist the imposition of any penalties or any efforts to require that waste be removed.


STOCKHOLDERS' EQUITY (DEFICIT)

COMMON STOCK SHARES

Safety-Kleen is authorized to issue 250 million shares of its $1 par value common stock and one million shares of its $1 par value preferred stock. The Board of Directors determines the terms and conditions of each issue of preferred stock. No preferred stock has been issue.

                                           COMMON STOCK
                                              SHARES
                                            OUTSTANDING
                                           (in thousands)
                                           ------------

Balance at August 31, 1999                    100,636
                                           ==========

Issuance of shares to non-employees               146
Exercise of stock options                           2
Balance at August 31, 2000 and 2001           100,784
                                           ==========


There was no issuance of shares or exercise of stock options in fiscal 2001.

OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) for all periods presented consists of net
(loss) income, foreign currency translation adjustments and unrealized gains and losses on investments classified as available for sale under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities".

Accumulated other comprehensive income (loss) consists of the following components ($ in thousands):

                                                 FOREIGN             UNREALIZED           ACCUMULATED
                                                 CURRENCY          (LOSS)/GAIN ON             OTHER
                                               TRANSLATION           MARKETABLE           COMPREHENSIVE
                                                ADJUSTMENT           SECURITIES           INCOME (LOSS)
                                                ----------           ----------           -------------
Balance at August 31, 1998                       $(9,505)               $  (6)               $(9,511)
     Other comprehensive income (loss)               582                 (285)                   297
                                                 -------                -----                -------
Balance at August 31, 1999                        (8,923)                (291)                (9,214)
     Other comprehensive income (loss)             2,571                  (23)                 2,548
                                                 -------                -----                -------
Balance at August 31, 2000                        (6,352)                (314)                (6,666)
     Other comprehensive income (loss)            (2,131)                 497                 (1,634)
                                                 -------                -----                -------
Balance at August 31, 2001                       $(8,483)               $ 183                $(8,300)
                                                 =======                =====                =======

16.  DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

Carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued other liabilities approximate fair value due to the short-term nature of these instruments.

Long-term investments - The fair value of the restricted funds held by trustees approximates carrying value (see Note 3).

Long-term debt - Due to the uncertainty resulting from the Chapter 11 Cases discussed in Note 1, the fair value of the Company's long-term debt as of August 31, 2001 and 2000 is not determinable.

Fair value estimates are made at a specific point in time based on relevant market information about the financial instruments. These estimates are subjective in nature and involve uncertainties and matters of significant judgement and therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates.

17.  IMPAIRMENT AND OTHER CHARGES

The accompanying consolidated statements of operations reflect an element of operating expenses described as "Impairments and other charges". Included in this caption are provisions for impairments of assets determined in accordance with SFAS No. 121 and related provisions for closure, post-closure, and other liabilities for facilities to be closed, where appropriate.

SFAS No. 121 requires the assessment of long-lived assets for impairment whenever events ("triggering events") occur which may indicate that those assets have become impaired. Triggering events may be events, which directly cause impairment (e.g., decisions to close facilities or the effects of new government regulations) or may be indicators of the existence of other direct causes of impairment (e.g., continuing or increasing losses, declining customer demand, etc.).

The Company believes that the Chapter 11 Cases and the events that led up to it constitute triggering events. In connection with its comprehensive review of its operations, the Company evaluated the recoverability of long-lived assets at August 31, 2001 and 2000 by reference to estimated future cash flows. As a result, the Company identified certain impairments that have been recorded in fiscal 2001, 2000 and 1999.

Fair values for impaired assets were determined for landfills, incinerators, wastewater treatment and other facilities, primarily based on future cash flow projections discounted using rates appropriate for the risks involved with the identified assets. For those facilities that were to be sold, management based fair value on their best estimate of sales value less cost to sell.

2001

The components of fiscal 2001 impairment and other charges consisted of the following ($ in thousands):


                                                 CHEMICAL     BRANCH SALES
                                                 SERVICES      AND SERVICE       TOTAL
                                                 --------     ------------      -------
Provision for early facility closure:
     Bridgeport incinerator                       $34,123        $    --        $34,123
     Coffeyville incinerator                        9,017             --          9,017
     Hilliard wastewater treatment facility         1,174             --          1,174
     Burton transportation facility                   459             --            459
                                                  -------        -------        -------
                                                   44,773             --         44,773

Asset impairment and other charges                    935          7,176          8,111
                                                  -------        -------        -------
     Total                                        $45,708        $ 7,176        $52,884
                                                  =======        =======        =======

During fiscal 2001 the Company ceased operations at two incinerators, a wastewater treatment facility and a transportation facility. As a result of these closures, the Company recorded a provision for early facility closures and post-closures of approximately $44.8 million. Certain post-closure costs are expected to be incurred over a period approximating 30 years. The Company also recorded $8.1 million of net impairment charges primarily related to a wastewater treatment facility and the former headquarters of Old Safety-Kleen.

2000

The components of fiscal 2000 impairment and other charges consisted of the following ($ in thousands):


                                                             CHEMICAL        BRANCH SALES
                                                             SERVICES         AND SERVICE         TOTAL
                                                             --------         -----------         -----
Asset impairments:
   Service centers and landfills related to western          $118,336          $     --          $118,336
     operations
   Other landfills and incinerators                           118,622                --           118,622
   Harbor facility - closed                                    22,600                --            22,600
   Pinewood landfill                                           15,724                --            15,724
   Former headquarters of Old Safety-Kleen                         --            18,688            18,688
   Other facilities                                            73,823                --            73,823
                                                             --------          --------          --------
      Total                                                  $349,105          $ 18,688          $367,793
                                                             ========          ========          ========


The amounts shown, as related to western operations, relate to facilities which are located in the western area of the United States. Their markets have been adversely affected by competitive conditions, including over supply of available services, which have limited the Company's ability to increase prices to recover increased costs, including those related to new environmental regulations.

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

As discussed in Note 14, the Pinewood Facility has been the subject of lengthy, complex and protracted legal proceedings. The results of the proceedings have been adverse to the Company, accordingly, the Company has concluded that it would be imprudent to assume that this facility will generate any significant future revenue. An additional charge was recorded for the impairment of the remaining net book value of fixed assets at the Pinewood Facility. Appropriate reserves for closure and post-closure costs at Pinewood have been fully provided and included in operating costs.

1999

The components of fiscal 1999 impairment charges consisted of the following ($ in thousands):


                                           CHEMICAL        BRANCH SALES
                                           SERVICES         AND SERVICE        TOTAL
                                           --------         -----------        -----
Write-down of non-landfill permits          $ 9,195          $    --          $ 9,195
Property, plant and equipment                 2,092               --            2,092
                                            -------          -------          -------
Total                                       $11,287          $    --          $11,287
                                            =======          =======          =======


Impairment and other charges in fiscal 1999 were primarily due to factors relating to decisions made by management as a result of changes in business conditions or legal issues. These charges represent the write-down of certain property, plant and equipment and intangibles.

18.  REORGANIZATION ITEMS

Reorganization items as reported in the accompanying fiscal 2001 and 2000 statement of operations are comprised of income, expense and loss items that were realized or incurred by the Debtors as a direct result of the Company's decision to reorganize under Chapter 11. During fiscal 2001 and 2000, reorganization items were as follows ($ in thousands):

                                                                                   2001               2000
                                                                                --------           --------
Professional fees directly related to the filing                                $ 28,161           $ 15,297
Write off of deferred financing costs related to pre-petition domestic                --             41,533
   borrowings
First DIP Facility commitment fees and amortization of financing costs             4,908                498
Losses on early termination of qualifying hedge contracts                             --              3,400
Rejected operating leases                                                          4,384                532
Interest earned on cash accumulated during Chapter 11                             (4,408)              (337)
Accrued employee retention plan costs                                              8,104                 --
Other                                                                              1,135                 --
                                                                                --------           --------
                                                                                $ 42,284           $ 60,923
                                                                                ========           ========

Professional fees included within reorganization items exclude professional fees incurred in conjunction with the Company's investigation and restatement of its Consolidated Financial Statements described in Note 2.

The net cash payments made during fiscal 2001 and 2000 with respect to the reorganization items listed above were approximately $16.5 million and $6.7 million, respectively.

19.  DERIVATIVES AND RISK MANAGEMENT

INTEREST RATE DERIVATIVES

From time to time during fiscal 2000 and fiscal 1999, the Company entered into derivative contracts, which include swaps, option contracts, and forward agreements or combinations thereof. Derivatives which were not designated as hedges or were ineffective throughout the hedge period did not qualify for hedge accounting treatment. These transactions often took the form of financing arrangements whereby the Company received cash proceeds at the outset of the contract in exchange for an obligation to exchange swap settlements in the future at off-market terms. The fair market value of such instruments which fail to qualify for hedge accounting treatment are reflected as assets or liabilities, with the periodic change in market value recognized in earnings in the Company's Consolidated Financial Statements. During March 2000, the Company's existing derivative contracts were involuntarily terminated from cross-default provisions between the Company's Senior Credit Facility, and its International Swap Dealers Association Master Agreements. As a consequence of these terminations, the Company has a net derivative liability of $69.5 million at August 31, 2001 and 2000, which is reflected in the accompanying Consolidated Financial Statements as a liability subject to compromise (see Note 11) and ranks pari passu with amounts due under the Senior Credit Facility.

The Company also entered into a variety of derivatives in prior years, including interest rate swaps, options, swaptions and forward agreements, which were not designated as hedges or were ineffective throughout the hedge period. Such instruments do not qualify for hedge accounting treatment. These transactions often took the form of financing arrangements whereby the Company received cash proceeds at the outset of the contract in exchange for an obligation to exchange swap settlements in the future at off-market terms. The fair market value of such instruments, which fail to qualify for hedge accounting treatment, are reflected as assets or liabilities, with the periodic change in market value recognized in earnings in the Company's Consolidated Financial Statements.

Credit risk related to the Company's interest rate derivatives arose from the possible inability of counterparties to meet the terms of their contracts on a net basis. All of the Company's interest rate swap agreements as a result, were entered into with major financial institutions, which were expected to fully perform under the terms of the agreements. The Company's credit exposure on swaps was related not to the notional balances of the interest rate swaps, but to the current and potential replacement costs of all profitable contracts at fiscal year end. Credit exposure varied with the market value of the swaps.

As of the bankruptcy filing date (June 9, 2000), the Company had $3.4 million in deferred losses associated with the early termination of qualifying hedge contracts, all of which were charged to reorganization items in the fiscal year ended August 31, 2000.

The following table summarizes the net gains and (losses) on the Company's derivative contracts used for trading purposes in fiscal 2000 and fiscal 1999 ($ in thousands):

                                  FOR THE YEARS ENDED AUGUST 31,
                                  ------------------------------
                                     2000              1999
Interest rate swaps                $(4,697)          $ 5,855
Interest rate swaptions              7,235            (8,578)
Bond forward agreements             (1,407)             (921)
Bond indexed equity swaps             (418)           (2,279)
                                   -------           -------
Total                              $   713           $(5,923)
                                   =======           =======

The following table summarizes the fair value of the Company's derivative contracts used for trading purposes for the fiscal year ended August 31, 2000 and August 31, 1999 ($ in thousands):

                                                      2000                                          1999
                                   ------------------------------------------    --------------------------------------------
                                                      GROSS         GROSS                           GROSS         GROSS
                                    AVERAGE          POSITIVE      NEGATIVE       AVERAGE         POSITIVE       NEGATIVE
                                   FAIR VALUE       FAIR VALUE     FAIR VALUE    FAIR VALUE       FAIR VALUE     FAIR VALUE
                                   ----------       ----------     ----------    ----------       ----------     ----------

Interest rate swaps                 $ (1,311)         $   --         $   --      $    (345)         $3,020        $(13,893)
Interest rate swaptions               (2,967)             --             --         (2,802)             --         (25,904)
Bond forward agreements                   --              --             --             --              --              --
Bond indexed equity swaps             (1,102)             --             --           (599)             --          (1,819)
Forward start swaps                   (2,716)             --             --           (196)             --          (1,331)
                                    --------          ------         ------       --------          ------        --------
Total                               $ (8,096)         $   --         $   --       $ (3,942)         $3,020        $(42,947)
                                    ========          ======         ======       ========          ======        ========



Derivative financial instrument fair values represent an approximation of amounts the Company would have paid to or received from counterparties to terminate its positions prior to maturity, and are based on capital market rates prevailing at August 31, 2000 and 1999.

In addition to the derivatives used for qualifying hedges and for trading purposes described above, the Company has segregated from derivative contracts entered into or modified at off-market terms, $16.1 million of amortizing fixed-rate borrowings as of August 31, 2000. These amounts are included in liabilities subject to compromise as of August 31, 2000. The Company also classified $53.4 million in terminated derivatives as liabilities subject to compromise as of August 31, 2001 and 2000 (see Note 11).

OTHER DERIVATIVES

On December 15, 2000, the Bankruptcy Court approved a multi-year marketing and distribution agreement between the Company and SystemOne. In connection with the agreement, the Company received a warrant with a five-year term to purchase 1,134,615 shares of SystemOne at a price of $3.50 per share. The warrant has been recorded as a derivative asset at its estimated fair market value of $1.1 million at August 31, 2001. Changes in the fair value from the date of inception are charged to earnings, resulting in a derivative loss of $0.6 million being recorded during the fiscal year ended August 31, 2001.

20.  STOCK OPTION PLANS

The Company has the following stock option plans:

The 1993 Stock Option Plan of the former Rollins Environmental Services, Inc. The 1997 Directors Stock Option Plan
The 1997 Stock Option Plan

All outstanding employee stock options granted by Rollins were fully vested on May 15, 1997, in accordance with the terms of the acquisition of Old Safety-Kleen referred to in Note 1.

Option activity for the fiscal years ended August 31 is as follows:

                                                     2001                             2000
                                         ----------------------------     -------------------------------
                                                      Weighted Average                   Weighted Average
                                           Shares      Exercise Price        Shares       Exercise Price
                                           ------      --------------        ------       --------------
Outstanding at beginning of year         1,046,863         $13.844         1,200,988         $13.901
Exercised                                       --              --            (2,000)        $12.750
Expired or canceled                       (462,213)        $13.772          (152,125)        $14.307
                                         ---------                        ----------
Outstanding at end of year                 584,650         $13.901         1,046,863         $13.844
                                         =========                        ==========

Options available for grant              2,549,640                         2,087,427
Options exercisable                        327,225         $14.001           388,200         $13.953

                                                   1999
                                         ------------------------------
                                                       Weighted Average
                                           Shares       Exercise Price
                                         ---------      --------------
Outstanding at beginning of year           754,250         $14.844
Granted                                    538,625         $13.250
Exercised                                  (18,250)        $11.613
Expired or canceled                        (73,637)        $19.125
                                         ---------
Outstanding at end of year               1,200,988         $13.901
                                         =========

Options available for grant                635,302
Options exercisable                        202,113         $14.439


                                       2001                                         2000
                     -------------------------------------        ----------------------------------------
                                     Weighted                                     Weighted
                                     Average       Weighted                       Average         Weighted
     Range of                       Remaining       Average                      Remaining        Average
     Exercise          Options     Contractual     Exercise         Options      Contractual       Exercise
      Price          Outstanding       Life          Price        Outstanding        Life           Price
--------------       ------------   ----------     --------       ------------   -----------      ---------
$10.50-$11.50               6,750   2.26 years      $11.500             6,750    3.26 years       $11.500
$12.75-$15.75             565,750   6.94 years      $13.794         1,027,063    5.23 years       $13.773
$16.50-$23.00              12,150   0.73 years      $20.480            13,050    1.69 years       $20.665
                      -----------                                   ---------
$10.50-$23.00             584,650   6.76 years      $13.901         1,046,863    5.17 years       $13.844
                      ===========                                   =========





                                       1999
                     --------------------------------------
                                     Weighted
                                     Average       Weighted
                                    Remaining       Average
     Range of          Options     Contractual     Exercise
  Exercise Price     Outstanding       Life          Price
  --------------     -----------       ----          -----
$10.50-$11.50               6,750   4.26 years      $11.500
$12.75-$15.75           1,178,688   8.51 years      $13.794
$16.50-$23.00              13,050   2.69 years      $20.665
$30.00-$35.50               2,500   0.25 years      $35.500
                        --------
$10.50-$35.50           1,200,988   8.41 years      $13.901
                        =========


Effective July 9, 1997, the directors of Safety-Kleen set aside 1.5 million shares of its $1 par value common stock for issuance under the 1997 Stock Option Plan. Effective October 5, 1999, the number of shares set aside was increased by 10 million shares. All options under this plan are for a term of ten years from the date of grant and become exercisable with respect to 20% of the total number of shares subject to the option, approximately one year after the date of grant, and with respect to an additional 20% at the end of each 12-month period thereafter on a cumulative basis during the succeeding four years. The plan provides for the granting of stock options to certain senior employees and officers of the Company at the discretion of the Board of Directors. All options are subject to certain conditions of service. Options for 471,125 shares were granted during fiscal 1999 at an exercise price of $13.25. No options were granted during each of fiscal 2001 and 2000.

Effective July 9, 1997, the directors of the Safety-Kleen set aside 135,000 shares of its $1 par value common stock for issuance under the 1997 Directors Stock Option Plan. Effective October 5, 1999, the number of shares set aside was increased by 300,000 shares. All options under this plan are for a term of ten years from the date of grant and become exercisable with respect to 20% of the total number of shares subject to the option, approximately one year after the date of grant, and with respect to an additional 20% at the end of each 12-month period thereafter on a cumulative basis during the succeeding four years. All options are subject to certain conditions of service. Options for 67,500 shares were granted during fiscal 1999 at an exercise price of $13.25. No options were granted during fiscal 2001 and 2000.

In accordance with the disclosure requirements of SFAS No. 123, the fair value of each option grant during fiscal 1999, has been estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:


                                             AUGUST 31, 1999
                                            ------------------
Risk-free interest rate                            5.3%
Expected life                                      7.0 years
Dividend rate                                      0.0%
Expected volatility                               60.8%


As required by SFAS No. 123, the Company has determined that the weighted average estimated fair values of options granted during fiscal 1999, were $8.22 per share. Had compensation cost for these plans been determined based on the Black-Scholes value at the grant dates for awards as prescribed by SFAS No. 123, pro forma net income and earnings per share would have been as follows ($ in thousands, except per share data):


                                    YEAR ENDED AUGUST 31,
                            2001              2000              1999
                        -----------       -----------       -----------
Net loss:
     As reported        $  (229,078)      $  (833,191)      $  (223,155)
    Pro forma              (231,044)         (835,157)         (225,121)
Net loss per share
     As reported        $     (2.27)      $     (8.27)      $     (2.52)
     Pro forma                (2.29)            (8.29)            (2.54)


21.  EMPLOYEE BENEFIT PLANS

Defined benefit plans

As of August 31, 2001, the Company did not sponsor any significant active defined benefit pension plans. For plans terminated during fiscal 2000, all accumulated benefits have been distributed to plan participants.

In January 1998, certain union organizations granted their permission to terminate the LES Union Pension Plan and, during July 1998, the Application for Determination Upon Termination was filed with the Internal Revenue Service. The final settlement payout for the LES Union Pension Plan was in May 1999. All remaining participants represented by union organizations not granting termination permission were transferred to another "mirror image" plan, the Deer Park Union Pension Plan, effective February 1, 1998. In March 1999, management obtained the remaining union organizations' permission to terminate the Deer Park Union Pension Plan. Plan assets were distributed to participants in March 2000.

As a result of the acquisition of Old Safety-Kleen, the Company acquired three defined benefit plans. The Safety-Kleen Corp. Sales Employees' Pension Plan (the "Sales Plan") is a noncontributory defined benefit pension plan that originally covered certain U.S. employees of Old Safety-Kleen, including branch managers and sales representatives. Other salaried employees, excluding branch managers and sales representatives, were covered under the Salaried Employee's Pension Plan (the "Salaried Plan"). Hourly-paid employees were covered under the Hourly-Paid Employees' Pension Plan (the "Hourly Plan"). On July 10, 1998, the Company announced its intention to discontinue benefit accrual and to terminate all three plans. Effective September 30, 1998, the Salaried Plan and the Hourly Plan, (collectively the "Transferring Plans"), were merged into the Sales Plan. Upon merging of the Transferring Plans, the Sales Plan received the interest in the assets of the trust fund of the Transferring Plans and assumed the accumulated benefit obligation of the Transferring Plans. After the merger, the Transferring Plans ceased to exist. The Sales Plan was subsequently terminated December 24, 1999 and accumulated benefits were distributed to participants on March 31, 2000.

Changes in the projected benefit obligations and pension plan assets relating to the Company's defined benefit pension plans as of August 31, 2001 and 2000, are set forth in the following table ($ in thousands):


                                                     2001         2000
                                                    -----       --------
Change in benefit obligation
Net benefit obligation at beginning of year         $  --       $ 90,641
Settlement loss                                        --          3,415
Benefits paid                                          --        (94,056)
                                                    -----       --------
Net benefit obligation at end of year               $  --       $     --
                                                    =====       ========

Change in plan assets
Fair value of plan assets at beginning of year      $ 387       $ 92,635
Net plan assets acquired                               --             --
Actual return on plan assets                           26          1,808
Contributions                                          17             --
Benefits paid                                         (44)       (94,056)
Commissions, fees and expenses                        (44)            --
                                                    -----       --------
Fair value of plan assets at end of year            $ 342       $    387
                                                    -----       --------

Accrued benefit surplus                             $ 342       $    387
                                                    =====       ========


There was no periodic pension costs for the Company's defined benefit pension plans for the years ended August 31, 2001 and 2000. Effective as of October 14, 1997, the Company adopted a Supplemental Executive Retirement Plan (SERP) for certain eligible employees. The SERP is an unfunded plan that provides for benefit payments in addition to those payable under a qualified retirement plan. As of August 31, 2001, a liability of approximately $1.8 million related to the SERP plan is recorded in other long-term liabilities.

Defined contribution plan

The Company offers to all eligible employees the opportunity to participate in the Company's defined contribution employee benefit plan (the "Safety-Kleen 401(k) Plan"). Employees are allowed to contribute up to 15% of their annual salary to the Safety-Kleen 401(k) Plan, and during fiscal 2001, the Company made matching contributions limited to 75% of the first 6% of an employee's eligible compensation. Employer contribution expense for fiscal years ended August 31, 2001, 2000, and 1999 was $10.6 million, $11.8 million, and $11.8 million, respectively. In fiscal 2002, the Board of Directors has determined to suspend matching contributions indefinitely.

Other

The Company provides medical benefits to approximately 70 former employees of Old Safety-Kleen. At the date of the acquisition of Old Safety-Kleen, the plan was frozen and subsequently terminated. The Company currently provides benefits to those remaining participants as required by the provisions of COBRA.

Effective September 8, 2000, the Company implemented the Senior Executive Retention Plan to provide a financial incentive to certain employees to remain with the Company during the turnaround and restructuring process. Under the terms of this plan, participants must be actively employed by the Company through the retention period, which ended on December 31, 2001. In addition, the Company has entered into retention bonus agreements for certain key executives whereby bonuses are payable upon the occurrence of certain defined events, such as filing of a plan of reorganization or the consummation of the sale of substantially all of the assets of the Company. The Company recognized $8.1 million of expense related to these arrangements as a reorganization item in the accompanying fiscal 2001 statement of operations.

22.  INCOME TAXES

For financial reporting purposes, income (loss) before income taxes and extraordinary items, showing domestic and foreign sources, was as follows ($ in thousands):

                                                                   YEAR ENDED AUGUST 31,
                                                        ---------------------------------------------
                                                           2001              2000              1999
                                                        ---------         ---------         ---------
Domestic                                                $(238,992)        $(814,878)        $(197,253)
Foreign                                                    22,197            (5,290)           13,192
                                                        ---------         ---------         ---------
Loss before income taxes and extraordinary items        $(216,795)        $(820,168)        $(184,061)
                                                        =========         =========         =========

The income tax expense before extraordinary items is as follows ($ in thousands):

                                   YEAR ENDED AUGUST 31,
                          --------------------------------------
                            2001           2000           1999
                          -------        -------        -------
Current:
     Federal              $    --        $    --        $    --
     State                  8,494            594            915
     Foreign                6,475          4,177          9,731
Deferred:
     Federal                   --          6,029         24,274
     State                     --            689          2,774
     Foreign                2,905          1,534          1,400
                          -------        -------        -------
Income tax expense        $17,874        $13,023        $39,094
                          =======        =======        =======


A reconciliation of the income tax expense calculated by applying the domestic statutory federal income tax rate to the loss before income taxes is as follows ($ in thousands):

                                                   YEAR ENDED AUGUST 31,
                                            --------------------------------------
                                             2001          2000            1999
                                             ----          ----            ----
Federal income tax expense (benefit)
  at statutory rate                         (35.0)%        (35.0)%         (35.0)%
State income tax expense (benefit)           (1.9)%         (3.6)%          (0.3)%
Change in valuation allowance                39.6%          36.2%           39.3%
Foreign country rate differential             1.0%           0.1%            0.5%
Goodwill                                      5.6%           4.5%            7.6%
Other                                        (1.1)%         (0.6)%           9.1%
                                            -----          -----           -----
           Income tax expense                 8.2%           1.6%           21.2%
                                            =====          =====           =====

Deferred tax assets and liabilities consisted of the following ($ in thousands):

                                                            YEAR ENDED AUGUST 31,
                                                        ---------------------------
                                                           2001              2000
                                                        ---------         ---------
Deferred tax assets:
     Allowance for uncollectible invoices               $  31,592         $  34,010
     Deferred revenue                                      20,964            47,180
     Accrued liabilities                                  178,958           161,255
     Tax attribute carryovers                             496,883           330,194
     Deferred financing costs                              12,543            16,710
     Other                                                  7,496             4,862
                                                        ---------         ---------
         Total gross deferred tax assets                  748,436           594,211
         Less -Valuation allowance                       (458,207)         (386,095)
                                                        ---------         ---------
Net deferred tax assets                                   290,229           208,116
                                                        ---------         ---------
Deferred tax liabilities:
        Excess of tax over book depreciation             (180,665)         (213,172)
        Interest                                         (119,415)          (23,695)
        Other                                             (51,920)          (35,354)
                                                        ---------         ---------
            Total gross deferred tax liabilities         (352,000)         (272,221)
                                                        ---------         ---------
Net deferred tax liabilities                            $ (61,771)        $ (64,105)
                                                        =========         =========

As of August 31, 2001, the Company has net operating loss ("NOL") carryforwards for U.S. federal income taxes of approximately $1.2 billion expiring in the years 2006 through 2021 and capital loss carryforwards of $24 million expiring in 2005. Such NOLs are subject to limitations of both Treasury Regulation 1.1502-21 and Internal Revenue Code "IRC" Section 382. At August 31, 2001, interest carryovers of approximately $15 million limited by IRC Section 163(j) are available against U.S. federal tax without expiration. The carryovers are based on tax returns as currently filed and are subject to change based on the Company's detailed review and analysis of all restatement adjustments for tax purposes, as it is not practicable to determine the impact or related interest and penalties, if any, of the restatement adjustments on amended returns at this time. The Company's tax returns are subject to periodic audit by the various jurisdictions in which it operates. These audits, including those currently underway, can result in adjustments of taxes due or adjustments of the NOLs, which are available to offset future taxable income. Implementation of a plan or plans of reorganization will likely reduce the availability of some or all of these NOL carryforwards.

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

23.  RELATED PARTY TRANSACTIONS

LAIDLAW INC.

Insurance premiums paid to Laidlaw, including those related to workers compensation, general and auto liability, totaled approximately $0.1 million, $14.8 million and $21.5 million in fiscal 2001, 2000 and 1999, respectively. Rates paid under insurance contracts were determined on a similar basis as those charged under similar contracts with third-party insurers.

On May 15, 1997, in connection with the Rollins Acquisition, the Company issued a $350 million 5% subordinated convertible PIK Debenture due May 15, 2009, and paid $349.1 million in cash to Laidlaw. On August 27, 1999, the Company repurchased the PIK Debenture for (i) $200 million in cash, (ii) 11,320,755 shares of common stock and (iii) 376,858 shares of common stock in satisfaction of accrued and unpaid interest on the PIK Debenture to the date of purchase. During the fiscal year ended August 31, 1999, the Company issued a total of 1,545,399 common shares to Laidlaw in satisfaction of interest payments due under the PIK Debenture.

Pursuant to the Rollins Acquisition, Laidlaw and LTI and indirect wholly-owned subsidiaries of Laidlaw, agreed to jointly and severally indemnify the Company for certain obligations and liabilities. Also pursuant to the Rollins Acquisition, the Company agreed to jointly and severally indemnify Laidlaw and LTI, for certain obligations and liabilities. Additionally, certain other guaranties have been entered into by Laidlaw on behalf of the Company (See Notes 3 and 14).

Certain former directors or officers of the Company also served as directors or officers of Laidlaw during fiscal 2000 and 1999. As of August 31, 2001, no directors or officers of the Company served as directors or officers of Laidlaw.

Currently, there are substantial claims and counterclaims between the Company, Laidlaw and its affiliates (see Note 14).

SAFETY-KLEEN EUROPE

During portions of fiscal 2000 and 1999, the Company accounted for its investment in Safety-Kleen Europe, Limited under the equity method. During this period, the Company provided Safety-Kleen Europe, Limited with information technology services, inventory and reimbursement of certain building rents. In fiscal 2000 and 1999, the Company invoiced Safety-Kleen Europe, Limited $1.9 million and $1.3 million, respectively, for information technology services and inventory. Also during this period, the Company reimbursed Safety-Kleen Europe, Limited $1.1 million and $0.1 million in fiscal 2000 and 1999, respectively, for building rents and software.

RAYMOND JAMES & ASSOCIATES

David E. Thomas, Jr., Safety-Kleen's former Chairman and CEO and a member of Safety-Kleen's Board of Directors since 1997, was previously Senior Managing Director and Head of the Investment Banking Group of Raymond James & Associates, Inc. ("Raymond James"). In December 2001, he returned to Raymond James as a managing director. Raymond James has acted as financial advisor and in other capacities to the Company for various matters, including acquisitions, divestitures and securities offerings. The Company paid approximately $2.8 million to Raymond James for these services in fiscal 1999 and accrued approximately $350,000 in fiscal 2000 for consulting services performed. As of August 31, 2001 and February 28, 2002, Safety-Kleen has not paid Raymond James the fiscal 2000 accrued amount.

ROLLINS TRUCK LEASING CORP.

Until February 26, 2001, Mr. Tippie, a director of Safety-Kleen, was Chairman of the Board, Chairman of the Executive Committee, President and CEO of Rollins Truck Leasing Corp. During fiscal 2001, 2000 and 1999, the Company paid Rollins Truck Leasing Corp. approximately $0.4 million, $1.2 million and $2.7 million, respectively, on account of truck rentals. Rollins Truck Leasing Corp. also purchased certain supplies from the Company. During fiscal 2001 and 2000, Rollins Truck Leasing Corp. paid approximately $0.1 million and $0.3 million, respectively, to the Company for these supplies. In addition, in September 1998, the Company guaranteed certain lease payments for vehicles leased by a subcontractor of the Company from Rollins Truck Leasing Corp. Pursuant to the provisions of the Bankruptcy Code, the Bankruptcy Court authorized the Company to reject its contract with the subcontractor in November 2001. Rollins Truck Leasing Corp. may possess an unsecured claim against the Company in its Chapter 11 Cases based upon the Company's guarantee.

AK STEEL CORPORATION

Mr. Wareham, a director of Safety-Kleen, was the President of AK Steel Corporation until his retirement on March 1, 2002. During fiscal 2001, the Company provided parts cleaner and other services to AK Steel Corporation, and received approximately $0.2 million in payments for such services.

MATLACK SYSTEMS, INC.

Mr. Tippie is a director and shareholder of Matlack Systems, Inc. Mr. Rollins, Jr., who is a member of the Safety-Kleen's Board of Directors, is Chairman of the Board and a shareholder of Matlack Systems, Inc. During fiscal 2001 and 2000, the Company paid Matlack Systems, Inc. approximately $0.3 million and $0.4 million, respectively, for transportation services. During fiscal 2001 and 2000, Matlack Systems, Inc. also purchased supplies and services from the Company of less than $0.1 million and $0.6 million, respectively.

OTHER

In September 2000, the Company transferred ownership of a residential property in Oakville, Ontario, to the spouse of Kenneth W. Winger, the former President and Chief Executive Officer of Safety-Kleen and a former director of Safety-Kleen, for $444,000. Laidlaw had originally purchased this property in 1995 from Mr. Winger's spouse for the same amount pursuant to an agreement with Mr. Winger in connection with his relocation to the Company's South Carolina offices. The property had been held by Safety-Kleen Ltd., a successor in interest to Laidlaw Environmental Services Ltd. Based on a broker's opinion of value, the Company believes that the price paid by Mr. Winger's spouse was fair to the Company, taking into account the additional expense that the Company would have had to incur to sell the property to a third party. Mr. Winger and his spouse released the Company from further obligations and liability arising under an agreement executed in March 2000 between the Company and Mr. Winger concerning the transfer of the property and the payment by the Company of certain relocation expenses.

The above related party transactions which involve certain current or former directors or officers of the Company were conducted on terms similar to those of third parties.

24.  SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION

The supplemental cash flow disclosures and non-cash transactions are as follows ($ in thousands):


                                                                    FISCAL YEARS ENDED AUGUST 31,
                                                                --------------------------------------
                                                                    2001         2000           1999
                                                                ----------     --------      ---------
Supplemental cash flow information:
  Cash paid during the year for:
     Interest                                                   $       --     $ 90,370      $ 186,517
                                                                ==========     ========      =========
     Income taxes paid (refunded)                               $   11,427     $ 10,525      $ (22,529)
                                                                ==========     ========      =========

Non-cash investing and financing activities:
   Business combinations:
     Fair value of assets acquired                              $       --     $ 48,990      $  46,132
     Less, cash paid, net                                               --      (27,072)       (14,904)
     Fair value of liabilities assumed                                  --      (21,918)       (31,228)
                                                                ----------     --------      ---------
   Issuance of common stock to satisfy interest payment due
     on subordinated convertible debenture                      $       --     $     --      $  22,486
                                                                ==========     ========      =========
   Issuance of common stock as consideration for
     repurchase of subordinated convertible debenture           $       --     $     --      $ 150,000
                                                                ==========     ========      =========
   Non-cash transactions arising from sale of business:
     Equity investment recorded as long-term investment         $       --     $     --      $  37,782
                                                                ==========     ========      =========


25.  SEGMENT AND GEOGRAPHIC INFORMATION

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

The Company is organized along its two primary business activities - Chemical Services and Branch Sales and Service. Chemical Services involves the treatment, recycling and destruction of hazardous and non-hazardous waste at Company owned and operated facilities. The Company operates thermal destruction incinerators, landfills and wastewater treatment facilities. Branch Sales and Service involves providing various services to both industrial and commercial customers and government entities. These services include, but are not limited to, parts cleaner services and hazardous and non-hazardous waste collection, treatment, recycling and disposal. Each segment is managed independently from the other and reports separately to senior management.

The Company currently classifies as "Corporate" in its segment reporting the cost of certain Company-wide functions and services consisting primarily of legal, accounting, finance and information technology. In addition, this category includes the incremental cost of the Company's efforts related to its internal accounting review for fiscal 1997 through 2000, the audits of these periods and the various investigations of its financial results. Certain intersegment eliminations are recorded in Corporate. As discussed in Note 1, other components of income, expense and loss directly attributable to the Chapter 11 Cases are classified as "Reorganization items" in the consolidated statement of operations.

In 1999, the Company's general ledger and system of internal financial reporting was aligned to report the financial results of its various segments and lines of business based on the operational organization then in place. The Company changed its system of internal financial reporting as a result of the reorganization of its operations in the third quarter of fiscal 2000. Substantial efforts were made to conform the prior year's reporting to the fiscal 2000 organization and new reporting structure. In connection with these efforts, management restated segment results to reflect service centers' operations as profit centers. In addition, management reviewed certain Company-wide selling, general and administrative expenses and attempted to allocate these expenses consistently from year to year among the segments. Management believes that the financial results for segment reporting purposes during fiscal 1999 through fiscal 2001 are reasonable and in accordance with SFAS No. 131.

The table below reflects certain information relating to the Company's operations ($ in thousands):


                                      BRANCH SALES        CHEMICAL
                                      AND SERVICE         SERVICES       CORPORATE         TOTAL
                                      -----------        ----------      ---------       ---------

FISCAL 2001:
     Outside revenue                   $ 1,008,903      $   505,631      $      49      $ 1,514,583
     Intersegment revenue                   10,964           49,056        (60,020)              --
     Depreciation and amortization         112,198           29,344          2,168          143,710
     Impairment and other charges            7,176           45,708             --           52,884
     EBITDA                                 51,818           36,832        (60,392)          28,258
     Intangible assets, net              1,395,075          332,909             --        1,727,984
     Total assets                        2,177,651          710,351        125,791        3,013,793

FISCAL 2000:
     Outside revenue                   $   986,627      $   599,022      $     624      $ 1,586,273
     Intersegment revenue                   12,353           55,964        (68,317)              --
     Depreciation and amortization         110,207           57,552          2,143          169,902
     Impairment and other charges           18,688          349,105             --          367,793
     EBITDA                                (29,044)         (12,836)       (40,595)         (82,475)
     Intangible assets, net              1,450,581          347,704             --        1,798,285
     Total assets                        2,242,270          754,135        135,463        3,131,868

FISCAL 1999:
     Outside revenue                   $   954,421      $   671,436      $  (1,819)     $ 1,624,038
     Intersegment revenue                    1,540           49,722        (51,262)              --
     Depreciation and amortization         104,574           55,212          1,528          161,314
     Impairment and other charges               --           11,287             --           11,287
     EBITDA                                115,754          106,933        (43,210)         179,477
     Intangible assets, net              1,462,163          460,044             --        1,922,207
     Total assets                        2,270,243        1,197,106        167,965        3,635,314

Outside revenue and intersegment revenue related to products and services within the Branch Sales and Service segment is shown in the table below ($ in thousands):


                                                  FISCAL YEARS ENDED AUGUST 31,
                                               ------------------------------------
                                                  2001         2000         1999
                                               ----------     --------     --------
Parts Cleaner Service                          $  327,071     $341,303     $370,028
Paint Refinishing Services                         58,287       60,629       66,281
Imaging Services                                   40,968       42,984       43,509
Dry Cleaner Services                               19,723       20,038       19,940
Vacuum Truck Services                              56,404       46,603       36,411
Integrated Customer Compliance Services            18,934       13,163        9,305
Industrial Waste Collection Services              234,127      223,156      224,144
Oil Collection Services                            63,327       69,771       57,162
Oil Re-Refining                                   152,083      135,068       90,884
Automotive Recovery Services                       27,617       25,017       18,937
Additional services                                21,326       21,248       19,360
                                               ----------     --------     --------
    Total outside and intersegment revenue     $1,019,867     $998,980     $955,961
                                               ==========     ========     ========

Outside revenue and intersegment revenue related to products and services within the Chemical Services segment is shown in the table below ($ in thousands):

                                                     FISCAL YEARS ENDED AUGUST 31,
                                               ---------------------------------------
                                                  2001           2000           1999
                                               ---------      ---------      ---------

Incineration                                   $ 119,396      $ 120,196      $ 116,538
Landfill                                          87,140        101,748        111,666
Wastewater Treatment                              39,126         54,786         46,049
Service Center                                   262,149        262,931        304,575
Additional services                               97,212        103,569         81,864
Transportation                                    25,076         32,293         46,149
Closed Facilities and Ceased Operations           48,203        112,032        158,472
                                               ---------      ---------      ---------
                                                 678,302        787,555        865,313
Less: Intrasegment revenue                      (123,615)      (132,569)      (144,155)
                                               ---------      ---------      ---------
    Total outside and intersegment revenue     $ 554,687      $ 654,986      $ 721,158
                                               =========      =========      =========

The table below provides a reconciliation of EBITDA to operating (loss) income ($ in thousands):

                                       FISCAL YEARS ENDED AUGUST 31,
                                     2001           2000           1999
                                  ---------      ---------      ---------
EBITDA                            $  28,258      $ (82,475)     $ 179,477
Depreciation and amortization      (143,710)      (169,902)      (161,314)
Impairment and other charges        (52,884)      (367,793)       (11,287)
                                  ---------      ---------      ---------
     Operating (loss) income      $(168,336)     $(620,170)     $   6,876
                                  =========      =========      =========

Information concerning principal geographic areas is as follows ($ in thousands):


                                         UNITED STATES     CANADA      EUROPE        TOTAL
                                         -------------     ------      ------        -----
FISCAL 2001:
     Outside revenue                       $1,350,983     $163,600          --     $1,514,583
     Net property, plant and equipment        669,482       94,121          --        763,603

FISCAL 2000:
     Outside revenue                       $1,410,394     $175,879          --     $1,586,273
     Net property, plant and equipment        665,756      107,119          --        772,875

FISCAL 1999:
     Outside revenue                       $1,419,921     $163,887     $40,230     $1,624,038
     Net property, plant and equipment      1,016,889      118,239          --      1,135,128

26.  CONDENSED COMBINED FINANCIAL STATEMENTS OF ENTITIES IN BANKRUPTCY

The following condensed combined financial statements are presented in accordance with SOP 90-7:

            CONDENSED COMBINED CONSOLIDATING STATEMENT OF OPERATIONS
                           YEAR ENDED AUGUST 31, 2001

                                                              ENTITIES NOT
                                               ENTITIES IN         IN
                                             REORGANIZATION   REORGANIZATION                CONSOLIDATED
In thousands                                   PROCEEDINGS     PROCEEDINGS   ELIMINATIONS    TOTALS
------------------------------------------  ---------------   -------------- ------------   ------------

Revenues                                       $ 1,394,828      $ 208,279      $(88,524)     $ 1,514,583
Operating expenses                               1,589,855        181,588       (88,524)       1,682,919
                                               -----------      ---------      --------      -----------
Operating loss                                    (195,027)        26,691            --         (168,336)
Interest expense, net (1)                            1,707         (6,743)           --           (5,036)
Other (expense) income                              (1,044)          (514)           --           (1,558)
Equity in earnings of associated companies          10,435             --       (10,435)              --
                                               -----------      ---------      --------      -----------
Loss before reorganization items, income
   taxes and minority interest                    (183,929)        19,434       (10,435)        (174,930)
Reorganization items                               (42,284)            --            --          (42,284)
Income tax expense                                  (8,456)        (9,418)           --          (17,874)
                                               -----------      ---------      --------      -----------
Loss before minority interest                     (234,669)        10,016       (10,435)        (235,088)
Minority interest                                       --            419            --              419
                                               -----------      ---------      --------      -----------
Loss before extraordinary items                   (234,669)        10,435       (10,435)        (234,669)
Extraordinary items                                  5,591             --            --            5,591
                                               -----------      ---------      --------      -----------
Net loss                                       $  (229,078)     $  10,435      $(10,435)     $  (229,078)
                                               ===========      =========      ========      ===========

(1) Excluding contractual interest of $245,436 for Entities in Reorganization Proceedings.

                 CONDENSED COMBINED CONSOLIDATING BALANCE SHEET
                              AS OF AUGUST 31, 2001


                                           ENTITIES IN       ENTITIES NOT IN
                                         REORGANIZATION       REORGANIZATION                              CONSOLIDATED
In thousands                               PROCEEDINGS          PROCEEDINGS         ELIMINATIONS             TOTALS
----------------------------------         -----------           ---------           -----------           -----------
ASSETS:
Current assets                             $   400,870           $  92,546           $        --           $   493,416
Intercompany receivables                        56,995                  --               (56,995)                   --
Property, plant & equipment, net               668,141              95,462                    --               763,603
Investment in subsidiaries                      29,534                  --               (29,534)                   --
Intangibles assets, net                      1,653,188              74,796                    --             1,727,984
Other assets                                    27,270               1,520                    --                28,790
                                           -----------           ---------           -----------           -----------
                                           $ 2,835,998           $ 264,324           $   (86,529)          $ 3,013,793
                                           ===========           =========           ===========           ===========

LIABILITIES:
Current liabilities                        $   311,344           $  94,983                    --               406,327
Intercompany payables                               --              56,995               (56,995)                   --
Non-current liabilities                        387,824              83,103                    --               470,927
Liabilities subject to compromise            2,481,274                  --                    --             2,481,274
Minority interest                                1,238                (291)                   --                   947

STOCKHOLDERS' EQUITY (DEFICIT)                (345,682)             29,534               (29,534)             (345,682)
                                           -----------           ---------           -----------           -----------
                                           $ 2,835,998           $ 264,324           $   (86,529)          $ 3,013,793
                                           ===========           =========           ===========           ===========

            CONDENSED COMBINED CONSOLIDATING STATEMENT OF CASH FLOWS
                           YEAR ENDED AUGUST 31, 2001


                                                               ENTITIES IN      ENTITIES NOT IN
                                                              REORGANIZATION     REORGANIZATION      CONSOLIDATED
In thousands                                                   PROCEEDINGS        PROCEEDINGS           TOTALS
-------------------------------------------------------       --------------    ----------------     ------------
Net cash provided by (used in) operating activities              $ 77,655           $ 22,270           $  99,925
                                                                 --------           --------           ---------

Cash flows from investing activities:
   Proceeds from sales of property, plant and equipment             4,766                443               5,209
   Purchases of property, plant and equipment                     (65,496)            (5,836)            (71,332)
   Decrease (increase) in long-term investments                     8,533                313               8,846
                                                                 --------           --------           ---------
Net cash provided by (used in) investing activities               (52,197)            (5,080)            (57,277)
                                                                 --------           --------           ---------

Cash flows from financing activities:
   Repayments of long-term debt                                   (10,080)                --             (10,080)
   Change in intercompany accounts                                (14,419)            14,419                  --
                                                                 --------           --------           ---------
Net cash provided by (used in) financing activities               (24,499)            14,419             (10,080)

Effect of exchange rate changes on cash                            (2,131)             1,338                (793)
                                                                 --------           --------           ---------
Net increase (decrease) in cash and cash equivalents               (1,172)            32,947              31,775
Cash and cash equivalents at:
   Beginning of year                                               74,234             10,048              84,282
                                                                 --------           --------           ---------
   End of year                                                   $ 73,062           $ 42,995           $ 116,057
                                                                 ========           ========           =========



            CONDENSED COMBINED CONSOLIDATING STATEMENT OF OPERATIONS
                           YEAR ENDED AUGUST 31, 2000

                                                ENTITIES IN          ENTITIES NOT
                                              REORGANIZATION        REORGANIZATION          CONSOLIDATED
In thousands                                    PROCEEDINGS           PROCEEDINGS           ELIMINATIONS               TOTALS
------------------------------------------    --------------       ----------------         ------------            -----------

Revenues                                        $ 1,521,435             $ 241,971             $(177,133)            $ 1,586,273
Operating expenses                                2,133,134               250,442              (177,133)              2,206,443
                                                -----------             ---------             ---------             -----------
Operating loss                                     (611,699)               (8,471)                   --                (620,170)
Interest expense, net (1)                          (136,425)               (5,454)                   --                (141,879)
Other income (expense)                                1,286                   (79)                   --                   1,207
Equity in earnings of associated companies          (18,152)                   --                19,921                   1,769
                                                -----------             ---------             ---------             -----------
Loss before reorganization items, income
   taxes and minority interest                     (764,990)              (14,004)               19,921                (759,073)
Reorganization items                                (60,923)                   --                    --                 (60,923)
Income tax expense                                   (7,279)               (5,744)                   --                 (13,023)
                                                -----------             ---------             ---------             -----------
Loss before minority interest                      (833,192)              (19,748)               19,921                (833,019)
Minority interest                                         1                  (173)                   --                    (172)
                                                -----------             ---------             ---------             -----------
Net loss                                        $  (833,191)            $ (19,921)            $  19,921             $  (833,191)
                                                ===========             =========             =========             ===========

(1) Excluding contractual interest of $60,756 for Entities in Reorganization Proceedings

                 CONDENSED COMBINED CONSOLIDATING BALANCE SHEET
                              AS OF AUGUST 31, 2000

                                              ENTITIES IN    ENTITIES NOT IN
                                            REORGANIZATION    REORGANIZATION                      CONSOLIDATED
In thousands                                  PROCEEDINGS       PROCEEDINGS     ELIMINATIONS         TOTALS
----------------------------------          --------------   ---------------    ------------      ------------
ASSETS:
Current assets                                $  443,563         $ 78,260         $     --         $  521,823
Intercompany receivables                          57,370               --          (57,370)                --
Property, plant and equipment, net               662,288          110,587               --            772,875
Investment in subsidiaries                         8,954               --           (8,954)                --
Intangible assets, net                         1,735,390           62,895               --          1,798,285
Other assets                                      36,698            2,187               --             38,885
                                              ----------         --------         --------         ----------
                                              $2,944,263         $253,929         $(66,324)        $3,131,868
                                              ==========         ========         ========         ==========

LIABILITIES:
Current liabilities                           $  257,499         $ 99,580         $     --         $  357,079
Intercompany payables                                 --           57,370          (57,370)                --
Non-current liabilities                          299,617           87,873               --            387,490
Liabilities subject to compromise              2,500,973               --               --          2,500,973
Minority interest                                  1,144              152               --              1,296

STOCKHOLDERS' EQUITY (DEFICIT)                  (114,970)           8,954           (8,954)          (114,970)
                                              ----------         --------         --------         ----------
                                              $2,944,263         $253,929         $(66,324)        $3,131,868
                                              ==========         ========         ========         ==========

            CONDENSED COMBINED CONSOLIDATING STATEMENT OF CASH FLOWS
                           YEAR ENDED AUGUST 31, 2000

                                                                     ENTITIES IN   ENTITIES NOT IN
                                                                   REORGANIZATION   REORGANIZATION    CONSOLIDATED
In thousands                                                         PROCEEDINGS     PROCEEDINGS         TOTALS
----------------------------------------------------------         --------------  ---------------    ------------
Net cash provided by (used in) operating activities                   $(61,419)        $  2,532         $(58,887)
                                                                      --------         --------         --------

Cash flows from investing activities:
   Cash expended on acquisition of businesses                          (15,152)         (11,920)         (27,072)
   Proceeds from sales of property, plant and equipment                  9,794              204            9,998
   Purchases of property, plant and equipment                          (43,692)          (9,406)         (53,098)
   Decrease (increase) in long-term investments                         16,758           (4,975)          11,783
   Proceeds from sale of business                                       31,581               --           31,581
                                                                      --------         --------         --------
Net cash provided by (used in) investing activities                       (711)         (26,097)         (26,808)
                                                                      --------         --------         --------

Cash flows from financing activities:
   Issuance of common stock upon exercise of stock options                  26               --               26
   Borrowings of long-term debt                                        235,545           17,152          252,697
   Repayments of long-term debt                                        (60,933)          (6,221)         (67,154)
   Bank financing fees and expenses                                     (4,047)              --           (4,047)
   Bank overdraft                                                      (24,739)         (20,505)         (45,244)
   Change in derivative liabilities                                     21,759               --           21,759
   Change in intercompany accounts                                     (39,054)          39,054               --
   Change in other, net                                                    146               --              146
                                                                      --------         --------         --------
Net cash provided by (used in) financing activities                    128,703           29,480          158,183
                                                                      --------         --------         --------

Effect of exchange rate changes on cash                                     --            1,722            1,722
                                                                      --------         --------         --------
Net increase (decrease) in cash and cash equivalents                    66,573            7,637           74,210
Cash and cash equivalents at:
   Beginning of year                                                     7,661            2,411           10,072
                                                                      --------         --------         --------
   End of year                                                        $ 74,234         $ 10,048         $ 84,282
                                                                      ========         ========         ========

27. SUMMARIZED FINANCIAL INFORMATION OF GUARANTOR/NON-GUARANTOR

In connection with the acquisition of Old Safety-Kleen, Safety-Kleen Services, Inc. issued the 1998 Notes (see Note 10). The 1998 Notes are jointly and severally guaranteed by Safety-Kleen and all wholly-owned domestic subsidiaries on a full and unconditional basis. No foreign direct or indirect subsidiary or non-wholly-owned domestic subsidiary is an obligor or guarantor on the financing. Separate financial statements and other disclosures concerning each of Safety-Kleen Services, Inc. and the subsidiary guarantors are not presented because management believes they are not material to investors. Summarized financial information for the Company on a combined basis is set forth below.

            CONDENSED COMBINED CONSOLIDATING STATEMENT OF OPERATIONS
                           YEAR ENDED AUGUST 31, 2001


                                                                                       SUBSIDIARY
                                       SAFETY-KLEEN    SAFETY-KLEEN     SUBSIDIARY        NON-                     CONSOLIDATED
In thousands                               CORP.       SERVICES, INC.   GUARANTORS     GUARANTORS   ELIMINATIONS      TOTALS
---------------------------------      ------------    --------------   ----------     ----------   ------------   ------------
Revenues                                  $      --      $      50      $1,394,778      $208,279      $(88,524)     $1,514,583
Operating expenses                              234         26,309       1,560,332       184,568       (88,524)      1,682,919
                                          ---------      ---------      ----------      --------      --------      ----------
Operating income (loss)                        (234)       (26,259)       (165,554)       23,711            --        (168,336)
Interest (expense) income, net(1)               156           (399)          1,950        (6,743)           --          (5,036)
Other income                                     --             --          (1,044)         (514)           --          (1,558)
Equity in earnings of associated
  companies                                (229,539)      (169,124)             --            --       398,663              --
                                          ---------      ---------      ----------      --------      --------      ----------
Loss before reorganization
  items, income taxes and
  minority interest                        (229,617)      (195,782)       (164,648)       16,454       398,663        (174,930)
Reorganization items                            (33)       (40,639)         (1,612)           --            --         (42,284)
Income tax (expense) benefit                    572          7,207         (16,472)       (9,181)           --         (17,874)
                                          ---------      ---------      ----------      --------      --------      ----------
Loss before minority interest              (229,078)      (229,214)       (182,732)        7,273       398,663        (235,088)
Minority interest                                --             --              --           419            --             419
                                          ---------      ---------      ----------      --------      --------      ----------
Loss before extraordinary items            (229,078)      (229,214)       (182,732)        7,692       398,663        (234,669)
Extraordinary (loss) gain                        --           (325)          5,916            --            --           5,591
                                          ---------      ---------      ----------      --------      --------      ----------
Net income (loss)                         $(229,078)     $(229,539)     $ (176,816)     $  7,692      $398,663      $ (229,078)
                                          =========      =========      ==========      ========      ========      ==========

(1) Excluding combined contractual interest of $245,436 for Safety-Kleen Corp., Safety-Kleen Services, Inc. and Subsidiary Guarantors.

                 CONDENSED COMBINED CONSOLIDATING BALANCE SHEET
                              AS OF AUGUST 31, 2001

                                                                                      SUBSIDIARY
                                     SAFETY-KLEEN    SAFETY-KLEEN     SUBSIDIARY         NON-                        CONSOLIDATED
In thousands                             CORP.      SERVICES, INC.    GUARANTORS      GUARANTORS    ELIMINATIONS        TOTALS
------------------------------       ------------   --------------    -----------     ----------    ------------     ------------
ASSETS:
Current assets                         $     165      $   60,066      $   338,665      $ 94,520      $        --      $  493,416
Intercompany receivables                 338,727       2,653,522               --            --       (2,992,249)             --
Property, plant and equipment,
  net                                         --          16,720          653,123        93,760               --         763,603
Investment in subsidiaries              (318,614)       (982,969)              --            --        1,301,583              --
Intangible assets, net                        --              37        1,646,669        81,278               --       1,727,984
Other assets                                  --             608           26,662         1,520               --          28,790
                                       ---------      ----------      -----------      --------      -----------      ----------
                                          20,278       1,747,984        2,665,119       271,078       (1,690,666)      3,013,793
                                       =========      ==========      ===========      ========      ===========      ==========

LIABILITIES:
Current liabilities                            2          78,886          232,479        94,960               --         406,327
Intercompany payables                         --              --        2,938,941        53,308       (2,992,249)             --
Non-current liabilities                       --          56,299          331,525        83,103               --         470,927
Liabilities subject to
  compromise                             365,958       1,930,792          181,313         3,211               --       2,481,274
Minority interests                            --             621              617          (291)              --             947

STOCKHOLDERS'
EQUITY (DEFICIT)                        (345,682)       (318,614)      (1,019,756)       36,787        1,301,583        (345,682)
                                       ---------      ----------      -----------      --------      -----------      ----------
                                       $  20,278      $1,747,984      $ 2,665,119      $271,078      $(1,690,666)     $3,013,793
                                       =========      ==========      ===========      ========      ===========      ==========

            CONDENSED COMBINED CONSOLIDATING STATEMENT OF CASH FLOWS
                           YEAR ENDED AUGUST 31, 2001

                                                                          SAFETY-KLEEN                   SUBSIDIARY
                                                           SAFETY-KLEEN     SERVICES,     SUBSIDIARY        NON-       CONSOLIDATED
In thousands                                                   CORP.          INC.        GUARANTORS     GUARANTORS       TOTALS
----------------------------------------------------       ------------   ------------    ----------     ----------    ------------
Net cash provided by (used in) operating activities           $(6,766)      $ 52,276       $ 28,970       $ 25,445       $ 99,925
                                                              -------       --------       --------       --------       --------
Cash flows from investing activities:
  Proceeds from sales of property, plant and
    equipment                                                      --             --          4,766            443          5,209
  Purchases of property, plant and equipment                       --         (1,420)       (63,988)        (5,924)       (71,332)
  Proceeds from sale of investments                               497             --          8,036            313          8,846
                                                              -------       --------       --------       --------       --------
Net cash provided by (used in) investing activities               497         (1,420)       (51,186)        (5,168)       (57,277)
                                                              -------       --------       --------       --------       --------
Cash flows from financing activities:
  Repayments of long-term debt                                     --             --        (10,080)            --        (10,080)
  Change in intercompany accounts                               6,375        (44,374)        26,667         11,332             --
                                                              -------       --------       --------       --------       --------
Net cash provided by (used in) financing activities             6,375        (44,374)        16,587         11,332        (10,080)
                                                              -------       --------       --------       --------       --------
Effect of exchange rate changes on cash                        (2,131)            --             --          1,338           (793)
                                                              -------       --------       --------       --------       --------
Net increase (decrease) in cash and cash equivalents           (2,025)         6,482         (5,629)        32,947         31,775
                                                              -------       --------       --------       --------       --------
Cash and cash equivalents at:
    Beginning of year                                           2,153         63,880          8,201         10,048         84,282
                                                              -------       --------       --------       --------       --------
    End of year                                               $   128       $ 70,362       $  2,572       $ 42,995       $116,057
                                                              =======       ========       ========       ========       ========

            CONDENSED COMBINED CONSOLIDATING STATEMENT OF OPERATIONS
                           YEAR ENDED AUGUST 31, 2000

                                                       SAFETY-KLEEN                    SUBSIDIARY
                                        SAFETY-KLEEN    SERVICES,      SUBSIDIARY          NON-                        CONSOLIDATED
In thousands                               CORP.           INC.        GUARANTORS      GUARANTORS     ELIMINATIONS        TOTALS
---------------------------------       ------------   ------------    -----------     ----------     ------------     ------------
Revenues                                 $      --      $   5,233      $ 1,516,202      $ 241,971      $  (177,133)     $ 1,586,273
Operating expenses                            (323)       107,990        2,014,995        260,914         (177,133)       2,206,443
                                         ---------      ---------      -----------      ---------      -----------      -----------
Operating income (loss)                        323       (102,757)        (498,793)       (18,943)              --         (620,170)
Interest (expense) income, net(1)          (28,110)       126,346         (235,129)        (4,986)              --         (141,879)
Other income                                    --            713              573            (79)              --            1,207
Equity in earnings of
   associated companies                   (805,146)      (831,906)              --             --        1,638,821            1,769
                                         ---------      ---------      -----------      ---------      -----------      -----------
Loss before reorganization items,
   income taxes and minority
   interest                               (832,933)      (807,604)        (733,349)       (24,008)       1,638,821         (759,073)
Reorganization items                            --             --          (60,923)            --               --          (60,923)
Income tax (expense) benefit                  (258)         2,458           (9,479)        (5,744)              --          (13,023)
                                         ---------      ---------      -----------      ---------      -----------      -----------
Loss before minority interest             (833,191)      (805,146)        (803,751)       (29,752)       1,638,821         (833,019)
Minority interest                               --             --                1           (173)              --             (172)
                                         ---------      ---------      -----------      ---------      -----------      -----------
Net loss                                 $(833,191)     $(805,146)     $  (803,750)     $ (29,925)     $ 1,638,821      $  (833,191)
                                         =========      =========      ===========      =========      ===========      ===========

(1) Excluding combined contractual interest of $60,756 for Safety-Kleen Corp., Safety-Kleen Services, Inc. and Subsidiary Guarantors.

                 CONDENSED COMBINED CONSOLIDATING BALANCE SHEET
                              AS OF AUGUST 31, 2000

                                                                                         SUBSIDIARY
                                         SAFETY-KLEEN    SAFETY-KLEEN     SUBSIDIARY        NON-                        CONSOLIDATED
In thousands                                 CORP.      SERVICES, INC.    GUARANTORS     GUARANTORS    ELIMINATIONS        TOTALS
----------------------------------       ------------   --------------    ----------     ----------    ------------     ------------
ASSETS:
Current assets                             $  42,657      $   30,555      $  368,903      $ 79,708      $        --      $  521,823
Intercompany receivables                     280,765       2,752,517              --            --       (3,033,282)             --
Property, plant and equipment, net                --          27,730         634,918       110,227               --         772,875
Investment in subsidiaries                   (87,323)       (812,211)          4,356            --          895,178              --
Intangible assets, net                            --          58,565       1,669,182        70,538               --       1,798,285
Other assets                                      --           3,107          33,591         2,187               --          38,885
                                           ---------      ----------      ----------      --------      -----------      ----------
                                           $ 236,099      $2,060,263      $2,710,950      $262,660      $(2,138,104)     $3,131,868
                                           =========      ==========      ==========      ========      ===========      ==========

LIABILITIES:
Current liabilities                        $  22,946      $   27,803      $  208,120      $ 98,210      $        --      $  357,079
Intercompany payables                             --              --       2,976,112        57,170       (3,033,282)             --
Non-current liabilities                      (22,081)        258,314          63,784        87,473               --         387,490
Liabilities subject to compromise            350,204       1,860,848         289,216           705               --       2,500,973
Minority interest                                 --             621             523           152               --           1,296

STOCKHOLDERS'
EQUITY (DEFICIT)                            (114,970)        (87,323)       (826,805)       18,950          895,178        (114,970)
                                           ---------      ----------      ----------      --------      -----------      ----------
                                           $ 236,099      $2,060,263      $2,710,950      $262,660      $(2,138,104)     $3,131,868
                                           =========      ==========      ==========      ========      ===========      ==========

            CONDENSED COMBINED CONSOLIDATING STATEMENT OF CASH FLOWS
                           YEAR ENDED AUGUST 31, 2000

                                                                           SAFETY-KLEEN                   SUBSIDIARY
                                                             SAFETY-KLEEN    SERVICES,     SUBSIDIARY        NON-      CONSOLIDATED
In thousands                                                     CORP.         INC.        GUARANTORS    GUARANTORS       TOTALS
------------------------------------------------------       ------------  ------------     ---------    -----------   ------------
Net cash provided by (used in) operating activities            $ 14,313      $ 143,263      $(214,846)     $ (1,617)     $(58,887)
                                                               --------      ---------      ---------      --------      --------
Cash flows from investing activities:
  Cash expended on acquisition of businesses                         --             --        (15,152)      (11,920)      (27,072)
  Proceeds from sales of property, plant and equipment               --            106          9,688           204         9,998
  Purchases of property, plant and equipment                         --         (9,314)       (34,377)       (9,407)      (53,098)
  Decrease  (increase) in long-term investments                      --         10,460          6,298        (4,975)       11,783
Proceeds from sale of business                                       --             --         31,581            --        31,581
                                                               --------      ---------      ---------      --------      --------
Net cash provided by (used in) investing activities                  --          1,252         (1,962)      (26,098)      (26,808)
                                                               --------      ---------      ---------      --------      --------
Cash flows from financing activities:
  Issuance of common stock on exercise of options                    26             --             --            --            26
  Borrowings of long-term debt                                       --        227,000          8,545        17,152       252,697
  Repayments of long-term debt                                       --        (54,129)        (6,804)       (6,221)      (67,154)
  Bank financing fees                                              (222)            --         (3,825)           --        (4,047)
  Bank overdraft                                                     --        (24,739)            --       (20,505)      (45,244)
  Change in derivative liabilities                                   --         21,759             --            --        21,759
  Change in other, net                                              146             --             --            --           146
  Change in intercompany accounts                               (34,605)      (223,339)       214,741        43,203            --
                                                               --------      ---------      ---------      --------      --------
Net cash provided by (used in) financing activities             (34,655)       (53,448)       212,657        33,629       158,183
                                                               --------      ---------      ---------      --------      --------
Effect of exchange rate changes on cash                              --             --             --         1,722         1,722
                                                               --------      ---------      ---------      --------      --------
Net increase (decrease) in cash and cash equivalents            (20,342)        91,067         (4,151)        7,636        74,210
                                                               --------      ---------      ---------      --------      --------
Cash and cash equivalents at:
    Beginning of year                                            22,495        (27,187)        12,352         2,412        10,072
                                                               --------      ---------      ---------      --------      --------
    End of year                                                $  2,153      $  63,880      $   8,201      $ 10,048      $ 84,282
                                                               ========      =========      =========      ========      ========

            CONDENSED COMBINED CONSOLIDATING STATEMENT OF OPERATIONS
                           YEAR ENDED AUGUST 31, 1999

                                                       SAFETY-KLEEN                    SUBSIDIARY
                                       SAFETY-KLEEN     SERVICES,      SUBSIDIARY         NON-                      CONSOLIDATED
In thousands                               CORP.          INC.         GUARANTORS      GUARANTORS   ELIMINATIONS       TOTALS
--------------------------------       ------------    ------------    -----------     ----------   ------------    ------------
Revenues                                 $      --      $     403      $ 1,524,512      $243,339      $(144,216)     $1,624,038
Operating expenses                          14,677         47,750        1,474,720       224,231       (144,216)      1,617,162
                                         ---------      ---------      -----------      --------      ---------      ----------
Operating income (loss)                    (14,677)       (47,347)          49,792        19,108             --           6,876
Interest (expense) income, net             (19,604)        81,224         (243,986)       (3,814)            --        (186,180)
Other income (expense)                          --         (5,923)               9        (1,317)            --          (7,231)
Equity in earnings of associated
   companies                              (181,962)      (222,247)           1,263            --        404,209           1,263
                                         ---------      ---------      -----------      --------      ---------      ----------
Loss before income taxes
   and minority interest                  (216,243)      (194,293)        (192,922)       13,977        404,209        (185,272)
Income tax (expense) benefit                (6,912)        12,331          (33,382)      (11,131)            --         (39,094)
                                         ---------      ---------      -----------      --------      ---------      ----------
Income (loss) before minority
  interest                                (223,155)      (181,962)        (226,304)        2,846        404,209        (224,366)
Minority interest                               --             --            1,197            14             --           1,211
                                         ---------      ---------      -----------      --------      ---------      ----------
Net income (loss)                        $(223,155)     $(181,962)     $  (225,107)     $  2,860      $ 404,209      $ (223,155)
                                         =========      =========      ===========      ========      =========      ==========

            CONDENSED COMBINED CONSOLIDATING STATEMENT OF CASH FLOWS
                           YEAR ENDED AUGUST 31, 1999

                                                                            SAFETY-KLEEN                  SUBSIDIARY
                                                            SAFETY-KLEEN     SERVICES,     SUBSIDIARY        NON-      CONSOLIDATED
In thousands                                                    CORP.           INC.       GUARANTORS     GUARANTORS       TOTALS
-----------------------------------------------------       ------------    ------------   ----------     ----------   ------------
Net cash provided by (used in) operating activities           $  28,982      $ 277,722      $(341,114)     $ 52,944      $  18,534
                                                              ---------      ---------      ---------      --------      ---------
Cash flows from investing activities:
 Cash expended on acquisition of businesses                          --             --        (14,904)           --        (14,904)
 Proceeds from sales of property, plant and equipment                --            725          5,051           206          5,982
 Purchases of property, plant and equipment                          --        (17,965)       (40,263)      (13,599)       (71,827)
 Decrease (increase) in long-term investments                        --        (10,460)       (25,823)       38,066          1,783
 Proceeds from sale of business                                      --             --        129,124            --        129,124
                                                              ---------      ---------      ---------      --------      ---------
Net cash provided by (used in) investing activities                  --        (27,700)        53,185        24,673         50,158
                                                              ---------      ---------      ---------      --------      ---------
Cash flows from financing activities:
 Issuance of common stock on exercise of options                    212             --             --            --            212
 Borrowings of long-term debt                                   225,000          1,460         10,450            --        236,910
 Repayment of long-term debt                                   (200,000)      (164,678)        (2,128)      (10,619)      (377,425)
 Bank financing fees                                             (5,936)        (4,367)            --            --        (10,303)
 Bank overdraft                                                      --         20,767             --        19,006         39,773
 Change in derivative liabilities                                    --         42,492         (2,038)           --         40,454
 Change in intercompany accounts                                (25,763)      (172,883)       291,266       (92,620)            --
                                                              ---------      ---------      ---------      --------      ---------
Net cash provided by (used in) financing activities              (6,487)      (277,209)       297,550       (84,233)       (70,379)
                                                              ---------      ---------      ---------      --------      ---------
Effect of exchange rate changes on cash                              --             --             --        (3,564)        (3,564)
                                                              ---------      ---------      ---------      --------      ---------
Net increase (decrease) in cash and cash equivalents             22,495        (27,187)         9,621       (10,180)        (5,251)
Cash and cash equivalents at:
    Beginning of year                                                --             --          2,731        12,592         15,323
                                                              ---------      ---------      ---------      --------      ---------
    End of year                                               $  22,495      $ (27,187)     $  12,352      $  2,412      $  10,072
                                                              =========      =========      =========      ========      =========

28. QUARTERLY CONSOLIDATED RESULTS OF OPERATIONS (UNAUDITED)

As discussed in Note 2, the Company contracted with outside accountants, including those from Arthur Andersen LLP, who provided significant hours of work to assist the Company's corporate and field accounting personnel with the analysis and financial reporting necessary to prepare the Company's fiscal 2000 Consolidated Financial Statements, related disclosures and other information requirements of the Form 10-K/A for fiscal 2000. This effort included a comprehensive review of substantially all of the accounts and resulted in a large number of adjustments affecting each of the respective periods. While the Company believes the adjustments have been reflected in the appropriate annual fiscal period, the Company has not undertaken the extraordinary effort and additional time and cost required to apply all of the adjustments to the appropriate interim fiscal quarter. Therefore, the quarterly financial information required by Item 302 of Regulation S-K relating to fiscal 2000 periods has not been included in this filing.

The quarterly financial results for fiscal 2001 are summarized as follows (in thousands, except for per share data)

                                                          FIRST          SECOND         THIRD          FOURTH
                                                         QUARTER        QUARTER        QUARTER        QUARTER
                                                         --------       --------       --------       --------
Revenues                                                 $376,917       $369,875       $374,615       $393,176
Impairments and other charges                               9,476         35,297             --          8,111
Operating loss                                            (47,087)       (66,997)       (45,887)        (8,365)
Other income (expenses), net                                 (230)          (329)           448           (889)
Reorganization items                                       (9,400)        (9,814)        (5,467)       (17,603)
Loss before income taxes, minority interest and           (58,977)       (78,430)       (51,781)       (28,026)
  extraordinary items
Income tax (expense) benefit                                  670         (1,048)        (2,041)       (15,455)
Minority interest                                             (45)           (53)           (20)           537
Extraordinary items                                           685          1,793          3,309           (196)
Net loss                                                  (57,667)       (77,738)       (50,533)       (43,140)
Net loss per share - basic and diluted                   $  (0.57)      $  (0.77)      $  (0.50)      $  (0.43)

The Company recorded certain adjustments in fiscal 2001, which related to periods prior to fiscal 2001. Theses adjustments, which decreased the fiscal 2001 annual net loss by approximately $3.2 million, related primarily to environmental, severance, and benefit related liabilities, the elimination of certain intercompany transactions, adjustments to reported amounts related to the Company's parts cleaner service machines, and the correction of certain asset impairment charges recorded in fiscal 2000. The effect of these adjustments to the Company's quarterly financial results summarized above was to increase the net loss reported in the first, second and third quarters by $8.0 million, $2.8 million and $0.6 million, respectively; and to decrease the fourth quarter net loss by $14.6 million.

The Company does not believe these adjustments are material to the annual financial results in fiscal 2001 or fiscal 2000.

29. SUBSEQUENT EVENTS

AGREEMENT TO SELL THE CHEMICAL SERVICES DIVISION

On February 22, 2002, the Company entered into a definitive agreement with Clean Harbors, Inc. ("Clean Harbors") to sell its Chemical Services Division, excluding the Company's landfill in Pinewood, S.C. Pursuant to the terms of the agreement, Clean Harbors would purchase the Chemical Services Division's net assets from the Company for $46 million in cash, subject to defined working capital adjustments, and the assumption of certain liabilities, which includes environmental liabilities valued at approximately $265 million as of August 31, 2001. The book value of the net assets to be sold, net of the liabilities to be assumed, at August 31, 2001 was in excess of $300 million. On March 8, 2002, the Bankruptcy Court approved the bidding and auction procedures for the sale of the Company's Chemical Services Division. Pursuant to the bidding procedures, all qualified bidders interested in purchasing some or all of the Chemical Services Division must submit an alternative qualified bid on or before May 30, 2002. There can be no assurance that the Bankruptcy Court and/or the various regulatory agencies will approve the sale of the Chemical Services Division to Clean Harbors or an alternative purchaser, or that the Company will be able to complete the sale of the Chemical Services Division.

DIP FACILITY

On March 20, 2002, the Bankruptcy Court approved a $200 million Second Amended and Restated Debtor-in-Possession Credit Facility (the "Second DIP Facility"). The Second DIP Facility extends the maturity date of the First DIP Facility until the earlier of March 22, 2003, or the effective date of a plan or plans of reorganization. In addition, it reduces the aggregate amount of borrowings available from $100 million to $75 million, which continues to be subject to borrowing base limitations ("Tranche A"). The Second DIP Facility also creates a new tranche under the credit facility in the amount of $125 million ("Tranche B"). Tranche B is available for cash borrowings and letters of credit, and has the same maturity date as Tranche A.

Proceeds from Tranche A or Tranche B may be used for general corporate purposes. Tranche A is available for letters of credit or cash borrowings, with a sub-limit of $45 million available for environmental letters of credit. The letter of credit sub-limit under Tranche B is $50 million, and there is a further sub-limit of $40 million available for environmental letters of credit, including the replacement of certain existing cash collateral pledged to support financial assurance with respect to certain facilities.

Tranche A letters of credit are priced at 3% per annum (plus a fronting fee of 0.25% to the Agent) on the outstanding face amount of each letter of credit. In addition, the Debtors pay a commitment fee of 0.50% per annum on the unused amount of Tranche A, payable monthly in arrears. Tranche B letters of credit are priced at 12% per annum (plus a fronting fee of 0.25% to the Agent) on the outstanding face amount of each letter of credit, payable monthly in arrears. In addition, the Debtors pay a commitment fee of 2.5% on the unused amount of Tranche B letters of credit.

Interest charged for cash borrowings under Tranche A is the greater of Prime Rate plus 1% per annum and the Fed Funds Rate plus 0.5% per annum, or LIBOR plus 3% per annum, depending on the nature of the borrowings. Interest charged for cash borrowings under Tranche B is the greater of Prime Rate plus an applicable margin of 7.25%, or 12% per annum. Beginning September 1, 2002, the applicable margin on Tranche B cash borrowings increases monthly by 0.5% per annum. The Debtors are also required to pay as additional interest, paid in kind, a fee equal to 3% of the average daily outstanding Tranche B cash borrowings, compounded and accrued monthly, and fully payable upon the termination of the Second DIP Facility, provided that, if the termination does not occur prior to September 1, 2002, the amount of such fee increases each month by 1% per annum. The commitment fee on Tranche B is calculated at a rate equal to 4% per annum on the average daily unused cash portion of Tranche B, payable monthly in arrears. In addition, the Debtors are required to pay an extension fee on the Tranche B commitments, payable as follows, if the Second DIP Facility remains outstanding at such dates: 1.2% on September 1, 2002; 1.2% on December 1, 2002 and 1.2% on March 22, 2003.

Under the provisions of the Second DIP Facility, the Debtors are required to establish a $5 million interest escrow account. Tranche A and Tranche B fees and interest will be paid from this account. On the earlier of depletion of the escrowed funds or six months after the closing date of the Second DIP Facility, additional funds must be deposited in the escrow account in order to assure that $5 million will be escrowed for this same purpose.

In the event of the sale of the Company's Chemical Services Division, the net proceeds, after reserves for certain selling expenses, interest and fees on the Second DIP facility, shall be applied to prepay the Tranche B loans and the availability under Tranche B will be reduced by $17 million. Net proceeds of certain other asset sales, after reserves for certain selling expenses, interest and fees on the Second DIP facility, are to be used to prepay Tranche A and then Tranche B.

The Second DIP Facility benefits from superpriority claim status as provided for under the Bankruptcy Code. Under the Bankruptcy Code, a superpriority claim is senior to unsecured pre-petition claims and all other administrative expenses incurred in a Chapter 11 case. As security, the Second DIP Facility lenders were granted certain priority, perfected liens on certain of the Debtors' assets. Pursuant to the final order approving the Second DIP Facility, such liens are not subordinate to or pari passu with any other lien or security interest (other than (a) liens for certain administrative expenses and (b) liens in favor of Safety-Kleen's Chief Executive Officer). The Debtors are jointly and severally liable under the Second DIP Facility.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To Safety-Kleen Corp.:

We have audited, in accordance with auditing standards generally accepted in the United States, the Consolidated Financial Statements of Safety-Kleen Corp. and subsidiaries included in this Form 10-K/A, and have issued our report thereon dated February 28, 2002, except with respect to the matters discussed in Note 29, as to which the date is March 20, 2002. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14 of this Form 10-K/A is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



/S/ ARTHUR ANDERSEN LLP

Charlotte, North Carolina
February 28, 2002

                               SAFETY-KLEEN CORP.
                 SCHEDULE II -VALUATION AND QUALIFYING ACCOUNTS
               FOR THE YEARS ENDED AUGUST 31, 2001, 2000 AND 1999

                                                              CHARGE TO
                                               BALANCE AT       COSTS        CHARGED                         BALANCE
                                               BEGINNING         AND         TO OTHER                         AT END
     DESCRIPTION (IN THOUSANDS)                 OF YEAR       EXPENSES      ACCOUNTS(A)   DEDUCTIONS(B)      OF YEAR
------------------------------------           ----------     ---------     -----------   -------------      --------
Fiscal year ended August 31, 2001:
Allowance for uncollectible accounts            $85,253        $13,505        $ (896)        $(27,912)        $69,950
Fiscal year ended August 31, 2000:
Allowance for uncollectible accounts            $20,074        $74,337        $ (855)        $ (8,303)        $85,253
Fiscal year ended August 31, 1999:
Allowance for uncollectible accounts            $10,940        $14,177        $4,151         $ (9,194)        $20,074

(a) Reclassifications to/from other accounts
(b) Uncollectible amounts written off

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS AND SCHEDULES

     See Index to Consolidated Financial Statements and Supplementary Data on page 30.

EXHIBITS FILED

     Exhibits required to be filed with this Annual Report on Form 10-K/A are listed in the following Exhibit Index.

FORM 8-K

i. The Company filed a Current Report on Form 8-K on July 10, 2001, which contained Item 5 and Item 7 related to the Company announcing the issuance of the audited fiscal year 2000 Consolidated Financial Statements and restatement and audit of fiscal years 1997 - 1999 Consolidated Financial Statements.

ii. The Company filed a Current Report on Form 8-K on August 13, 2001, which contained Item 5 related to the status of insurance required to cover closure, post-closure and correction action insurance for the Company's facilities.

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


DATE:  March 27, 2002                                     SAFETY-KLEEN CORP.
                                                       -------------------------
                                                             (Registrant)



                                                       /s/ Larry W. Singleton
                                                       -------------------------
                                                          Larry W. Singleton
                                                        Chief Financial Officer

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

(3)(b) Amended and Restated Bylaws of the Company, filed as Exhibit(3)(b) to the Registrant's Form 10-K for the year ended August 31, 2000, and incorporated herein by reference.

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

(4)(g) Waiver and First Amendment to the Amended and Restated Credit Agreement dated as of May 15, 1998 among LES, Inc., Laidlaw Environmental Services(Canada) Ltd., the Lenders, Toronto Dominion (Texas), Inc., The Toronto Dominion Bank, TD Securities (USA) Inc., The Bank of Nova Scotia, NationsBank, N.A., The First National Bank of Chicago and Wachovia Bank filed as Exhibit 4(f) to a subsidiary of the Registrant's Form S-4 Registration Statement No. 333-57587 filed June 24, 1998 and incorporated herein by reference.

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

(4)(m) Second Amended and Restated $200 million Debtor In Possession Credit Agreement among Safety-Kleen Services, Inc., The Several Lenders from Time to Time Parties thereto, Toronto Dominion (Texas), Inc., as General Administrative Agent and Underwriter, Goldman Sachs Credit Partners, L.P., as Co-Arranger and Underwriter, and The CIT Group/Business Credit, Inc., as Collateral Agent and Underwriter dated as of March 22, 2002.

(4)(n) Letter Agreement among Toronto Dominion (Texas), Inc., as administrative agent, the Company and Safety-Kleen Systems, Inc. dated December 12, 2000 relating to the Amended and Restated Marketing and Distribution Agreement by Safety-Kleen Systems, Inc. and System One Technologies Inc., filed as Exhibit (4)(o) to the Registrant's Form 10-Q for the three months ended February 28, 2001, and incorporated herein by reference.

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

(4)(t) Promissory Note dated May 15, 1997 for $60 million from the Company to Westinghouse Electric Corporation, filed as Exhibit 4(n) to the Registrant's Form 10-Q for the three months ended May 31, 1997 and incorporated herein by reference.

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

(4)(z) Other instruments defining the rights of holders of nonregistered debt of the Company have been omitted from this exhibit list because the amount of debt authorized under any such instrument does not exceed 10% of the total assets of the Company and its subsidiaries. The Company agrees to furnish a copy of any such instrument to the SEC upon request.

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

(10)(o) Employment Termination And Consulting Agreement dated as of August 15, 2001 between Safety-Kleen Corp. and Grover C. Wrenn filed as Exhibit
         (10)(o) to the Registrant's Form 10-Q/A for the three months ended May 31, 2001, filed on September 26, 2001 and incorporated herein by reference.

(10)(p) Employment Agreement by and between Company and David E. Thomas, Jr., dated as of August 23, 2000 filed as Exhibit (10)(o) to the Registrant's Form 10-K for the year ended August 31, 2000 and incorporated herein by reference.

(10)(q) Employment Termination And Consulting Agreement, dated as of August 15, 2001 between Safety-Kleen Corp. and David E. Thomas, Jr. filed as Exhibit (10)(q) to the Registrant's Form 10-Q/A for the three months ended May 31, 2001, filed on September 26, 2001 and incorporated herein by reference.

(10)(r) Employment Agreement by and between Company and Larry W. Singleton, dated as of July 17, 2000 filed as Exhibit (10)(p) to the Registrant's Form 10-K for the year ended August 31, 2000 and incorporated herein by reference.

(10)(s) Employment Agreement by and between Safety-Kleen Corp. and Ronald A. Rittenmeyer, dated as of August 8, 2001 filed as Exhibit (10)(s) to the Registrant's Form 10-Q/A for the three months ended May 31, 2001, filed on September 26, 2001 and incorporated herein by reference.

(10)(t) Company Indemnification Agreement delivered to Ronald A. Rittenmeyer by Safety-Kleen Corp., effective as of August 8, 2001 filed as Exhibit
         (10)(t) to the Registrant's Form 10-Q/A for the three months ended May 31, 2001, filed on September 26, 2001 and incorporated herein by reference.

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

(10)(dd) Letter Agreement dated October 3, 2001 between JA&A Services, LLC and the Company, filed as Exhibit (10)(dd) to Registrant's Form 10-Q for the three months ended November 30, 2001 and incorporated herein by reference.

(10)(ee) Second Amended and Restated Marketing and Distribution Agreement, dated as of March 8, 2001 by and between SystemOne Technologies Inc. and Safety-Kleen Systems, Inc., a subsidiary of the Registrant, filed as
         Exhibit 10.16 to SystemOne Technologies Inc. Form 10-KSB for the year ended December 31, 2000 and incorporated herein by reference.

(10)(ff) Letter Agreement dated as of September 27, 2001 between Jefferson Wells International and Safety-Kleen Services, Inc., filed as Exhibit
         (10)(ff) to Registrant's Form 10-Q for the three months ended November 30, 2001 and incorporated herein by reference.

(10)(gg) Letter Agreement dated February 1, 2001 between Arthur Andersen LLP and the Company relating to services to the Company for Company process improvement initiatives, filed as Exhibit (10)(gg) to Registrant's Form 10-Q for the three months ended November 30, 2001 and incorporated herein by reference.

(10)(hh) Rider #1 dated December 5, 2001, to Letter Agreement dated February 1, 2001 between Arthur Andersen LLP and the Company relating to services to the Company for Company process improvement initiatives, filed as Exhibit (10)(hh) to Registrant's Form 10-Q for the three months ended November 30, 2001 and incorporated herein by reference.

(10)(ii) Letter Agreement dated March 23, 2001 between Arthur Andersen LLP and the Company relating to services to the Company for loan staff, filed as Exhibit (10)(ii) to Registrant's Form 10-Q for the three months ended November 30, 2001 and incorporated herein by reference.

(10)(jj) Rider dated December 5, 2001, to Letter Agreement dated March 23, 2001 between Arthur Andersen LLP and the Company relating to services to the Company for loan staff filed as Exhibit (10)(jj) to Registrant's Form 10-Q for the three months ended November 30, 2001 and incorporated herein by reference.

(10)(kk) Acquisition Agreement by and between Safety-Kleen Services, Inc. as Seller and Clean Harbors, Inc. as Purchaser dated February 22, 2002 filed as Exhibit 10(a) to Registrant's Form 8-K filed February 26, 2002 and included herein by reference.

(10)(ll) First Amendment to Acquisition Agreement by and between Safety-Kleen Services, Inc. as Seller and Clean Harbors, Inc. as Purchaser dated March 8, 2002.

(21) Subsidiaries of Registrant, filed as Exhibit (21) to Registrant's Form 10-K for the year ended August 31, 2001 and incorporated herein by reference.

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

(99.3) Letter from the Company to the SEC with respect to representations received from Arthur Andersen LLP.