Form 10-Q
period 2002-02-28
SAFETY KLEEN CORP/
filed 2002-04-15
CIK 701856

================================================================================



                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)
 X Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarterly period ended February 28, 2002
                               -----------------

___ Transition report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from          to
                               -------       ---------

                          Commission File Number 1-8368


                               SAFETY-KLEEN CORP.

             (Exact name of registrant as specified in its charter)


         Delaware                                        51-0228924
----------------------------------           ---------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

1301 Gervais Street, Suite 300, Columbia, South Carolina                  29201
-------------------------------------------------------               ----------
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


                  Yes             No    X
                      ---------      ----

The number of shares of the issuer's common stock outstanding as of April 10, 2002 was 100,783,596.



================================================================================

                               SAFETY-KLEEN CORP.


                                      INDEX


PART I - FINANCIAL INFORMATION.................................................3

PART II - OTHER INFORMATION

Item 1   Legal Proceedings.....................................................3

Item 6   Exhibits and Reports on Form 8-K......................................9

Signatures....................................................................17

Exhibit Index.................................................................18

                         PART I - FINANCIAL INFORMATION

     Safety-Kleen Corp. (the "Registrant" or "Safety-Kleen") and its subsidiaries (collectively referred to as the "Company") have omitted certain information responsive to Items 1, 2 and 3 of Part I of Form 10-Q and portions of other Items which elicit financial information. As described in greater detail in Part I, Item 1 "Business - Factors Affecting Future Results - Uncertainties Relating to the Company's Internal Controls," of the Company's Form 10-K for the year ended August 31, 2001, the Company, with the assistance of Jefferson Wells International and Arthur Andersen LLP, is working to correct material deficiencies in the Company's internal controls. Despite the progress made by the Company in correcting the deficiencies, the Company was not able to prepare its financial statements for the fiscal quarter ended February 28, 2002 within the time limitations imposed by federal securities laws and regulations. At such time as the financial statements for the fiscal quarter ended February 28, 2002 have been prepared, the Company intends to amend this Form 10-Q, file the financial statements required by Form 10-Q and provide the information which has been omitted in this filing.


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Except as herein set forth, there have been no additional significant legal proceedings or any material changes in the legal proceedings other than as reported in PART II, Item 3 of the Company's Report on Form 10-K for the twelve months ended August 31, 2001.

CHAPTER 11 FILING

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

In December 2001, pursuant to the Safety-Kleen/Laidlaw Mediation Discovery Protocol, the Debtors, the Debtors' secured lenders, the Debtors' Official Committee of Unsecured Creditors, certain of the Debtors' directors, Laidlaw Debtors and the Laidlaw Debtors creditors' committee and subcommittees agreed to undertake, on an expedited and consolidated basis, limited preliminary discovery to obtain information to assist in presenting submissions to a mediator in an effort to resolve certain outstanding claims between and among the parties in the Debtors' and Laidlaw Debtors bankruptcy cases. A mediation proceeding began in early April 2002. The parties continue discussions. The resolution of these matters could have a material adverse affect on the Company's financial condition.

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

On October 4, 2001,  the Company,  along with Robert W. Luba, the Estate of John
W. Rollins, Sr., John W. Rollins, Jr., David E. Thomas, Jr., Henry B. Tippie, James L. Wareham, and Grover C. Wrenn filed an action in the Circuit Court of South Carolina, Richland County, against PricewaterhouseCoopers LLP and PricewaterhouseCoopers LLP (Canada), Civil No. 3:01-4247-17 (the "PWC Action"). The PWC Action alleges, among other things, that the defendants were negligent and reckless in failing to comply with applicable industry and professional standards in their review and audit of the Company's financial statements and in the negligent and reckless failure to detect and/or report material misstatements in those financial statements. The complaint alleges causes of action for breach of contract, breach of contract accompanied by a fraudulent act, professional negligence, negligent misrepresentation, violations of the South Carolina Unfair Trade Practices Act and a declaratory judgment for indemnification on behalf of the plaintiff directors. The Complaint seeks in excess of $1.0 billion from the defendants. The defendants have removed this case to federal court and moved to dismiss. The plaintiffs have moved the court to abstain and remand the case to state court. The Company intends to pursue this claim vigorously.

On December 13, 2000, thirteen lenders to Safety-Kleen Services, Inc., sued PricewaterhouseCoopers LLP in the State Court of Fulton County Georgia, alleging negligent misrepresentation by PricewaterhouseCoopers LLP in connection with the financial statements of Safety-Kleen and its subsidiaries for fiscal years 1997, 1998 and 1999. The case is captioned Toronto Dominion (Texas), Inc., et al. v. PricewaterhouseCoopers LLP, Civil Action No. 00 VS 02679 F. The complaint has been amended twice, and the plaintiffs now number over 90 lenders to Safety-Kleen Services, Inc. On October 23, 2001, PricewaterhouseCoopers LLP filed a motion for leave to file a third-party complaint naming Safety-Kleen and former Safety-Kleen officers Kenneth W. Winger, Michael J. Bragagnolo, and Paul
R. Humphreys as third party defendants in a third party claim for indemnity or contribution. The Georgia state court has yet to rule on the motion. If the Georgia state court grants leave to PricewaterhouseCoopers LLP to file its proposed third party complaint and if PricewaterhouseCoopers LLP attempts to serve a third party complaint on Safety-Kleen, Safety-Kleen intends to argue vigorously that serving such a third party complaint on Safety-Kleen is a violation of the automatic stay provisions of federal bankruptcy law.

FINANCIAL ASSURANCE ISSUES

Under the Resource Conservation and Recovery Act ("RCRA"), the Toxic Substances Control Act ("TSCA"), and analogous state statutes, owners and operators of certain waste management facilities are subject to financial assurance requirements to ensure performance of their closure, post-closure and corrective action obligations. Safety-Kleen and certain of its subsidiaries, as owners and operators of RCRA and TSCA waste management facilities, are subject to these financial assurance requirements. Applicable regulations allow owners and operators to provide financial assurance through a surety bond from an approved surety. Under federal regulations and in virtually all states, to qualify as an approved surety for the purposes of providing this type of financial assurance, a surety company must be listed on Circular 570, which is maintained and distributed publicly by the United States Department of the Treasury.

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

The main component of the CAFO (and of the consent agreements in various states) is a compliance schedule for Safety-Kleen and its affected subsidiaries to obtain compliant financial assurance for the facilities covered by the Frontier bonds. That schedule has been modified on several occasions since the CAFO was entered and as the Company has replaced Frontier at various facilities. As of April 1, 2002, the Company was in a position to replace Frontier at all but eight facilities (all of which are inactive and are in its Chemical Services Division) where Frontier coverage does not comply with law. The Company is under an informal deadline of July 31, 2002 from the EPA to effect replacement at the facilities in this group for which it has primary responsibility. (The Company expects the deadline to be formalized soon.)

The Company believes that most, but not all, states that have retained primary jurisdiction on this issue and which have facilities where Frontier has not yet been replaced will accept this July 31, 2002 deadline. However, the Company has not concluded agreements with all such states. South Carolina has not followed the EPA schedule, as discussed below.

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

The CAFO imposed a penalty on Safety-Kleen Services, Inc. The penalty has grown to approximately $1.6 million as delays have ensued in the replacement of Frontier, and additional states have joined the CAFO (see discussion below). Some states have imposed financial assurance penalties in addition to this amount. The Company believes such penalties, if asserted, would total approximately $1.4 million through April 10, 2002.

The State of South Carolina has not entered any consent agreement with the Company that would extend any financial assurance regulatory deadline with respect to facilities owned or operated by Safety-Kleen (Pinewood), Inc. Moreover, South Carolina has not agreed to the July 31, 2002 deadline for the replacement of Frontier at inactive facilities and has notified the Company that it is assessing daily penalties that escalate to a maximum of $6,000 per day at an inactive facility in that state that does not yet have coverage to replace Frontier. In the CAFO and in some state consent agreements, the Company agreed to a schedule by which the EPA and certain states may monitor the Company's efforts to obtain compliant financial assurance. Among other things, the schedule required the Company to provide audited restated Consolidated Financial Statements for fiscal years 1997-1999 and the audited Consolidated Financial Statements for fiscal 2000 by certain deadlines. The Company did not meet the deadlines by the original due dates but subsequently provided the required information to the EPA and participating states. Accordingly, the EPA and certain states may impose additional penalties on the Company.

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

On January 22, 2002, DHEC issued a letter to Pinewood directing that various investigative and other actions be taken with respect to the landfill and current Pinewood operating procedures. Pinewood has appealed the January 22 directive, while at the same time continuing discussions with DHEC to resolve all open issues. There can be no assurance that these matters will be resolved in favor of the Company and there can be no assurance as to whether the outcome may have a material adverse effect on the Company's financial position or results of operations. On February 28, 2002, the Company submitted a conceptual closure plan that has been approved by DHEC.

MARINE SHALE PROCESSORS

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

HUDSON COUNTY IMPROVEMENT AUTHORITY LITIGATION

Representatives of all the parties involved in the remediation development activities at the Kearny, New Jersey site met on December 5, 2001 for preliminary discussions of a final resolution of all open issues.

GENERAL

The Company's hazardous and industrial waste services are continuously regulated by federal, state, provincial and local laws enacted to regulate the discharge of materials into the environment or primarily for the purpose of protecting the environment. This inherent regulation of the Company necessarily results in it frequently becoming a party to judicial or administrative proceedings involving all levels of governmental authorities and other interested parties. The issues that are involved generally relate to applications for permits and licenses by the Company and their conformity with legal requirements and alleged violations of existing permits and licenses. At February 28, 2002, subsidiaries of Safety-Kleen were involved in eight proceedings in which a governmental authority is a party relating primarily to activities at waste treatment, storage and disposal facilities where the Company believes sanctions involved in each instance may exceed $100,000.

In the United States, CERCLA imposes financial liability on persons who are responsible for the release of hazardous substances into the environment. Present and past owners and operators of sites which release hazardous substances, as well as generators, disposal arrangers and transporters of the waste material, may be strictly, jointly and severally liable for remediation costs and natural resources damage. At February 28, 2002, the Company had identified 55 active federal or state-run CERCLA sites where the Company was named PRP. The Company periodically reviews its status with respect to each location and the extent of its alleged contribution to the volume of waste at the location, the available evidence connecting the Company to that location, and the financial soundness of other PRPs at the location.

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

4)(b) First Supplemental Indenture effective as of November 15, 1998 among Safety-Kleen Services, Inc. the Registrant, SK Europe, Inc. and The Bank of Nova Scotia Trust Company of New York, as trustee filed as Exhibit (4)(f) to the Registrant's Form S-4 Registration Statement No. 333-82689 filed July 12, 1999 and incorporated herein by reference.

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

(4)(m) Second Amended and Restated $200 million Debtor In Possession Credit Agreement among Safety-Kleen Services, Inc., The Several Lenders from Time to Time Parties thereto, Toronto Dominion (Texas), Inc., as General Administrative Agent and Underwriter, Goldman Sachs Credit Partners, L.P., as Co-Arranger and Underwriter, and The CIT Group/Business Credit, Inc., as Collateral Agent and Underwriter dated as of March 22, 2002 filed as Exhibit 4(m) to the Registrant's Form 10-K/A for the year ended August 31, 2001, filed on March 28, 2002 and incorporated herein by reference.

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

(10)(l)  Fiscal Year 2002 Management Incentive Plan.

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

(10)(x) Senior Executive Severance Plan filed as Exhibit (10)(s) to the Registrant's Form 10-K for the year ended August 31, 2000 and incorporated herein by reference.

(10)(y) Executive Severance Plan filed as Exhibit (10)(u) to the Registrant's Form 10-K for the year ended August 31, 2000 and incorporated herein by reference.

(10)(z) Key Manager Severance Plan filed as Exhibit (10)(w) to the Registrant's Form 10-K for the year ended August 31, 2000 and incorporated herein by reference.

(10)(aa) Letter Agreement dated October 3, 2001 between JA&A Services, LLC and the Company, filed as Exhibit (10)(dd) to Registrant's Form 10-Q for the three months ended November 30, 2001 and incorporated herein by reference.

(10)(bb) Second Amended and Restated Marketing and Distribution Agreement, dated as of March 8, 2001 by and between SystemOne Technologies Inc. and Safety-Kleen Systems, Inc., a subsidiary of the Registrant, filed as Exhibit 10.16 to SystemOne Technologies Inc. Form 10-KSB for the year ended December 31, 2000 and incorporated herein by reference.

(10)(cc) Letter Agreement dated as of September 27, 2001 between Jefferson Wells International and Safety-Kleen Services, Inc., filed as Exhibit (10)(ff) to Registrant's Form 10-Q for the three months ended November 30, 2001 and incorporated herein by reference.

(10)(dd) Letter Agreement dated February 1, 2001 between Arthur Andersen LLP and the Company relating to services to the Company for Company process improvement initiatives, filed as Exhibit (10)(gg) to Registrant's Form 10-Q for the three months ended November 30, 2001 and incorporated herein by reference.

(10)(ee) Rider #1 dated December 5, 2001, to Letter Agreement dated February 1, 2001 between Arthur Andersen LLP and the Company relating to services to the Company for Company process improvement initiatives, filed as Exhibit (10)(hh) to Registrant's Form 10-Q for the three months ended November 30, 2001 and incorporated herein by reference.

(10)(ff) Letter Agreement dated March 23, 2001 between Arthur Andersen LLP and the Company relating to services to the Company for loan staff, filed as Exhibit
(10)(ii) to Registrant's Form 10-Q for the three months ended November 30, 2001 and incorporated herein by reference.

(10)(gg) Rider dated December 5, 2001, to Letter Agreement dated March 23, 2001 between Arthur Andersen LLP and the Company relating to services to the Company for loan staff filed as Exhibit (10)(jj) to Registrant's Form 10-Q for the three months ended November 30, 2001 and incorporated herein by reference.

(10)(hh) Acquisition Agreement by and between Safety-Kleen Services, Inc. as Seller and Clean Harbors, Inc. as Purchaser dated February 22, 2002 filed as
Exhibit 10(a) to Registrant's Form 8-K filed February 26, 2002 and included herein by reference.

(10)(ii) First Amendment to Acquisition Agreement by and between Safety-Kleen Services, Inc. as Seller and Clean Harbors, Inc. as Purchaser dated March 8, 2002. Filed as Exhibit (10)(ll) to Registrant's Form 10-K/A for the year ended August 31, 2001, filed on March 28, 2002 and incorporated herein by reference.

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


(b)      Reports on Form 8-K.

      i. The Company filed a Current Report on Form 8-K on February 4, 2002, which contained Item 5 announcing a Tenth Amendment to the DIP Facility.

      ii. The Company filed a Current Report on Form 8-K on February 26, 2002, which contained Item 5 announcing that the Bankruptcy Court approved the bidding and auction process for the sale of the Registrant's Chemical Services Division.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE:  April 15, 2002            SAFETY-KLEEN CORP.
                                 ------------------
                                   (Registrant)


                                   /s/ Ronald A. Rittenmeyer
                                 ---------------------------------
                                 Ronald A. Rittenmeyer
                                 Chief Executive Officer


                                  /s/ Larry W. Singleton
                                 ---------------------------------
                                 Larry W. Singleton
                                 Chief Financial Officer

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

(4)(m) Second Amended and Restated $200 million Debtor In Possession Credit Agreement among Safety-Kleen Services, Inc., The Several Lenders from Time to Time Parties thereto, Toronto Dominion (Texas), Inc., as General Administrative Agent and Underwriter, Goldman Sachs Credit Partners, L.P., as Co-Arranger and Underwriter, and The CIT Group/Business Credit, Inc., as Collateral Agent and Underwriter dated as of March 22, 2002 filed as Exhibit 4(m) to the Registrant's Form 10-K/A for the year ended August 31, 2001, filed on March 28, 2002 and incorporated herein by reference.

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

(10)(l)   Fiscal Year 2002 Management Incentive Plan.

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

(10)(x) Senior Executive Severance Plan filed as Exhibit (10)(s) to the Registrant's Form 10-K for the year ended August 31, 2000 and incorporated herein by reference.

(10)(y) Executive Severance Plan filed as Exhibit (10)(u) to the Registrant's Form 10-K for the year ended August 31, 2000 and incorporated herein by reference.

(10)(z)   Key  Manager   Severance   Plan  filed  as  Exhibit   (10)(w)  to  the
          Registrant's Form 10-K for the year ended August 31, 2000 and incorporated herein by reference.

(10)(aa) Letter Agreement dated October 3, 2001 between JA&A Services, LLC and the Company, filed as Exhibit (10)(dd) to Registrant's Form 10-Q for the three months ended November 30, 2001 and incorporated herein by reference.

(10)(bb) Second Amended and Restated Marketing and Distribution Agreement, dated as of March 8, 2001 by and between SystemOne Technologies Inc. and Safety-Kleen Systems, Inc., a subsidiary of the Registrant, filed as Exhibit 10.16 to SystemOne Technologies Inc. Form 10-KSB for the year ended December 31, 2000 and incorporated herein by reference.

(10)(cc) Letter Agreement dated as of September 27, 2001 between Jefferson Wells International and Safety-Kleen Services, Inc., filed as Exhibit
          (10)(ff) to Registrant's Form 10-Q for the three months ended November 30, 2001 and incorporated herein by reference.

(10)(dd) Letter Agreement dated February 1, 2001 between Arthur Andersen LLP and the Company relating to services to the Company for Company process improvement initiatives, filed as Exhibit (10)(gg) to Registrant's Form 10-Q for the three months ended November 30, 2001 and incorporated herein by reference.

(10)(ee) Rider #1 dated December 5, 2001, to Letter Agreement dated February 1, 2001 between Arthur Andersen LLP and the Company relating to services to the Company for Company process improvement initiatives, filed as Exhibit (10)(hh) to Registrant's Form 10-Q for the three months ended November 30, 2001 and incorporated herein by reference.

(10)(ff) Letter Agreement dated March 23, 2001 between Arthur Andersen LLP and the Company relating to services to the Company for loan staff, filed as Exhibit (10)(ii) to Registrant's Form 10-Q for the three months ended November 30, 2001 and incorporated herein by reference.

(10)(gg) Rider dated December 5, 2001, to Letter Agreement dated March 23, 2001 between Arthur Andersen LLP and the Company relating to services to the Company for loan staff filed as Exhibit (10)(jj) to Registrant's Form 10-Q for the three months ended November 30, 2001 and incorporated herein by reference.

(10)(hh) Acquisition Agreement by and between Safety-Kleen Services, Inc. as Seller and Clean Harbors, Inc. as Purchaser dated February 22, 2002 filed as Exhibit 10(a) to Registrant's Form 8-K filed February 26, 2002 and included herein by reference.

(10)(ii) First Amendment to Acquisition Agreement by and between Safety-Kleen Services, Inc. as Seller and Clean Harbors, Inc. as Purchaser dated March 8, 2002. Filed as Exhibit (10)(ll) to Registrant's Form 10-K/A for the year ended August 31, 2001, filed on March 28, 2002 and incorporated herein by reference.

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