Form 10-Q
period 2002-05-31
SAFETY KLEEN CORP/
filed 2002-07-15
CIK 701856

================================================================================


                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q
(Mark One)
--- Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange --- Act of 1934

For the quarterly period ended May 31, 2002 or
                               ------------


--- Transition report pursuant to Section 13 or 15(d) of the Securities Exchange --- Act of 1934


For the transition period from                to
                               ------------       --------------

                          Commission File Number 1-8368


                               SAFETY-KLEEN CORP.
                               ------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                         51-0228924
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

1301 Gervais Street, Suite 300, Columbia, South Carolina                 29201
--------------------------------------------------------              ----------
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

The number of shares of the issuer's common stock outstanding as of July 12, 2002 was 100,783,596.

================================================================================

                               SAFETY-KLEEN CORP.


                                      INDEX


PART I - FINANCIAL INFORMATION.................................................3

PART II - OTHER INFORMATION

Item 1   Legal Proceedings.....................................................3

Item 5   Other Information....................................................11

Item 6   Exhibits and Reports on Form 8-K.....................................11

Signatures....................................................................19

Exhibit Index.................................................................20

                         PART I - FINANCIAL INFORMATION

         Safety-Kleen Corp. (the "Registrant" or "Safety-Kleen") and its subsidiaries (collectively referred to as the "Company") have omitted certain information responsive to Items 1, 2 and 3 of Part I of Form 10-Q and portions of other Items which elicit financial information. As described in greater detail in Part I, Item 1 "Business - Factors Affecting Future Results - Uncertainties Relating to the Company's Internal Controls," of the Company's Form 10-K for the year ended August 31, 2001, the Company, with the assistance of Jefferson Wells International and Arthur Andersen LLP, has been working to correct material deficiencies in the Company's internal controls. Due to uncertainties regarding Arthur Andersen LLP's continued viability, the Company may engage other consultants to work with Jefferson Wells to assist the Company's efforts to correct material deficiencies in its internal controls. Despite the progress made by the Company in correcting the deficiencies, the Company was not able to prepare its financial statements for the fiscal quarter ended May 31, 2002 within the time limitations imposed by federal securities laws and regulations. At such time as the financial statements for the fiscal quarter ended May 31, 2002 have been prepared, the Company intends to amend this Form 10-Q, file the financial statements required by Form 10-Q and provide the information which has been omitted in this filing.


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

ACTION BY THE OFFICIAL COMMITTEE OF UNSECURED CREDITORS

On June 7, 2002, the Official Committee of Unsecured Creditors of Safety-Kleen Corp., et al, (the "Creditors' Committee") filed an Adversary Complaint (the "Adversary Complaint") in the Bankruptcy Court against Toronto Dominion (Texas), Inc., as General Administrative Agent for the pre-petition secured lenders and against each of the lenders in the pre-petition facility. The Adversary Complaint objects to the allowance of the secured claims filed on behalf of the pre-petition lenders and seeks to avoid in excess of $1.8 billion of certain pre-petition liens, security interests and transfers to the pre-petition lenders as fraudulent conveyances under applicable state law. In the Adversary Complaint the Creditors' Committee alleges that the Debtors did not receive reasonably equivalent value or fair consideration in exchange for in excess of $2.1 billion dollars in debt the Debtors incurred to guaranty the hostile takeover by Laidlaw of Old Safety-Kleen and its subsidiaries in 1998. The Creditors' Committee argues that the liens and security interests the Debtors granted and the payments made to the secured lenders pursuant to the loan documents should be avoided in accordance with 11 U.S.C. ss.ss. 544, 550(a)(1), and 551, and applicable New York, Delaware, Wisconsin and/or Illinois fraudulent transfer laws, and/or other applicable law, and the secured claims filed by the secured lenders in the Chapter 11 proceedings disallowed accordingly. The Creditors' Committee further alleges that, alternatively, the liens and security interests are avoidable because (1) the Debtors engaged in business for which the remaining assets of Old Safety-Kleen constituted unreasonably small capital; or (ii) the Debtors made the transfers with actual intent to hinder, delay, or defraud their creditors, and the Secured Lenders, to the extent they claim they gave reasonably equivalent value or fair consideration, did not obtain their secured claims in good faith because of, among other things, their knowledge of the precarious financial condition of the Debtors prior to, and at the time of the closing of the transaction. Finally, the Creditors' Committee alleges that the Debtors did not receive reasonably equivalent value or fair consideration in exchange for approximately $650 million in debt undertaken to finance the Rollins acquisition in 1997.

No pretrial hearing has yet been scheduled on the Adversary Complaint and the defendants have not yet filed an answer addressing the allegations.

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

On April 19, 2001, the Company filed an action against Laidlaw and its affiliates, LTI and LIFC (collectively the "Laidlaw Defendants") in the Debtors' Chapter 11 Cases, Adv. Pro. No. 01-01086 (PJW). This action seeks to recover a transfer of over $200 million in August 1999 (the "Transfer") made to or for the benefit of the Laidlaw Defendants. The Company asserts that the transfer is recoverable either as a preference payment to the extent the Transfer retired pre-existing debt or as a fraudulent transfer to the extent the Transfer redeemed equity or was made with intent to hinder, delay or defraud creditors. In the action, the Company seeks to recover the Transfer, plus interest and costs occurring from the first date of demand from the Laidlaw Defendants.

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

In December 2001, pursuant to the Safety-Kleen/Laidlaw Mediation Discovery Protocol, the Debtors, the Debtors' secured lenders, the Debtors' Official Committee of Unsecured Creditors, certain of the Debtors' directors, Laidlaw Debtors and the Laidlaw Debtors creditors' committee and subcommittees agreed to undertake, on an expedited and consolidated basis, limited preliminary discovery to obtain information to assist in presenting submissions to a mediator in an effort to resolve certain outstanding claims between and among the parties in the Debtors' and Laidlaw Debtors' bankruptcy cases. A mediation proceeding began in early April 2002. The parties continue discussions. The resolution of these matters could have a material adverse affect on the Company's financial condition.

MATTERS RELATED TO INVESTIGATION OF FINANCIAL RESULTS

On June 14, 2002, in the case captioned IN RE SAFETY-KLEEN CORP. BONDHOLDERS LITIGATION, Consolidated Case No. 3-00-1145 17 (the "Bondholders Consolidated Action") pursuant to a Motion to Reconsider filed by the plaintiffs, the Judge reconsidered his dismissal of the claims under Sections 11(a), 12(a)(2), 15 of the Securities Act of 1933 and the Section 18 claim under the Securities Exchange Act of 1934. The Court granted the Motion to reconsider as to the
Section 11(a) claims allowing the plaintiffs to amend the complaint to add "aftermarket purchasers" within thirty days of the order. The Judge denied the Motion to Reconsider as to dismissal of 12(a)(2) claims and granted a motion thereby reinstating the Section 18 claims.

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

Grainger, James R. Bullock, Paul R. Humphreys, John W. Rollins, Sr., John W. Rollins, Jr., Leslie W. Haworth, David B. Thomas, Jr., Henry B. Tippie, James L. Wareham, Grover C. Wrenn, Michael J. Bragagnolo, and Henry H. Taylor, CV 01-300722MI, was filed in the Third District Court, County of Tooele, State of Utah. The plaintiffs purchased or acquired certain bonds issued by Tooele County on July 1, 1997, secured by an indenture agreement with LESI, and its successor Safety-Kleen, in the initial offering on July 1, 1997, and retained through March 6, 2000. The bonds were entitled Pollution Control Refunding Revenue Bonds due July 1, 2007. The plaintiffs allege, among other things, that the defendants made written or oral communications containing material false statements or omissions and violated certain state securities laws and common law. Although the Company is not a party to this action, certain of the individual defendants, who are present or former officers or directors of the Company, may make demands to be indemnified by the Company in connection with the action. On May 13, 2002, the Court granted the motion of all defendants to dismiss the action for lack of personal jurisdiction. The time to appeal this ruling has not yet expired.

On October 4, 2001,  the Company,  along with Robert W. Luba, the Estate of John
W. Rollins, Sr., John W. Rollins, Jr., David E. Thomas, Jr., Henry B. Tippie, James L. Wareham, and Grover C. Wrenn filed an action in the Circuit Court of South Carolina, Richland County, against PricewaterhouseCoopers LLP and PricewaterhouseCoopers LLP (Canada), Civil No. 3:01-4247-17 (the "PWC Action"). The PWC Action alleges, among other things, that the defendants were negligent and reckless in failing to comply with applicable industry and professional standards in their review and audit of the Company's financial statements and in the negligent and reckless failure to detect and/or report material misstatements in those financial statements. The complaint alleges causes of action for breach of contract, breach of contract accompanied by a fraudulent act, professional negligence, negligent misrepresentation, violations of the South Carolina Unfair Trade Practices Act and a declaratory judgment for indemnification on behalf of the plaintiff directors. The Complaint seeks in excess of $1.0 billion from the defendants. The defendants removed this case to federal court and moved to dismiss. The plaintiffs moved the court to abstain and remand the case to state court. The federal court granted the plaintiffs' motion and remanded the case to state court. The state court denied defendants' motion to dismiss and discovery has begun. The Company intends to pursue this claim vigorously.

On December 13, 2000, thirteen lenders to Safety-Kleen Services, Inc., sued PricewaterhouseCoopers LLP in the State Court of Fulton County Georgia, alleging negligent misrepresentation by PricewaterhouseCoopers LLP in connection with the financial statements of Safety-Kleen Corp. and its subsidiaries for fiscal years 1997, 1998 and 1999. The case is captioned Toronto Dominion (Texas), Inc., et al. v. PricewaterhouseCoopers LLP Civil Action No. 00 VS 02679 F. The complaint has been amended twice, and the plaintiffs now number over 90 lenders to Safety-Kleen Services, Inc. On October 23, 2001, PricewaterhouseCoopers LLP filed a motion for leave to file a third-party complaint naming Safety-Kleen and former Safety-Kleen officers Kenneth W. Winger, Michael J. Bragagnolo, and Paul
R. Humphreys as third party defendants in a third party claim for indemnity or contribution. The Georgia state court granted the motion and PricewaterhouseCoopers LLP served a third-party complaint for indemnity and contribution against INTER ALIA Safety-Kleen. Safety-Kleen then filed a motion in Bankruptcy Court alleging that PricewaterhouseCoopers LLP had violated the automatic stay provisions of federal bankruptcy law and seeking to enforce the automatic stay. The Bankruptcy Court granted Safety-Kleen's motion and declared PricewaterhouseCoopers LLP's third party complaint against Safety-Kleen void AB INITIO. PricewaterhouseCoopers LLP has now filed a motion in Bankruptcy Court seeking to lift the automatic stay for the limited purpose of allowing the trier of fact to allocate a percentage of the plaintiffs' harm to Safety-Kleen. PricewaterhouseCoopers does not seek affirmative recovery from Safety-Kleen, though it does seek the right to set-off any judgment Safety-Kleen obtains from PricewaterhouseCoopers LLP. PricewaterhouseCoopers LLP's motion is pending before the Bankruptcy Court.

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

The main component of the CAFO (and of the consent agreements in various states) is a compliance schedule for Safety-Kleen and its affected subsidiaries to obtain compliant financial assurance for the facilities covered by the Frontier bonds. That schedule has been modified on several occasions since the CAFO was entered and as the Company has replaced Frontier at various facilities. As of June 30, 2002, the Company was in a position to replace Frontier at all but eight facilities (all of which are inactive and are in its Chemical Services Division) where Frontier coverage does not comply with law. (Accordingly, EPA has lifted restrictions it had imposed at two facilities barring them from accepting certain wastes.) The Company is under a deadline of July 31, 2002 from the EPA to effect replacement at the facilities in this group of eight for which EPA has primary responsibility. The Company intends to seek an extension of this deadline to allow the transfer of all but one of these facilities to Clean Harbors, Inc., which would then be responsible for replacing Frontier. (The last facility is owned and operated by Safety-Kleen (Pinewood), Inc. and is discussed below.) There can be no assurance that the Company will receive a further extension of the financial assurance replacement deadline with respect to these facilities, and if it does not, it could be assessed penalties in addition to those discussed below.

The CAFO imposed a penalty on Safety-Kleen Services, Inc. The penalty has grown to approximately $1.6 million as delays have ensued in the replacement of Frontier, and additional states have joined the CAFO (see discussion below). Some states have imposed financial assurance penalties in addition to this amount. The Company believes such additional penalties, if asserted, would total approximately $1.9 million through June 30, 2002, but the penalties could be asserted in higher amounts.

The State of South Carolina has not entered any consent agreement with the Company that would extend any financial assurance regulatory deadline with respect to facilities owned or operated by Safety-Kleen (Pinewood), Inc., and this facility is not being transferred to Clean Harbors. The Company is in separate negotiations regarding Pinewood issues, as discussed elsewhere in this report. South Carolina also has not agreed to the July 31, 2002 deadline for the replacement of Frontier at inactive facilities and has notified the Company that it is assessing daily penalties that escalate to a maximum of $6,000 per day at an inactive facility in that state that does not yet have coverage to replace Frontier. In the CAFO and in some state consent agreements, the Company agreed to a schedule by which the EPA and certain states may monitor the Company's efforts to obtain compliant financial assurance. Among other things, the schedule required the Company to provide audited restated Consolidated Financial Statements for fiscal years 1997-1999 and the audited Consolidated Financial Statements for fiscal 2000 by certain deadlines. The Company did not meet the deadlines by the original due dates but subsequently provided the required information to the EPA and participating states. Accordingly, the EPA and certain states may impose additional penalties on the Company.

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

On January 22, 2002, DHEC issued a letter to Pinewood directing that various investigative and other actions be taken with respect to the landfill and current Pinewood operating procedures. Pinewood has appealed the January 22 directive, while at the same time continuing discussions with DHEC to resolve all open issues. There can be no assurance that these matters will be resolved in favor of the Company and there can be no assurance as to whether the outcome may have a material adverse effect on the Company's financial position or results of operations. On February 28, 2002, the Company submitted a conceptual closure DHEC.

MARINE SHALE PROCESSORS

In November 1996, an option to buy Marine Shale was obtained by Earthlock Technologies, Inc. ("Earthlock") formerly known as GTX, Inc. with the intent to operate the facility as a permitted Hazardous Waste Incinerator. Subsequently, Marine Shale, Earthlock and the EPA reached a settlement, including a required cleanup of the aggregate and the facility, and the Louisiana Department of Environmental Quality issued a draft permit to Earthlock for operation of the Marine Shale facility as a RCRA-permitted Hazardous Waste Incinerator. Appeals were filed by opposition parties and in October 1999, a Louisiana State Court Judge ruled that the draft permit was improperly issued. Earthlock appealed this decision and in October 2000, the Appeals Court reversed the lower court and affirmed the permit issuance. The opposition parties filed applications for Supervisory Writs with the Louisiana Supreme Court, and these applications were denied in April 2001. There may be further legal challenges to the permit.

On January 10, 2002, Earthlock, as successor by merger to GTX, Inc., filed a Complaint seeking resolution of a dispute arising under the February 19, 1998 Consent Decree. The February 19, 1998 Consent Decree provided that a Vacating Order would be issued to Earthlock/GTX if GTX had not obtained all Necessary Permits (all of the following: RCRA post-trial burn incinerator, RCRA operating, air quality, and LPDES water permits). These permits (except for the post-trial burn RCRA incinerator permit) were issued to GTX on February 19, 1999. These permits were vacated by the State District Court in October, 1999, were subsequently reinstated by the Louisiana First Circuit Court of Appeal in October, 2000, and became final and not subject to further appeal in July, 2001 after a ruling by the Louisiana Supreme Court denying writs.

By merger in December 2001, Earthlock merged with GTX and obtained all of its assets and liabilities, including those under the February 19, 1998 Consent Decree. Earthlock was required under the Consent Decree to make a "Continuation Election" which would have required them to purchase the former Marine Shale Facility. Earthlock declined to proceed with the Continuation Election and as a result the Consent Decree was vacated.

An extensive construction project (estimated by counsel for Earthlock to involve capital expenditures of $60 million) must be completed before the facility can begin processing waste and conduct a trial burn (to obtain the post trial burn RCRA incinerator permit). Earthlock attorneys have represented in court that it will take 18 months to obtain such a permit. Earthlock had asked for postponement of the date it must decide whether to purchase the facility from Marine Shale, and for postponement of the date Earthlock must make its Continuation Election. Earthlock had also asked for an Order prohibiting the issuance of a Vacating Order (which would leave the Consent Decree in place with new deadlines) pending final disposition of its Complaint. The Court had issued a Minute Entry setting a hearing on the Earthlock Motion related to the Order postponing the February 19, 1998 Consent Decree deadlines for February 20, 2002.

The federal judge presiding over the matter held a telephone conference with USDOJ and Earthlock's attorneys on January 29th, and concluded there were no legal issues to be argued or decided at the February 20th hearing, so he cancelled it. The judge informed the Earthlock attorneys that Earthlock had until February 20th to make a decision on whether to acquire the Marine Shale facility, and to become obligated to cleanup the former Marine Shale site, or else to file a motion to vacate the February 19, 1998 Consent Decree. In other words, Earthlock had to make a decision to proceed with the construction, trial burn, and kiln residue cleanup, or to not proceed, by February 20th. Earthlock subsequently decided not to make the Continuation Election, and the February 19, 1998 Consent Decree was vacated. As a result, it remains unclear and uncertain as to what will happen at this point in time with the former Marine Shale Processors facility.

HUDSON COUNTY IMPROVEMENT AUTHORITY LITIGATION

Representatives of all the parties involved in the remediation development activities at the Kearny, New Jersey site met on December 5, 2001 for preliminary discussions of a final resolution of all open issues.

GENERAL

The Company's hazardous and industrial waste services are continuously regulated by federal, state, provincial and local laws enacted to regulate the discharge of materials into the environment or primarily for the purpose of protecting the environment. This inherent regulation of the Company necessarily results in it frequently becoming a party to judicial or administrative proceedings involving all levels of governmental authorities and other interested parties. The issues that are involved generally relate to applications for permits and licenses by the Company and their conformity with legal requirements and alleged violations of existing permits and licenses. At June 26, 2002, subsidiaries of Safety-Kleen were involved in eight proceedings in which a governmental authority is a party relating primarily to activities at waste treatment, storage and disposal facilities where the Company believes sanctions involved in each instance may exceed $100,000.

In the United States, CERCLA imposes financial liability on persons who are responsible for the release of hazardous substances into the environment. Present and past owners and operators of sites which release hazardous substances, as well as generators, disposal arrangers and transporters of the waste material, may be strictly, jointly and severally liable for remediation costs and natural resources damage. At June 26, 2002, the Company had identified 53 active federal or state-run CERCLA sites where the Company was named a PRP. The Company periodically reviews its status with respect to each location and the extent of its alleged contribution to the volume of waste at the location, the available evidence connecting the Company to that location, and the financial soundness of other PRPs at the location.

ITEM 5.  OTHER INFORMATION

AGREEMENT TO SELL THE CHEMICAL SERVICES DIVISION

On February 22, 2002, the Company entered into a definitive agreement with Clean Harbors, Inc. ("Clean Harbors") to sell its Chemical Services Division, excluding the Company's landfill in Pinewood, S.C. Pursuant to the terms of the agreement, Clean Harbors would purchase the Chemical Services Division's net assets from the Company for $46 million in cash, subject to defined working capital adjustments, and the assumption of certain liabilities, which includes environmental liabilities valued at approximately $265 million as of August 31, 2001. The book value of the net assets to be sold, net of the liabilities to be assumed, at August 31, 2001 was in excess of $300 million, resulting in an estimated loss in excess of $250 million, excluding the results of operations of the Chemical Services Division. The actual amount of the loss will not be determined until the sale is completed and could materially differ from this estimate. On June 18, 2002, the Bankruptcy Court approved the sale of the Company's Chemical Services Division to Clean Harbors. Management anticipates completing the sale by the end of the fiscal year. There can be no assurance that the various regulatory agencies will approve the sale of the Chemical Services Division to Clean Harbors, or that the Company will be able to complete the sale of the Chemical Services Division.

TRANSITION OF CORPORATE HEADQUARTERS

The Company plans to relocate its corporate headquarters to Dallas, Texas as part of its efforts to reorganize and restructure the Company. The Company believes that Dallas will be the best location for its corporate headquarters going forward. The Company intends to begin the transition process in the fall of 2002. As a result of this transition, some employees at the current corporate headquarters will be relocated to Dallas, Texas and the employment of certain other employees from the current corporate headquarters will eventually end. Until the transition is complete, there may be dual functions operating in Dallas, Texas and Columbia, South Carolina. There can be no assurance that the transition will proceed as planned or that the transition will not effect or otherwise temporarily disrupt the ongoing operations of the Company.


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

(4)(t) Promissory Note dated May 15, 1997 for $60 million from the Company to Westinghouse Electric Corporation.

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

(4)(v) Guaranty Agreement dated May 15, 1997 by Laidlaw Inc. to Westinghouse Electric Corporation guaranteeing Promissory Note dated May 15, 1997 (as referenced in Exhibit (4)(t)) from Company to Westinghouse Electric Corporation).

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

(10)(k) Stock Purchase Agreement dated February 6, 1997 among the Company, Laidlaw Inc., and Laidlaw Transportation, Inc.

(10)(l) Fiscal Year 2002 Management Incentive Plan filed as Exhibit (10)(l) to the Company's Form 10-Q for the three months ended February 28, 2002 and incorporated herein by reference.

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

(10)(r) Employment Agreement by and between Company and Larry W. Singleton, dated as of July 17, 2000 filed as Exhibit (10)(p) to the Registrant's Form 10-K for the year ended August 31, 2000 and incorporated herein by reference. (insert either new agreement or amendment)

(10)(s) Letter Agrement dated June 4, 2002 by and between Company and Larry W. Singleton amending the Employment Agreement referenced in Exhibit (10)(r) above.

(10)(t) Employment Agreement by and between Safety-Kleen Corp. and Ronald A. Rittenmeyer, dated as of August 8, 2001 filed as Exhibit (10)(s) to the Registrant's Form 10-Q/A for the three months ended May 31, 2001, filed on September 26, 2001 and incorporated herein by reference.

(10)(u) Company Indemnification Agreement delivered to Ronald A. Rittenmeyer by Safety-Kleen Corp., effective as of August 8, 2001 filed as Exhibit (10)(t) to the Registrant's Form 10-Q/A for the three months ended May 31, 2001, filed on September 26, 2001 and incorporated herein by reference.

(10)(v) Employment Agreement by and between Safety-Kleen Corp. and Thomas W. Arnst, dated as of October 4, 2001 filed as Exhibit (10)(u) to the Registrant's Form 10-K for the year ended August 31, 2001, filed on November 29, 2001 and incorporated herein by reference.

(10)(w) Agreement among Safety-Kleen Corp., Safety-Kleen Services, Inc. and David M. Sprinkle dated October 17, 2001 filed as Exhibit (10)(v) to the Registrant's Form 10-K for the year ended August 31, 2001, filed on November 29, 2001 and incorporated herein by reference.

(10)(x) Form of Senior  Executive  Change of Control  Agreement filed as Exhibit
(10)(q) to the Registrant's Form 10-K for the year ended August 31, 2000 and incorporated herein by reference.

(10)(y) Senior Executive Severance Plan filed as Exhibit (10)(s) to the Registrant's Form 10-K for the year ended August 31, 2000 and incorporated herein by reference.

(10)(z) Executive Severance Plan filed as Exhibit (10)(u) to the Registrant's Form 10-K for the year ended August 31, 2000 and incorporated herein by reference.

(10)(aa) Key Manager Severance Plan filed as Exhibit (10)(w) to the Registrant's Form 10-K for the year ended August 31, 2000 and incorporated herein by reference.

(10)(bb) Letter Agreement dated October 3, 2001 between JA&A Services, LLC and the Company, filed as Exhibit (10)(dd) to Registrant's Form 10-Q for the three months ended November 30, 2001 and incorporated herein by reference.

(10)(cc) Second Amended and Restated Marketing and Distribution Agreement, dated as of March 8, 2001 by and between SystemOne Technologies Inc. and Safety-Kleen Systems, Inc., a subsidiary of the Registrant, filed as Exhibit 10.16 to SystemOne Technologies Inc. Form 10-KSB for the year ended December 31, 2000 and incorporated herein by reference.

(10)(dd) Amendment Number 1 to the Second Amended and Restated Marketing and Distribution Agreement, dated as of June 25, 2002, by and between SystemOne Technologies and Safety-Kleen Systems, Inc., a subsidiary of the Registrant.

(10)(ee) Letter Agreement dated as of September 27, 2001 between Jefferson Wells International and Safety-Kleen Services, Inc., filed as Exhibit (10)(ff) to Registrant's Form 10-Q for the three months ended November 30, 2001 and incorporated herein by reference.

(10)(ff) Letter Agreement dated February 1, 2001 between Arthur Andersen LLP and the Company relating to services to the Company for Company process improvement initiatives, filed as Exhibit (10)(gg) to Registrant's Form 10-Q for the three months ended November 30, 2001 and incorporated herein by reference.

(10)(gg) Rider #1 dated December 5, 2001, to Letter Agreement dated February 1, 2001 between Arthur Andersen LLP and the Company relating to services to the Company for Company process improvement initiatives, filed as Exhibit (10)(hh) to Registrant's Form 10-Q for the three months ended November 30, 2001 and incorporated herein by reference.

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

(10)(jj) Master Services Agreement between each of Safety-Kleen Services, Inc., Electronic Data Systems Corporation and EDS Information Services L.L.C. dated April 26, 2002.

(10)(kk) Software End User License Agreement by and between SAP America, Inc. and Safety-Kleen Services, Inc. dated May 15, 2002.

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

(b)    Reports on Form 8-K.

       i. The Company filed a Current Report on Form 8-K on March 12, 2002, which contained Item 5 announcing that the Bankruptcy Court approved the bidding and auction process for the sale of the Company's Chemical Services Division.

       ii. The Company filed a Current Report on Form 8-K on March 22, 2002, which contained Item 5 announcing that the Bankruptcy Court approved the extension of Safety-Kleen's debtor-in-possession (DIP) financing and an increase in the DIP financing to $200 million, from the previously established $100 million.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE:  July 15, 2002                   SAFETY-KLEEN CORP.
                                       ------------------
                                           (Registrant)


                                         /s/ Ronald A. Rittenmeyer
                                       ----------------------------
                                       Ronald A. Rittenmeyer
                                       Chief Executive Officer


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

(4)(t) Promissory Note dated May 15, 1997 for $60 million from the Company to Westinghouse Electric Corporation.

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

(4)(v) Guaranty Agreement dated May 15, 1997 by Laidlaw Inc. to Westinghouse Electric Corporation guaranteeing Promissory Note dated May 15, 1997 (as referenced in Exhibit (4)(t)) from Company to Westinghouse Electric Corporation).

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

(10)(k) Stock Purchase Agreement dated February 6, 1997 among the Company, Laidlaw Inc., and Laidlaw Transportation, Inc.

(10)(l) Fiscal Year 2002 Management Incentive Plan filed as Exhibit (10)(l) to the Company's Form 10-Q for the three months ended February 28, 2002 and incorporated herein by reference.

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

(10)(r) Employment Agreement by and between Company and Larry W. Singleton, dated as of July 17, 2000 filed as Exhibit (10)(p) to the Registrant's Form 10-K for the year ended August 31, 2000 and incorporated herein by reference. (insert either new agreement or amendment)

(10)(s) Letter Agrement dated June 4, 2002 by and between Company and Larry W. Singleton amending the Employment Agreement referenced in Exhibit
          (10)(r) above.

(10)(t) Employment Agreement by and between Safety-Kleen Corp. and Ronald A. Rittenmeyer, dated as of August 8, 2001 filed as Exhibit (10)(s) to the Registrant's Form 10-Q/A for the three months ended May 31, 2001, filed on September 26, 2001 and incorporated herein by reference.

(10)(u) Company Indemnification Agreement delivered to Ronald A. Rittenmeyer by Safety-Kleen Corp., effective as of August 8, 2001 filed as Exhibit
          (10)(t) to the Registrant's Form 10-Q/A for the three months ended May 31, 2001, filed on September 26, 2001 and incorporated herein by reference.

(10)(v) Employment Agreement by and between Safety-Kleen Corp. and Thomas W. Arnst, dated as of October 4, 2001 filed as Exhibit (10)(u) to the Registrant's Form 10-K for the year ended August 31, 2001, filed on November 29, 2001 and incorporated herein by reference.

(10)(w) Agreement among Safety-Kleen Corp., Safety-Kleen Services, Inc. and David M. Sprinkle dated October 17, 2001 filed as Exhibit (10)(v) to the Registrant's Form 10-K for the year ended August 31, 2001, filed on November 29, 2001 and incorporated herein by reference.

(10)(x)   Form of Senior Executive Change of Control  Agreement filed as Exhibit
          (10)(q) to the Registrant's Form 10-K for the year ended August 31, 2000 and incorporated herein by reference.

(10)(y) Senior Executive Severance Plan filed as Exhibit (10)(s) to the Registrant's Form 10-K for the year ended August 31, 2000 and incorporated herein by reference.

(10)(z) Executive Severance Plan filed as Exhibit (10)(u) to the Registrant's Form 10-K for the year ended August 31, 2000 and incorporated herein by reference.

(10)(aa)  Key  Manager   Severance   Plan  filed  as  Exhibit   (10)(w)  to  the
          Registrant's Form 10-K for the year ended August 31, 2000 and incorporated herein by reference.

(10)(bb) Letter Agreement dated October 3, 2001 between JA&A Services, LLC and the Company, filed as Exhibit (10)(dd) to Registrant's Form 10-Q for the three months ended November 30, 2001 and incorporated herein by reference.

(10)(cc) Second Amended and Restated Marketing and Distribution Agreement, dated as of March 8, 2001 by and between SystemOne Technologies Inc. and Safety-Kleen Systems, Inc., a subsidiary of the Registrant, filed as Exhibit 10.16 to SystemOne Technologies Inc. Form 10-KSB for the year ended December 31, 2000 and incorporated herein by reference.

(10)(dd) Amendment Number 1 to the Second Amended and Restated Marketing and Distribution Agreement, dated as of June 25, 2002, by and between SystemOne Technologies and Safety-Kleen Systems, Inc., a subsidiary of the Registrant.

(10)(ee) Letter Agreement dated as of September 27, 2001 between Jefferson Wells International and Safety-Kleen Services, Inc., filed as Exhibit
          (10)(ff) to Registrant's Form 10-Q for the three months ended November 30, 2001 and incorporated herein by reference.

(10)(ff) Letter Agreement dated February 1, 2001 between Arthur Andersen LLP and the Company relating to services to the Company for Company process improvement initiatives, filed as Exhibit (10)(gg) to Registrant's Form 10-Q for the three months ended November 30, 2001 and incorporated herein by reference.

(10)(gg) Rider #1 dated December 5, 2001, to Letter Agreement dated February 1, 2001 between Arthur Andersen LLP and the Company relating to services to the Company for Company process improvement initiatives, filed as Exhibit (10)(hh) to Registrant's Form 10-Q for the three months ended November 30, 2001 and incorporated herein by reference.

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

(10)(jj) Master Services Agreement between each of Safety-Kleen Services, Inc., Electronic Data Systems Corporation and EDS Information Services L.L.C. dated April 26, 2002.

(10)(kk) Software End User License Agreement by and between SAP America, Inc. and Safety-Kleen Services, Inc. dated May 15, 2002.

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